Form 10-K
period 2008-06-30
Celera CORP
filed 2008-09-08
CIK 1428156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 001-34116

Celera Corporation

(Exact name of registrant as specified in its charter)

Delaware	26-2028576
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1401 Harbor Bay Parkway

Alameda, CA 94502

(Address of principal executive offices, with zip code)

(510) 749-4200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d), of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☒        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2008, our common stock was not listed on any exchange or over-the-counter market. Our common stock began trading on The NASDAQ Stock Market on July 1, 2008.

Number of shares of common stock outstanding as of August 29, 2008: 80,294,789.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and service development efforts. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Annual Report on Form 10-K, the words “may,” “might,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under the caption Item 1A. “Risk Factors” in this annual report and in our Registration Statement on Form S-1 (SEC File No. 333-149457) filed with the Securities and Exchange Commission (SEC), on June 19, 2008 pursuant to the Securities Act of 1933, as amended, as such registration statement was declared effective on June 19, 2008. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our filings with the SEC.

PART I

ITEM 1.	BUSINESS

Relationship with Applied Biosystems, Inc.

Prior to July 1, 2008, we were a wholly owned business segment of Applied Biosystems, Inc. (Applied Biosystems), formerly known as Applera Corporation (Applera). Since 1999, the relative performance of Celera Corporation (Celera) has been reflected by the Celera Group tracking stock, a class of common stock of Applied Biosystems.

On May 8, 2008, Applied Biosystems’ Board of Directors approved the split-off of the Celera Group into an independent company. The split-off was effective on July 1, 2008, when each holder of Celera Group tracking stock received one share of Celera Corporation common stock. Celera Corporation common stock is listed on the NASDAQ Stock Market under the symbol “CRA.” As a result of the split-off, we are now an independent public company. We will continue to have contractual and commercial relationships with Applied Biosystems. For further information see “Our Relationship with Applied Biosystems Following the Split-Off” contained within Item 13 of this annual report on Form 10-K.

References to the “Company,” “Celera,” “we,” “us” and “our” refer to the Celera Group for all periods prior to the completion of the split-off and to Celera Corporation, a Delaware corporation, and its direct and indirect subsidiaries for all periods following completion of the split-off, in each case, unless the context otherwise requires.

On June 12, 2008, Applied Biosystems and Invitrogen Corporation (Invitrogen) announced that their respective Boards of Directors had approved a definitive merger agreement (Proposed Merger) under which Invitrogen will acquire all of the outstanding shares of Applied Biosystems stock.

Business Overview

We are a diagnostics business that delivers personalized disease management through a combination of products and services incorporating proprietary discoveries. We reorganized our business in January 2008 and now operate through three reporting segments, a clinical laboratory testing service business (Lab Services), a products business (Products), and a segment which includes other activities under corporate management (Corporate). Our Lab Services business, conducted through Berkeley HeartLab, Inc., (BHL), offers a broad portfolio of clinical laboratory tests and disease management services to help healthcare providers improve cardiovascular disease treatment regimens for patients. Our Products business develops, manufactures, and oversees the commercialization of molecular diagnostic products, most of which are commercialized through our relationship with Abbott Molecular, a subsidiary of Abbott Laboratories. Our Corporate segment includes revenues for royalties, licenses, funded collaborations and milestones related to the licensing of certain intellectual property and from the sale of Celera’s former small molecule and proteomic programs.

Since we commenced operations in fiscal 1996, we have evolved from a business focused on the discovery and distribution of genomic information based on our work in sequencing the human genome to a diagnostics business focused on personalized disease management.

We are conducting research to make discoveries to support the development of proprietary new products and services in our BHL and Products businesses and as a basis for external collaborations or licensing arrangements. We have conducted large-scale disease association studies for multiple disease conditions, including liver disease, autoimmunity, Alzheimer’s disease, and breast cancer, but most of our discovery and development efforts are currently focused on cardiovascular disease and metabolic disorders. Our proteomics research has studied differences in proteins found in patients with cancer. While the findings of our genetic and proteomic studies can be used for both therapeutic and diagnostic purposes, currently our discovery work is being pursued internally solely for the purpose of developing new diagnostic products and services and supporting collaborations. Findings with therapeutic implications are being pursued externally primarily by our collaborators.

Between April 2001 and December 2005, the Applied Biosystems Group and the Celera Group operated a diagnostics business known as Celera Diagnostics, which was focused on the discovery, development, and commercialization of molecular diagnostic products and the identification of novel gene/disease associations. Celera Diagnostics was a 50/50 joint venture between the Applied Biosystems Group and the Celera Group. Effective January 1, 2006, we acquired the Applied Biosystems Group’s 50 percent interest in the joint venture such that we now own 100 percent of Celera Diagnostics.

In October 2007, we acquired all of the outstanding capital stock of BHL for approximately $193 million in cash, including transaction costs. BHL is a cardiovascular healthcare company that offers clinical laboratory testing services that characterize and monitor cardiovascular risk and disease management services. BHL is focused primarily on serving the secondary prevention market, that is, those patients who have been diagnosed with cardiovascular disease or lipid or metabolic disorders. The cash expenditure for this acquisition was funded by available cash.

Also in October 2007, we acquired substantially all of the assets of Atria Genetics Inc. (Atria) for approximately $33 million in cash, including transaction costs. Atria has a line of human leukocyte antigen (HLA) molecular diagnostic testing products that are used for identifying potential donors in the matching process for bone marrow transplantation. The cash expenditure for this acquisition was funded by available cash.

Technical Background

Genetics and Proteomics

DNA molecules consist of chemical subunits, called nucleotides, bound in two long strands. A nucleotide is made up of a sugar molecule, a phosphate group, and one of four bases — adenine, cytosine, guanine, or thymine — often abbreviated with their first letters A, C, G, and T. In a DNA molecule, the nucleotides in the two strands are bound together in pairs to form a structure that resembles a twisted ladder or double helix. The bound pairs of nucleotides that form the rungs of the ladder are called base pairs.

Genes are segments of these DNA molecules that carry specific information necessary to perform particular biological functions, such as instructions for making proteins. Currently scientists believe humans have approximately 21,000 genes. Genes may contain from several dozen to tens of thousands of nucleotides. The entire collection of DNA in humans, called the human genome, contains approximately 3.1 billion base pairs and approximately 2 to 3 million of these 3.1 billion base pairs vary between two individuals. Single differences in base pairs between individuals are called single nucleotide polymorphisms, or SNPs.

Gene expression is the process by which proteins are made from the instructions encoded in DNA. Proteins are molecules composed of one or more chains of amino acids. Proteins are required for the structure, function, and regulation of the body’s cells, tissues, and organs; and each protein has unique functions.

Genetics is the study of heredity and how differences in DNA relate to individual characteristics, while proteomics is the study of the set of proteins encoded by a genome. Disease association studies are research studies that compare SNPs, base insertions, base deletions, gene copy numbers, gene expression profiles, and/or proteins from biological samples obtained from people with specific known characteristics or medical conditions with samples from people without those characteristics or medical conditions. Studies for predicting treatment response are research studies that compare SNPs, base insertions, base deletions, gene copy numbers, gene expression profiles, and/or proteins from biological samples obtained from people who responded positively to a specific form of treatment with samples from people who did not respond or responded negligibly to the same treatment or who suffered toxic side effects from the treatment. Once a genetic or proteomic difference has been identified for a specific characteristic or disease or treatment response, the study is repeated, or replicated, in additional samples to confirm the initial findings. The findings are then studied using biological samples from the general population to understand how they occur in different groups in the population and to assess their potential utility for use in new diagnostic test procedures. Some findings from disease association studies and studies of treatment response may have applicability in the development of new drugs or therapeutic agents.

Molecular Diagnostics

Molecular diagnostics involves providing testing products and/or testing services to detect genetic differences between individuals relating to predisposition for disease, prediction of the rate of disease progression, optimization or selection of therapies to prevent or treat disease, and the detection, characterization and quantification of the genetic makeup of microorganisms that cause disease. Molecular diagnostic tests require highly sensitive and specific molecular testing methods. All of the products that we currently manufacture are considered molecular diagnostic products. BHL also offers molecular diagnostic testing services through its clinical laboratory.

Lipoprotein Measurement and Cardiovascular Disease

Lipoproteins are molecules containing both a lipid, or fat soluble component, and a protein. Low-density lipoprotein, or LDL, and high-density lipoprotein, or HDL, particles are present in all individuals and are distinguished by differences in size and density. Subclasses of LDL and HDL differ in their effects on the development of, or protection from, atherosclerosis, or hardening of the arteries, and risk associated with cardiovascular disease. Healthcare providers order testing of blood samples on patients with cardiovascular disease or lipid or metabolic disorders to determine the distribution of particle size and density for both HDL and LDL as a means of characterizing the patient’s relative risk for cardiovascular disease or lipid or metabolic disorders and to develop personalized treatment regimens and monitor the patient’s progress in reducing this risk. BHL offers clinical laboratory testing services that quantify five subclasses of HDL and seven subclasses of LDL particles.

Personalized Disease Management

Personalized disease management involves the use of diagnostic testing procedures and other means to assess an individual’s risk for a disease or to characterize a disease in order to recommend individualized lifestyle and therapy choices to mitigate disease development or progression, and to monitor their effectiveness.

Clinical Laboratory Testing Service Business

We acquired our clinical laboratory testing service business, BHL, in October 2007. BHL is focused on improving the treatment of individuals who have had cardiovascular events or who have been diagnosed as having cardiovascular disease or lipid or metabolic disorders. BHL provides:

•	clinical laboratory testing services that characterize and monitor cardiovascular disease risk,

•	personalized treatment recommendations, and

•	ongoing therapeutic compliance education.

BHL uses various proprietary and non-proprietary tests which enable a healthcare provider to establish a baseline assessment of cardiovascular disease status for each patient. This baseline assessment enables the treating healthcare provider to recommend personalized disease management programs for patients. BHL testing services also help to monitor therapeutic response and disease progression relative to the initial baseline assessment, allowing healthcare providers to refine their recommended treatment programs to facilitate patient compliance and improve clinical outcomes.

BHL’s clinical laboratory testing business is regulated by the Centers for Medicare and Medicaid Services through the Clinical Laboratory Improvements Amendments of 1988, or CLIA. In total, CLIA covers approximately 200,000 laboratory entities. The two dominant competitors to BHL in the general laboratory market are Laboratory Corporation of America, or LabCorp, and Quest Diagnostics Incorporated, or Quest. However, BHL’s two main competitors in the lipid subclass analysis market are LipoScience, Inc. and Atherotech, Inc. In addition, LipoScience, Inc. and Atherotech, Inc. provide their subclass analysis testing services directly to physicians as well as through distribution channels such as LabCorp and Quest.

BHL Testing Services

BHL has a Clinical Laboratory Improvements Amendments of 1988 (CLIA)-certified laboratory that provides a broad portfolio of testing services focused on the secondary prevention market. BHL conducts clinical laboratory testing services in a 40,000 square foot laboratory located in Alameda, California. Healthcare providers, clinical laboratories and specimen collection stations collect and send to our laboratory for testing most of the clinical laboratory specimens used in our clinical laboratory testing service business. A specimen collection station is a facility licensed to facilitate the collection of blood specimens by a phlebotomist who is a BHL employee. Healthcare providers refer patients to BHL’s specimen collection stations where the patient blood specimens are collected. These collection stations then send the blood specimens to BHL’s clinical laboratory for testing.

BHL has an exclusive license from the Regents of the University of California through the Ernest Orlando Lawrence Berkeley National Laboratory for a patent related to segmented gradient gel electrophoresis determination of LDL subclasses. Other companies offer clinical testing services using a traditional lipid panel test, “cholesterol tests” or “advanced cholesterol tests” (tests that measure the number of lipoprotein particles in a person’s blood) and generally target the primary care/lipid screening market. However, these tests are generally not considered competitive with BHL’s testing services because (1) they do not provide the level of discrimination and quantification of lipid subclasses for both LDL and HDL that is provided by BHL’s segmented gradient gel electrophoresis testing, nor are they available with BHL’s disease management offerings and (2) healthcare providers are able to use our clinical laboratory tests to monitor therapeutic response and disease progression in their patients over time.

Principal Testing Services

Most of BHL’s testing services incorporate the use of in vitro, meaning outside of the living body, diagnostic (IVD) test products cleared or approved by the U.S. Food and Drug Administration (FDA). However, some of BHL’s testing services, such as its ApoE test, described below, are based on internally-developed and validated laboratory-developed tests and are not required to be FDA cleared or approved. Their results are not intended to be used as the sole means for clinical diagnosis or patient management decisions. BHL is authorized under CLIA to perform high-complexity testing. These laboratory-developed high-complexity tests may incorporate components that are manufactured by our products business.

BHL offers 37 individual clinical laboratory tests. The tests were selected because of their ability to characterize and monitor cardiovascular disease or lipid or metabolic disorders. The following four tests are unique to BHL as part of its proprietary cardiovascular disease management offerings:

LDL-S3GGE® Test. LDL-S3GGE is a BHL proprietary test that measures LDL size as a subclass distribution divided across seven regions (four small and three large) and characterizes the amount of LDL distributed in these regions. This allows for the measurement of LDL subgroup particle size and percent distribution in each region. This separation can also measure defined clinical classifications (i.e., “small LDL trait” and “large LDL trait”). There is a threefold increased cardiovascular disease risk associated with the small LDL trait.

HDL-S10GGE® Test. HDL-S10GGE is a BHL proprietary test that measures HDL size as a subclass distribution divided across five HDL regions and characterizes the amount of HDL distributed in these regions. The subclasses are defined as HDL2a, HDL2b, HDL3a, HDL3b, and HDL3c. Low levels of HDL2b are correlated with a two to threefold increased cardiovascular disease risk and have been shown to predict progression of coronary atherosclerosis (the progressive accumulation of cholesterol, calcium, immune cells, and clotted blood vessels) and disease severity.

Apolipoprotein E Genotypes (ApoE) Test. ApoE plays an important role in lipoprotein metabolism. ApoE is one of the most common genes thought to affect LDL cholesterol levels and cholesterol metabolism. There are three ApoE isoforms — E2, E3, and E4. Individuals with the E2 or E4 isoforms have been found to have an increased risk for heart disease. In addition, BHL’s ApoE test helps to determine a patient’s responsiveness to therapeutic elements such as dietary fat levels, environmental factors such as alcohol or nutritional supplements, and medication.

Kinesin-Like Protein 6 (KIF6) Test. BHL has completed validation of a new molecular diagnostic test to detect a variant in a gene called Kinesin-Like Protein 6, or KIF6. Research conducted by Celera and our collaborators has shown that approximately 60% of the general Caucasian population has this gene variant and that individuals with the KIF6 variant have up to a 55% increased risk of having a cardiovascular event, such as a heart attack. Studies have also demonstrated that this incremental cardiovascular risk can be substantially and significantly reduced by statin therapy (drugs that are available by prescription from a physician). The KIF6 test was broadly launched by BHL as a laboratory-developed test in July 2008.

BHL also provides the following clinical laboratory tests:

• Apolipoprotein A1	• Hepatic Function Panel
• Apolipoprotein B	(panel tests listed below)
• C-Reactive Protein (high sensitivity) (CRP-HS)	• Alanine Aminotransferase (ALT)
• Creatine Kinase	• Albumin
• Fibrinogen (mass)	• Alkaline Phosphatase
• Hemoglobin A1c	• Aspartate Aminotransferase (AST)
• Homocysteine	• Bilirubin (total)
• Insulin	• Bilirubin (direct)
• LDL-Cholesterol (direct)	• Total Protein
• Lipoprotein (a)	• Lipid Panel
• Lp-PLA2	(panel tests listed below)
• NT-proBNP	• Triglycerides
• Thyroid Stimulating Hormone (TSH)	• Cholesterol (total)
• Uric Acid	• HDL-Cholesterol
• Renal Function Panel
(panel tests listed below)
• Albumin
• Blood Urine Nitrogen (BUN)
• Calcium
• Carbon Dioxide
• Chloride
• Creatinine
• Glucose
• Phosphorus
• Potassium
• Sodium

Each of the clinical laboratory tests included as a part of an organ or disease oriented panel may be ordered as an individual test.

BHL’s Disease Management Services and Patient Compliance

BHL facilitates cardiovascular disease risk management and patient compliance through a series of proprietary programs and services available with its testing services. These services involve home, office and field based clinical educators working with BHL patients to develop individualized patient disease management programs based on treatment regimens prescribed by the patient’s healthcare provider and results from the patient’s BHL tests. BHL’s disease management programs involve individually-tailored education for nutrition, exercise, stress reduction, and medication compliance to help reduce patients’ risk from cardiovascular disease or lipid or metabolic disorders and are believed to contribute to improved patient compliance and clinical outcomes. Clinical education helps patients understand their specific risk factors characterized by the BHL clinical laboratory testing and how medication compliance and lifestyle changes can lessen their individual cardiovascular disease risk profile. Patients who receive BHL testing services are provided access to BHL’s personalized disease management services for a limited period of time following the date of the test.

BHL Sales and Marketing

General. BHL has a direct sales organization focused on expanding our base of healthcare providers who use BHL clinical laboratory testing services through both direct field sales for acquiring new accounts and telesales to expand presence in existing accounts. As of June 30, 2008, BHL had approximately 156 personnel in the field, including 34 sales personnel, in select high potential markets in the United States. Our largest concentration of sales personnel is in the Southeast and Texas, although we receive specimens from healthcare providers across the country.

In calendar year 2007, BHL received referrals from over 4,200 healthcare providers, processed samples from over 227,000 patients (both new and recurring), and performed over 1.8 million tests. BHL’s top 150 referral sources represented 56% of its total sample volume in calendar year 2007. These clients are predominantly concentrated in nine states, representing areas with some of the highest incidence of cardiovascular disease in the United States. We believe the market for our testing services and disease management programs has barely been penetrated by BHL. As of June 30, 2008, approximately 544,000 unique patients had received BHL testing services. This represents fewer than 3% of the 19 million individuals who have been diagnosed with cardiovascular disease or other lipid or metabolic disorders in the United States.

In 2007, BHL entered into a License and Distribution Agreement with Berkeley Heart Europe AS, a Norwegian company, or BHE. Under this agreement, BHE has the right to commercialize BHL’s cardiovascular characterization, monitoring and disease management offerings to the primary and secondary cardiovascular disease prevention markets in Europe, including Russia.

4myheart Centers. To deliver disease management services to patients who have had BHL clinical laboratory testing services, BHL has developed the 4myheart Center concept. The goal of 4myheart Centers is to create a dedicated environment in which BHL’s patients will be motivated to work toward reducing their cardiovascular disease risk. At a minimum, each 4myheart Center houses a clinical educator. Clinical educators work with BHL patients to develop individualized education based on treatment regimens prescribed by the patient’s healthcare provider and results from the patient’s BHL tests. Depending on the local referral patterns, a 4myheart Center might also include one or more of the following: a receptionist, an exercise educator, or a phlebotomist (an individual who draws blood samples from patients). 4myheart Centers vary in size, from around 800 square feet to 3,500 square feet, depending on the local market need and perceived opportunity. Patients who receive BHL tests are provided access to 4myheart Centers for a limited period of time following the date on which the testing services were provided.

Until recently, we have focused on actively marketing our clinical laboratory testing services solely to accounts that referred large volumes of specimens for our services. We believe that the continued growth of our clinical laboratory services requires us to change our sales strategy, moving away from our sole focus on large-volume accounts and instead developing local market territories comprised of at least one large volume account and additional lower volume accounts located near the large-volume accounts. We have already started to implement this new marketing strategy within each of our sales territories and believe that it should be implemented over the next several years. As a result of this new strategy, we expect to relocate most of our existing clinical educators and develop centrally-located 4myheart Centers for the delivery of disease management and patient education services and patient resources.

BHL has placed 4myheart Centers in selected communities in the United States. As of June 30, 2008, we had 25 4myheart Centers operating or under development. These centers are located in Alabama (4), Arkansas (1), California (3), Florida (3), Georgia (1), New Jersey (1), North Carolina (2), South Carolina (1), Tennessee (2), Texas (6), and Washington (1).

Reimbursement

Our revenues are highly dependent on our clinical laboratory tests being approved for reimbursement by Medicare, as well as private insurance companies and managed care organizations, commonly referred to, collectively, as “third-party payors.” There can be no assurance that third-party payors will approve for reimbursement of any of our clinical laboratory tests or the use of diagnostic products sold by us in the future.

BHL accepts assignment for Medicare patients as payment in full on covered tests. Reimbursement from third-party insurance companies varies widely, even from a single payor in a given geographic area and population. Insurance companies often follow the lead of Medicare in determining whether a clinical laboratory test is covered and reimbursable. However, reimbursement rates are generally higher for non-government payors.

Since the date we acquired BHL through June 30, 2008, revenues from Medicare patients represented approximately 39% of the total BHL patient test service revenues.

A large portion of our clinical laboratory testing business is currently reimbursed by non-governmental third-party payors on an out-of-network, non-participating basis. This means that we do not have contracted reimbursement rates with these companies. In order to contain medical expenses, many of these companies have requested that we become an in-network, participating provider of clinical laboratory testing services. Becoming an in-network, participating provider has the advantage of providing us with access to more patients for our clinical laboratory testing services and assuring that our clinical laboratory tests are reimbursable by the insurance company or managed care organization that has established the network. However, in-network, participating reimbursement rates tend to be substantially lower than those reimbursement rates currently being received by us for our testing services. Therefore, joining these networks could reduce our net revenues. On the other hand, failure to join these networks could prevent us from being reimbursed by these providers for its clinical laboratory tests altogether. We believe that market factors, many of which are beyond our control, will influence our decision as to whether or not and when we will become an in network, participating provider for any given non-governmental third-party payor. We evaluate requests from non-governmental third party payors from time to time on a case-by-case basis. Each evaluation consists of analyzing a number of factors, including the reimbursement rates offered to in-network providers compared to those offered to out-of-network providers, patient access levels to in-network providers compared to patient access levels for out-of-network providers, and general market conditions.

Competition with Our Clinical Laboratory Testing Service Business

Our clinical laboratory testing services, and our associated disease monitoring, management, and educational services compete primarily with existing but less discriminating diagnostic, detection and monitoring technologies and disease management service companies. In particular, many clinical reference laboratories, including LabCorp, Quest, Sonic Healthcare Limited, Mayo Medical Laboratories, and other regional laboratory companies offer clinical laboratory testing services using a traditional lipid panel test which is simpler to perform and less expensive than our more extensive and proprietary lipid fractionation and related cardiovascular biomarker tests. Lipid panel tests are widely accepted as an adequate test for assessing and managing risk of cardiovascular disease. We believe that our lipid fractionation and related cardiovascular biomarker tests are superior to traditional lipid panel tests because traditional lipid panel tests do not provide the level of discrimination and quantification of lipid subclasses for both LDL and HDL that is provided by BHL’s segmented gradient gel electrophoresis testing, nor are they available with BHL’s disease management offerings. We believe we are a leading provider of lipoprotein subclass analyses. Also, other companies, including Atherotech, Inc., Agilent Technologies, Inc. and LipoScience, Inc., currently provide alternative methods for lipoprotein subclass analysis using different technologies than our testing services. In addition, companies, including Healthways, Inc. and LifeMasters Supported SelfCare, Inc., and internal efforts by some healthcare payors, such as United Healthcare, compete with our disease monitoring and management and lifestyle modification offerings. Many of our actual or potential competitors may have longer operating histories, better name recognition and greater financial, technical, sales, marketing, and distribution capabilities than we have. These competitors also may have more experience in research and development, regulatory matters, and manufacturing. Many of these companies, particularly those selling the traditional lipid panel test, offer tests or services that have been approved for third-party reimbursement. Our current or potential competitors may use, or develop in the future, technologies that are superior to, or more effective than, ours, which could make our tests noncompetitive or obsolete. We seek to expand our service offerings to provide greater characterization of risk and associated therapeutic response. We also seek to distinguish our services by supplementing our clinical laboratory testing services with additional disease monitoring, management, and educational services that include patient education programs with respect to nutrition, exercise, stress reduction, and medication compliance.

Products Business

Through our products business unit, we develop and manufacture molecular diagnostic products that facilitate disease detection, prediction of disease predisposition, monitoring of disease progression and disease severity, and determination of patient responsiveness to treatments. These products include IVD test kits, which may be labeled for use in diagnosing specific diseases or other conditions, as well as products referred to as analyte specific reagents, or ASRs, which may be used by appropriately-licensed clinical laboratories in the U.S. for clinical laboratory testing after they independently establish the performance characteristics of the reagents but which may not be labeled by us for use in diagnosing any specific disease or condition. We also provide various general purpose reagents and some reagents that are used for research purposes.

While the sale of IVD test kits requires clearance or approval by the FDA and may require similar regulatory clearances or approvals in other countries, analyte specific reagents (ASRs) are a class of products defined by the agency’s regulations which may be sold without regulatory review in the U.S. However, ASRs must be manufactured and marketed in compliance with the requirements of the agency’s Quality System Regulation, including Good Manufacturing Practices, and must be sold in compliance with FDA regulations regarding their labeling, sale, distribution, and use. These FDA regulations are intended to ensure, among other things, that purchasers are aware that the utility and performance characteristics of these ASR products have not been established. Because ASRs are not subject to FDA clearance or approval, we believe they can generally be commercialized sooner than diagnostic test kits. However, the regulatory restrictions on the marketing, distribution, and sale of ASRs, and on customer use of these products, would likely affect their marketing and distribution and market acceptance. In September 2007, the FDA issued a guidance document that further defines limitations on the commercialization of ASRs. We are evaluating which of our and our collaborators’ and licensees’ products are affected and seeking to establish, as soon as possible, an appropriate action plan for any affected product, such as reconfiguring the product to bring it into compliance with the ASR definition or seeking clearance pursuant to Section 510(k) of the Federal Food, Drug and Cosmetic Act, or FFDCA. For a discussion of the regulation of our products business, see this section under the heading “Governmental Regulation of Diagnostic Products and Testing Services — Regulation of Diagnostic Products.”

In addition, we believe that many of the purchasers of our diagnostic products that perform clinical laboratory testing services face pressure to become in-network, participating providers with third-party payors. Should these purchasers become in-network, participating providers, if they are not already, the reduced reimbursement rates received by these purchasers from third-party payors may cause them to seek lower pricing for our diagnostic products.

Abbott Strategic Alliance

In June 2002, we entered into a long-term strategic alliance agreement with Abbott, a global health care company. Applied Biosystems formed the alliance with Abbott to discover, develop, and commercialize molecular diagnostic products for disease detection, prediction of disease predisposition, disease progression monitoring, and therapy selection. The agreement requires that we work exclusively with Abbott to develop and commercialize selected molecular diagnostic products. However, the alliance agreement permits us to form research collaborations with other companies relating to these products as well as collaborations and relationships with other companies to support our other research activities. Under the Abbott alliance agreement, together with Abbott, we conduct separate but coordinated research and development activities that are within the scope of the alliance. The coordinated activities include the sharing of scientific results and collaboration regarding the technology and instrumentation that our alliance products will use. Both companies may work independently to develop and commercialize products that are not within the exclusive areas. Our alliance with Abbott is primarily a profit-sharing arrangement, under which the parties share equally in the costs of our separate research and development activities under the alliance, and then share equally in any profits or losses resulting from the marketing and sales of alliance products whether developed by us or Abbott.

The Abbott relationship was renegotiated in 2006 to permit Applied Biosystems to develop and sell diagnostic instruments to end-users for clinical diagnostic applications, an activity that was previously restricted under the alliance agreement. At the same time, Celera and Abbott also moved third party-manufactured products sold through the alliance outside the profit sharing arrangement. Abbott currently pays us a low-single digit royalty on these third party-manufactured alliance products.

Generally, Abbott is the worldwide distributor of products developed and manufactured by the parties that are covered by the alliance. We believe that Abbott’s expertise in the diagnostics industry and its global distribution system enhances our ability to bring diagnostic products to market.

We expect that the marketing of a significant portion of our molecular diagnostic products for the foreseeable future will be covered by our strategic alliance agreement with Abbott, and will be marketed, distributed, and sold through Abbott. The term of the agreement runs until June 2017. Although this is a long-term alliance, the alliance agreement contains provisions that could result in early termination for reasons that include the following: breach by either company; a change in control of either company; or either company’s dissatisfaction with the financial performance of the alliance according to specifically-agreed parameters and a measurement period set forth in the alliance agreement. Also, we cannot ensure that Abbott will perform its obligations as expected. If Abbott terminates the alliance or otherwise fails to conduct its collaborative activities in a timely manner, our development or commercialization of diagnostic products may be delayed or prevented. We are also developing products not covered by the alliance, but for these products we will have to develop our own marketing and distribution capability, find other distributors, or incorporate them into our relationship with Abbott.

We are currently manufacturing five product categories that are sold through our strategic alliance with Abbott, including: our ViroSeq™ HIV-1 Genotyping System; products that are used for the detection of mutations in the CFTR gene, which cause cystic fibrosis; hepatitis C virus ASRs; ASRs for the detection of mutations in the FMR-1 gene, which cause Fragile X Syndrome; and ASRs for the detection of mutations in genes known to be involved in deep vein thrombosis. We also derive revenue from other products that we do not manufacture but which are sold through our alliance with Abbott. For a more detailed description of these products, see the discussion in this section under the headings “Abbott’s Alliance Products” and “Alliance Products Manufactured by Other Companies.”

The description of our ASR and other reagent products below is for general information purposes only, and in particular, the description of the potential uses of these products is not intended to constitute a claim regarding the performance or analytical characteristics of these products that would be restricted under applicable laws and regulations.

Celera’s Alliance Products

ViroSeq HIV-1 Genotyping System. The genome of the human immunodeficiency virus, commonly known as HIV, undergoes mutations in an infected patient, especially in response to anti-viral drug treatment. Some of the mutations have been shown to render the virus resistant to the action of some drugs, thereby diminishing the effectiveness of the treatment. Therefore, the detection of mutations in HIV that correlate with drug resistance provides useful information to healthcare providers in personalizing disease management by monitoring the course of treatment and selecting the most effective regimen for each individual HIV-infected patient.

Our ViroSeq HIV-1 Genotyping System was developed as an aid to healthcare providers in monitoring and treating HIV-1 infection. HIV-1 is the most prevalent strain of HIV. The testing system was designed to detect specific mutations in the HIV-1 genome that correlate with drug resistance from a human blood sample. The product includes reagents for identifying key mutations of the HIV-1 genome designed for use on an Applied Biosystems automated DNA sequencing instrument in conjunction with our ViroSeq HIV-1 Genotyping System Software. The ViroSeq HIV-1 Genotyping System can be used to test for resistance to up to 20 drugs used to treat HIV-1 infected patients.

We have received 510(k) clearance from the FDA authorizing the marketing of the ViroSeq HIV-1 Genotyping System for use on four Applied Biosystems genetic analysis instruments in the U.S. and have received CE mark registration of the system authorizing the marketing of the system in the European Union, or EU, and other countries that recognize the CE mark for use on two Applied Biosystems genetic analysis instruments.

Cystic Fibrosis Products. Cystic fibrosis is an inherited genetic disorder that affects children and young adults. It is caused by a number of mutations in the cystic fibrosis transmembrane conductance regulator, or CFTR, gene. The American College of Obstetricians and Gynecologists currently recommends that couples planning a pregnancy or seeking prenatal care be screened for cystic fibrosis gene mutations to help them make informed reproductive decisions. We manufacture ASRs that can be used by appropriately licensed clinical laboratories in the U.S. to identify mutations in the CFTR gene. Laboratories using the reagents for this purpose must first independently establish the performance characteristics of any test they develop using our ASRs. In 2007, we received FDA clearance to market an IVD version of the cystic fibrosis product. Work is underway to commercialize this IVD product. Additionally, we have the CE mark and Canadian registration necessary for marketing these reagents as a diagnostic test kit in the EU and Canada, and other countries that recognize the CE mark.

Hepatitis C Virus Analyte Specific Reagents. Hepatitis C virus, or HCV, causes chronic liver disease. HCV infection is currently the leading reason that patients need liver transplants. There are several distinct strains of HCV having different genotypes, and some of these genotypes are more susceptible to currently-available treatments than others. We manufacture two types of ASRs for Abbott for the detection of HCV. One type of these products can be used to measure “viral load,” which refers to the quantity of the virus found in a tissue sample. The other type of these products can be used to identify the genotypes of the different strains of the HCV. Only appropriately-licensed clinical laboratories in the U.S. can use these ASRs for these purposes after they independently establish the performance characteristics of any test they develop using our ASRs.

Fragile X Syndrome Analyte Specific Reagents. We manufacture ASRs to detect variations of the size of a triplet repeat sequence in the promoter region of the FMR-1 gene located on the X chromosome, which is known to be involved in Fragile X Syndrome. This condition is the leading cause of inherited mental retardation in males. Appropriately licensed clinical laboratories in the U.S. can use these ASRs provided that they first independently establish the performance characteristics of any test they develop using the ASRs. These products incorporate our proprietary technology, and are believed to be the first commercially available ASRs in this disease area that are suitable for use by clinical laboratories. We collaborated with several major clinical reference laboratories in developing these ASRs.

Deep Vein Thrombosis Analyte Specific Reagents. Deep vein thrombosis is a disease that results from the formation of a blood clot, which is referred to as thrombus, in a deep vein. A deep vein is a particular type of vein usually located in the lower leg or the thigh. Large clots may interfere with blood circulation and impede normal blood flow. More importantly, blood clots may break off and travel through the vein to distant major organs such as the brain, lungs, or heart, where they can cause severe damage and possibly death. Researchers have identified several mutations in three genes that can be used as genetic risk factors due to their association with increased risk for deep vein thrombosis. We manufacture ASRs to detect mutations in three genes which are known to be involved in deep vein thrombosis. Appropriately licensed clinical laboratories in the U.S. can use these ASRs, provided that they first independently establish the performance characteristics of any test they develop using the ASRs.

Human Leukocyte Antigen (HLA) Sequencing-based Typing Products. In October 2007, we acquired substantially all of the assets of Atria Genetics Inc, a company based in South San Francisco, California. Atria manufactures ASRs and CE-marked products for defining high resolution human leukocyte antigens, or HLA, and which detect specific DNA sequences in several HLA genes that are known to be involved in transplantation rejection, and thus provide useful information about the likelihood of transplant rejection by a recipient. The HLA-typing products include CE-marked diagnostic test kits sold in the EU and ASRs sold in the U.S. Appropriately licensed clinical laboratories in the U.S. can use these ASRs, provided they first independently establish the performance characteristics of any test they develop using the ASRs. For more information about the regulation of these products see below in this section under the heading “Governmental Regulation of Diagnostic Products and Testing Services.”

Abbott’s Alliance Products

Abbott is currently marketing several other molecular diagnostic products that are manufactured by Abbott and covered by our alliance with Abbott. Although these products were not developed by us and are not listed in our in vitro diagnostic product portfolio described above, these products are covered by the alliance profit-sharing arrangement, which means that we share equally in the development costs of and profits or losses resulting from the marketing and sales of these products.

These products include reagents for measuring viral load of HIV-1, the most prevalent strain of the human immunodeficiency virus; reagents for measuring viral load and genotyping of hepatitis C virus, or HCV; reagents for measuring viral load of hepatitis B virus, or HBV; and reagents for detecting sexually transmitted diseases, or STDs, such as chlamydia and gonorrhea. All of these products have been developed for use on the Abbott m2000™ system, which is a real-time PCR instrument coupled with a sample preparation module. Currently, the products used with the m2000 TM system are the most significant products contributed to the alliance by Abbott. Abbott’s HCV viral load and genotyping reagents, for use with the m2000TM system, are distinct from our HCV viral load and genotyping reagents described above.

The following table sets forth the regulatory status of each of these products in the U.S. and EU as of August 29, 2008. Information about the regulation of diagnostic products is set forth in this section below under the heading “Governmental Regulation of Products and Testing Services — Regulation of Diagnostic Products.”

	U.S.	EU
HIV Viral Load	FDA approved	CE Marked

HCV Viral Load	ASR	CE Marked

HCV Genotype		CE Marked

HBV Viral Load	ASR	CE Marked

Chlamydia	FDA cleared	CE Marked

Gonorrhea	FDA cleared	CE Marked

Alliance Products Manufactured by Other Companies

Abbott is currently marketing several molecular diagnostic products that are manufactured by companies other than us or Abbott but which are within the scope of our alliance with Abbott. These products were not developed by us and are not listed in our product portfolio described above. These products include several different types of reagents used for the detection of viruses that cause infectious diseases. In the U.S., these products include ASRs for detecting Cytomegalovirus, or CMV, and Epstein-Barr virus, or EBV. Outside the U.S., the products are CE-marked and detect CMV, EBV, Parvovirus B-19, Varicella-Zoster virus, HPA-Coronavirus and Herpes Simplex Virus 1/2. Generally these products address relatively small market opportunities and serve to provide a broad menu on the m2000TM system to address customer needs. These products manufactured by third parties are not part of our profit-sharing arrangement with Abbott. However, we receive low-single digit royalties on their sales by Abbott.

Other Products and Services

In addition to the products described above, we perform contract manufacturing and technology development services for appropriately licensed clinical laboratories. These services are for the development and manufacture of reagents for use by the clinical laboratories in the performance of clinical testing services. Some of these contract manufacturing and technology development services fall outside of our alliance with Abbott.

Competition with our Products Business

Our products business competes with companies in the U.S. and abroad that are engaged in the development and commercialization of molecular diagnostic products and services. We believe that the market leader for these products and services is F. Hoffmann-La Roche, Ltd., followed by Gen-Probe Incorporated, and that Celera, through its alliance with Abbott, has approximately the same market share as the next four companies in this market — Becton, Dickinson and Company, Qiagen N.V. (formerly Digene), Cepheid and Siemens. There are also many smaller competitors that offer molecular diagnostic products and services.

These companies may develop products or services that are competitive with, and could be more effective and/or cost-effective than, the diagnostic products offered by us or our collaborators or licensees, such as analyte specific reagents or diagnostic test kits that perform the same or similar purposes as our or our collaborators’ or licensees’ diagnostic products. Also, clinical laboratories may offer testing services that are competitive with the diagnostic products sold by us or our collaborators or licensees. For example, a clinical laboratory can use either reagents purchased from manufacturers other than us, or their own internally developed reagents, to provide diagnostic testing services. In this manner, clinical laboratories could offer testing services for a particular disease as an alternative to purchasing diagnostic products sold by us or our collaborators or licensees for use in their testing of the same disease. The testing services offered by clinical laboratories may be easier and more cost-effective to develop and market than test kits developed by us or our collaborators or licensees because the testing services are not subject to the same clinical validation requirements that are applicable to the FDA cleared or approved diagnostic test kits.

The U.S. diagnostic testing services market is dominated by a small number of large clinical laboratories, including LabCorp and Quest. These laboratories purchase molecular diagnostic products and services from us and the other competitors noted above.

Licensing Programs, Collaborations and Other Intellectual Property Licenses

We have used our expertise in discovering gene-disease associations with diagnostic utility to collaborate with laboratories that develop tests based on our findings. We also have licensed Applied Biosystems intellectual property to third parties for use in the diagnostic field. Additionally, we have licensed and sold rights to our small molecule drug development programs and have established collaborations to develop cancer therapies based on our proteomics discoveries.

Clinical Laboratory Collaborations

LabCorp. We granted a non-exclusive license to LabCorp, a provider of clinical laboratory testing services, for use of our intellectual property relating to gene expression patterns associated with (1) the presence of estrogen and progesterone receptors in cancer cells and (2) the risk for metastasis, which refers to the transmission of cancer cells from their original site to other sites within the body, in women with breast cancer. The license expires for each of these two technologies on the later of April 24, 2012 or one year after we have commercialized an FDA-registered product corresponding to the technology being commercialized by LabCorp. Termination of the license for use of one technology does not affect the license for the use of the other technology. Under this agreement, LabCorp has access to our breast cancer discoveries and is allowed to select from among those discoveries to develop and commercialize two molecular oncology tests for use in its laboratory testing services. In December 2007, LabCorp commenced the commercialization of the first of these breast cancer tests based on our estrogen/progesterone receptor technologies. Detection of the expression of estrogen and progesterone receptors in cancer cells provides healthcare providers with useful information in their treatment decisions. LabCorp plans to market a second test to help predict the risk of metastasis in early stage breast cancer patients. LabCorp paid us a license fee during our 2007 fiscal year, and is obligated to pay royalties based on sales, if any, from the commercial use of the tests in the U.S. and Canada.

Specialty Labs (Quest). We granted a non-exclusive license to Specialty Laboratories, or Specialty Labs, a provider of clinical diagnostic testing services, for use of our intellectual property relating to genetic risk markers for liver cirrhosis. The non-exclusive license expires on June 21, 2009, but will automatically renew for successive one-year terms unless either party gives prior notice of termination. The license agreement allows Specialty Labs to select from among our genomics findings to develop and commercialize a genetic test that predicts risk of progression to liver cirrhosis in individuals infected with HCV. Specialty Labs previously paid a license fee and is obligated to pay royalties on sales, if any, from commercial use of the test in the U.S. In October 2006, Specialty Labs announced the commercial launch of its HCV Liver Fibrosis GenotypR™ test, the first genomic test to predict progression to liver fibrosis and cirrhosis in HCV patients. The test uses seven single nucleotide polymorphisms, or SNPs, to rate the relative risk of progression to liver fibrosis and cirrhosis. Since we entered into this license, Specialty Labs has become part of Quest because of AmeriPath, Inc.’s acquisition of Specialty Labs in January 2006, and then Quest’s acquisition of AmeriPath in May 2007.

With regard to both of the clinical laboratory collaborations discussed above, the upfront, non-refundable, noncreditable licensee issue fees were recognized as revenue during our fiscal 2007 when the contract deliverables were completed. For LabCorp, $325,000 was recorded and for Specialty Labs $850,000 was recorded. For further information regarding our revenue recognition policies for license agreements, please refer to our Critical Accounting Estimates section of our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as Note 1 to our combined financial statements.

Applied Biosystems Intellectual Property Licenses

Applied Biosystems granted a non-exclusive patent license to Cepheid relating to real-time thermal cycler instruments for diagnostic and non-diagnostic uses. Under the terms of this license agreement, Cepheid paid Applied Biosystems a license fee and is obligated to pay Applied Biosystems ongoing royalties for the term of the agreement, which expires in 2012, in the mid- to high teens on sales of its instruments incorporating Applied Biosystems intellectual property based on the research, diagnostic or other field of use. Prior to the split-off, Applied Biosystems attributed royalties payable by Cepheid under this license to either us or the Applied Biosystems Group based on whether the products generating the royalties were used in the diagnostic or non-diagnostic fields. Following the split-off, we will continue to receive all royalties payable under the license that relate to products used in the diagnostic field.

Applied Biosystems also granted Beckman Coulter, Inc., or Beckman Coulter, non-exclusive licenses for diagnostic and research instruments under Applied Biosystems’ patents covering nucleic acid sequencing and for diagnostic instruments under Applied Biosystems’ patents covering real-time thermal cyclers. Under the terms of the license agreements, Beckman Coulter has agreed to pay us $20 million, in equal installments over ten quarters, commencing in fiscal 2007. The grant of these licenses to Beckman Coulter was part of a settlement of litigation between Applied Biosystems and Beckman Coulter. Also, under the terms of the agreements, Beckman Coulter is obligated to pay ongoing royalties on products incorporating Applied Biosystems intellectual property. Prior to the split-off, Applied Biosystems attributed revenues payable by Beckman Coulter under these licenses to either us or the Applied Biosystems Group based on whether the products generating the royalties were used in the diagnostic or research fields. Following the split-off, we will continue to receive the remaining portion of the $20 million for diagnostic rights and all royalties payable under the license that relate to products used in the diagnostic field.

We granted Siemens a non-exclusive license under Applied Biosystems’ patents covering nucleic acid sequencing and for real-time thermal cyclers and reagents for diagnostic use. Under the terms of the license agreement, Siemens has agreed to pay us $24 million, in equal installments over ten quarters, commencing in fiscal 2008, along with ongoing royalties on products incorporating the Applied Biosystems intellectual property.

The term of each license described above is generally for the life of the last to expire patent. Generally, the term of each of these patents is 20 years from the date on which the application for the patent was first filed in the United States. For applications that were pending on and for those patents that were still in force on June 8, 1995, the term of each of these patents is either 17 years from the issue date or 20 years from the earliest claimed filing date, whichever is longer. Generally, the term of the obligation to make royalty payments under these agreements coincides with the term of the agreements.

For more information on the arrangement under which we will license Applied Biosystems intellectual property in the human in vitro diagnostics field following the split-off, refer to the section entitled “Our Relationship with Applied Biosystems Following the Split-Off — Agreements Between Applied Biosystems and Us Relating to the Split-Off — Separation Agreement” contained within Item 13 of this annual report on Form 10-K.

Small Molecule Programs

Transferred and Terminated Programs. During our 2006 fiscal year, we discontinued our small molecule drug discovery and development programs. As a result of this decision, during our 2006 fiscal year we sold rights to several of these programs to other companies and terminated all other small molecule programs.

We sold three small molecule drug programs to Pharmacyclics, Inc. These are programs for the treatment of cancer and other diseases, which include programs that target histone deacetylase, or HDAC, selective HDAC enzymes, Factor VIIa, and B cell tyrosine kinases involved in immune function. The financial terms of the transaction included an upfront cash payment of $2 million and Pharmacyclics’ issuance to us of one million shares of its common stock. If these programs meet developmental milestones specified in the sale agreement, as amended, they will generate future milestone payments to us of up to $104 million. Milestone payments are first payable for each HDAC and Factor VIIa product upon initiation of a Phase III clinical trial. Subsequent milestone payments become payable upon regulatory approval in a geographic market for a first indication and regulatory approval in a geographic market for a second indication. The final event for which milestone payments are payable is regulatory approval for a second indication in all geographic markets specified in the sale agreement. In addition, we will be entitled to royalty payments in the mid- to high single digits based on annual sales of any drugs commercialized from the three programs. To date, we have not received any milestones or royalty payments related to these programs.

We also sold two pre-clinical drug development programs to a company that is advancing these programs. Under the sale agreements, we received upfront payments totaling $3.3 million and are entitled to receive future milestone payments based on development progress and royalty payments from the sale of drugs, if any, resulting from the programs. To date, we have not received any milestones or royalty payments related to these programs.

We have no direct control over the amount and timing of resources to be devoted to these programs. The programs may never meet the specified milestones or the programs may be terminated, and therefore may never generate milestone payments. Also, even if some milestones are met, there is no assurance that these programs will result in any product sales that would generate royalty payments to us.

Merck Cathepsin K Program. We have an agreement with Merck & Co., Inc. under which Merck has a license to our intellectual property for the development of small molecule inhibitors of cathepsin K for the treatment of osteoporosis. This agreement was entered into by a predecessor of Axys Pharmaceuticals, Inc., which we acquired in November 2001. According to the National Osteoporosis Foundation, osteoporosis is a major risk factor for bone fractures and associated disability that affects over 10 million Americans, especially post-menopausal women. Under the agreement, we are entitled to receive future milestone payments based on development progress in amounts up to $14 million in the aggregate for each potential product under the agreement. We are also entitled to receive mid to mid-high single digit royalty payments from the sale of drugs, if any, resulting from the program. Milestone payments are first payable for each product upon validation. Subsequent milestone payments become payable upon acceptance for safety assessment, initiation of Phase I and Phase III trials, filing of an application with the FDA, and, finally, upon approval by the FDA. However, we do not control the development activities conducted by Merck. Merck may not successfully develop or commercialize any compounds covered by the agreement, Merck may not obtain needed regulatory approvals, and we may not receive any payments under this collaboration agreement. This drug development program entered Phase III clinical trials in September 2007. Since the date of the acquisition of Axys, we have received milestone payments of $3 million under this agreement.

Our agreements with Pharmacyclics and Merck will continue in effect for as long as any royalties are payable under the respective agreements. The obligation to pay royalties generally coincides with the life of the underlying patents. Each of Pharmacyclics and Merck is required to use commercially reasonable efforts to develop a therapeutic product and to pay us amounts due under the terms of the agreements, including milestone and/or royalty payments, promptly after the amounts become payable. These agreements generally are terminable upon an uncured material breach of the agreement by either party. In addition, Merck may terminate its collaboration agreement with us for any reason upon advance written notice, but would lose its license from us and would not be able to commercialize any product under the license.

Proteomics Collaborations

In 2004, we entered into an agreement with Abbott to discover and develop therapeutic monoclonal antibodies based on our proteomics discoveries in cancer. If this work is successful and results in therapeutic antibodies that enter clinical trials and/or are commercialized, we will have the option to receive milestone payments and royalties or co-fund the program and share profits from it on commercialization. To date, we have not received any milestone or royalty payments under this agreement.

In April 2008, we entered into a two year exclusive license agreement with Merck & Co., Inc. providing Merck with access to up to ten cancer targets for the development of RNA interference-(RNAi) based therapeutics. These therapeutic targets are over-expressed on the surface of several different tumor cell types and were identified using our proteomics discovery platform.

Under the terms of the agreement, Merck has paid us a license fee for the exclusive access to the ten targets, and will pay us additional development and commercial milestones plus royalties on selected targets that it advances successfully. Merck also has the option to extend the exclusivity period or add additional targets. We have the rights to develop and commercialize related companion diagnostics, or theranostics, that are specific to certain therapeutic candidates arising from Merck’s program.

Our rights and the rights of our collaborators to any therapeutic products, such as antibodies, developed under these collaborations, our obligations and the obligations of our collaborators to further develop and commercialize these therapeutic products, and corresponding economic arrangements vary under the different collaboration agreements. However, we generally do not control the amount and timing of resources to be devoted by our collaborators to activities under the collaboration agreements. These research and development programs may never result in any therapeutic product candidates or lead to any commercialized therapeutic products, and may not generate any revenue for us.

Our collaborators are required to use commercially reasonable efforts to develop a therapeutic product, and the term of each agreement with these collaborators continues for as long as any royalties are payable to us under the agreement. The obligation to pay royalties generally coincides with the life of the underlying patents. In addition, these agreements generally may be terminated upon the mutual consent of the parties or by either party upon an uncured material breach by the other party.

Other Collaborations

We entered into a research collaboration agreement with Merck & Co., Inc., to identify and validate genetic markers useful in our development of diagnostic products and Merck’s development of therapeutic products for selected cancers. Under this collaboration agreement, we agreed to share data and other intellectual property for use in our separate research and development efforts. This collaboration is initially focused on breast cancer.

We established another collaboration with Merck in September 2007 through which we are evaluating gene expression patterns identified by Merck to develop biomarkers and pharmacogenomic tests in cancer.

In November 2007, we established a collaboration with Societe de Conseils, de Recherche et d’Applications Scientifiques SAS, a wholly owned subsidiary of Ipsen SA, to develop biomarker and pharmacogenomic tests for patients with growth failure.

Our collaborators are required to use commercially reasonable efforts to develop a therapeutic product, and the term of each agreement with these collaborators continues for as long as any royalties are payable to us under the agreement. The obligation to pay royalties generally coincides with the life of the underlying patents.

Research

In January 2008, we reorganized our business to, among other things, create a centralized research function to make discoveries for both our products and clinical laboratory testing service businesses. Each of these businesses has separate development functions, and product development work is conducted in our products business and new service testing offerings are developed and validated in our clinical laboratory testing service business.

Our ongoing research programs include the genetics and proteomics research programs and related activities described below. In conducting these activities, we use proprietary genomics and proteomics discovery platforms to develop DNA-based and potentially protein-based diagnostic products and to identify and validate novel drug targets. Our new products are expected to originate from three sources: internal research and development programs, external collaborative efforts or alliances, and business and technology acquisitions.

Genetics Research

We are studying single nucleotide polymorphisms, or SNPs, and gene expression patterns in human biological tissues and blood samples and their association with a number of common, complex diseases. In addition, we are studying SNPs and gene expression patterns that can be used to predict treatment response. These SNPs and gene expression patterns are often referred to as genetic markers. SNPs are naturally occurring genetic variations in the human genome. Scientists believe that some SNPs can be correlated with, for example, susceptibility to disease, disease prognosis, therapeutic efficacy, and therapeutic toxicity, and therefore may have diagnostic or therapeutic utility. We expect that the discoveries resulting from our research will provide genetic information that may lead to earlier and more effective diagnosis and treatment of disease. We expect that the primary end-users of our products and services resulting from these studies, including those offered through BHL, will be healthcare providers treating patients who would benefit from the medically useful information. Other end-users are expected to be clinical reference laboratories, hospitals, and medical clinics worldwide that perform diagnostic testing for human healthcare.

Most of our genetics discovery efforts are currently focused on cardiovascular and metabolic diseases (including stroke, thrombosis and liver disease) and breast cancer. Most of these research programs have involved the analysis of DNA samples from healthy and diseased individuals, while some have involved analysis of DNA samples from only diseased individuals. We have also conducted genetics research in Alzheimer’s disease and autoimmunity.

We recently reported several key developments in our research programs. In January 2008, we described a variant in a gene that is associated with up to a 55% increased risk for coronary heart disease events compared to individuals that do not carry the genetic variant, and for which this incremental risk can be substantially reduced by statin therapy. We also described two gene expression panels that are useful in managing patients with breast cancer. In addition, we discovered genetic variants in two genes that are associated with psoriasis and a panel of seven SNPs that provide a genetic risk score for liver cirrhosis.

A key aspect of our genetics research is to seek validation of results through replication by repeating our analysis on multiple populations of human tissue and blood samples after the initial analysis is completed. In several studies, we have replicated results for particular markers associated with increased risk for disease that we have previously identified. We are evaluating the diagnostic and therapeutic value of the novel markers and potential therapeutic targets found, and are discussing the findings with collaborators, preparing product plans, and making patent filings to seek legal protection for our rights in the new information we have discovered.

Proteomics Research

We also have conducted proteomics research to identify and validate proteins that are associated with cancer. Through proteomics research, scientists may be able to demonstrate that a particular protein can be used as a biological point of intervention for a therapeutic product designed to affect a particular disease or medical condition. A protein that can be used in this manner is referred to as a therapeutic target. In addition, proteomics research may demonstrate that a particular protein can be used as a marker for diagnosing a disease, or for predicting disease prognosis or responsiveness to therapeutic intervention. A protein that can be used in this manner is referred to as a diagnostic marker. A diagnostic marker may be useful in an in vivo diagnostic test, for testing inside the living body, or in an in vitro diagnostic test, for testing outside the living body. Before a protein is used as a therapeutic target or diagnostic marker, it must undergo extensive validation studies involving additional complementary testing or analysis performed to confirm its biological relevance and potential medical utility. These proteins may ultimately lead to the development of therapeutic products, and also may lead to the development of diagnostic products, whether or not they result in effective therapeutic products. Our proteomics research is currently focused primarily on diagnostic applications such as the identification of proteins in blood of individuals with lung cancer.

We do not intend to develop therapeutic products beyond identification and validation of potential drug targets resulting from our proteomics research, and would develop therapeutic products only through collaborations with other companies.

Access to Biological Samples for Research

We have entered into collaboration, research, and material transfer agreements with many companies and academic institutions to support our genetics and proteomics research, including ongoing studies as well as studies we plan to conduct in the future. Through these relationships, we have gained access to over 150,000 tissue and blood samples from human subjects.

Research and Development Expenses

Our research and development expenses totaled $40.9 million in fiscal 2008, $51.7 million in fiscal 2007, and $94.3 million in fiscal 2006.

Governmental Regulation of Diagnostic Products and Testing Services

In the U.S. and in other countries, the development and commercialization of diagnostic products and clinical laboratory testing services are heavily regulated by governmental agencies. These requirements vary from country to country. Currently, the principal markets for our diagnostic products and services are the U.S. and the EU, and the regulatory requirements in those jurisdictions are described below.

Regulation of Clinical Laboratory Testing Services

Clinical Laboratory Improvements Amendments of 1988. Congress passed the Clinical Laboratory Improvements Amendments of 1988, or CLIA, to set standards to improve the quality of clinical laboratory testing in all laboratories conducting testing on human specimens for health assessment or for the diagnosis, prevention or treatment of disease. The regulations to implement CLIA, developed by the U.S. Department of Health and Human Services, consist of four separate sets of rules covering:

•	Laboratory Performance;

•	Application and User Fees;

•	Enforcement Procedures; and

•	Approval of Certification Agencies.

The CLIA regulations have established three levels of regulatory control based on test complexity — “waived,” “moderate complexity” and “high complexity.” BHL has staffed and organized its Alameda, California clinical laboratory facility to meet the standards for a “high complexity” test laboratory, the most rigorous level of quality. CLIA registration is not required for “comparison testing” or for testing for research purposes with no patient-specific uses.

BHL’s clinical laboratory is subject to the requirements of and has been certified under CLIA. Additionally, in order to be able to accept blood specimens from patients living in the states of California, Florida, Maryland, New Jersey, New York and Pennsylvania, BHL has become licensed as a clinical laboratory in each of those states. BHL has also obtained permits to operate specimen collection stations in the states of Alabama, New Jersey and Tennessee. A specimen collection station is a facility licensed to facilitate the collection of blood specimens by a phlebotomist who is a BHL employee. Healthcare providers refer patients to BHL’s specimen collection stations where the patient’s blood specimens are collected. These collection stations then send the blood specimens to BHL’s clinical laboratory for testing.

BHL’s CLIA certification requires its clinical laboratory to be inspected every other year in addition to being subject to random CLIA inspections. BHL’s clinical laboratory in Alameda, California is also subject to license requirements imposed by the State of California. California laws establish quality standards for day-to-day operation of the clinical laboratory, including the training and skills required of personnel and quality control. Its California and New York state licenses require periodic inspections by the state laboratory licensing authorities. If a CLIA or state inspector finds deficiencies, that finding could lead to the revocation or suspension of, or limitations being placed on, BHL’s CLIA accreditation or California, New York, or other state licenses.

In-Vitro Diagnostic Multivariate Index Assays (IVDMIAs). The FDA has issued draft guidance on a new class of laboratory developed tests called “In-Vitro Diagnostic Multivariate Index Assays,” or IVDMIAs. This draft guidance, which was issued in 2006 and 2007, represents the FDA’s first public discussion of its position on IVDMIAs, which generally are tests developed by a single clinical laboratory for use only in that laboratory, and which combine the values of multiple variables using an interpretation function to yield a single patient-specific result for use in the diagnosis, prevention, or treatment of diseases or other conditions. If this draft guidance becomes final and is enforced, a laboratory-developed test that meets the definition of an IVDMIA could not be used for diagnostic purposes before the laboratory receives FDA clearance or approval. We do not believe that the tests currently offered by us are IVDMIAs, as set forth in the draft guidance document, and therefore these tests would not be directly affected. However, some of our future tests used in our clinical laboratory testing services could meet the definition of an IVDMIA and therefore require FDA clearance or approval.

Regulation of Diagnostic Products

In the U.S., the FDA classifies in vitro diagnostic products as “devices” and the FDA’s Center for Devices and Radiological Health and Center for Biologics Evaluation and Research regulate these products. Although some of the diagnostic products that we expect to market may not require regulatory clearance or approval, our current business strategy is to develop and market a number of products that will be “devices” and require clearance or approval. For us to market our in vitro diagnostic products with clinical claims in the U.S., we or our collaborators generally must first obtain clearance from the FDA under a process known as 510(k) premarket notification, or must obtain FDA approval through a more demanding premarket approval, or PMA, process.

To obtain a 510(k) premarketing clearance, which refers to Section 510(k) of the Federal Food, Drug and Cosmetic Act, or FFDCA, we or our collaborators generally must file a notice with the FDA with clinical data demonstrating that the device subject to the notification and its intended purpose are “substantially equivalent” to a diagnostic device that is already cleared or approved for marketing by the FDA. The 510(k) clearance process usually takes from three to twelve months, but may take longer. For example, the FDA may require further information, including additional clinical data, to make a determination regarding “substantial equivalence” to a legally marketed device. We have successfully applied for and received 510(k) clearance from the FDA authorizing the marketing of the ViroSeq HIV-1 Genotyping System for use on four Applied Biosystems genetic analysis instruments in the U.S. and have received CE mark registration of the system authorizing the marketing of the system in the EU and other countries that recognize the CE mark for use on two Applied Biosystems genetic analysis instruments. From time to time, we may publicly refer to “special” 510(k) clearances from the FDA. A special 510(k) clearance is an alternative to the traditional 510(k) method of premarket notification. It is the least burdensome process for reporting significant modifications to a previously cleared diagnostic device and can be used when the modifications do not change the intended use of the previously cleared diagnostic device.

If there is no predicate device to test for “substantial equivalence” in a 510(k) submission, the FDA may allow submission of a “de novo” 510(k), or a PMA application must be filed under the FFDCA. The PMA process is much more demanding than the 510(k) premarket notification process. A PMA application, which is intended to demonstrate that a diagnostic device is safe and effective, must be supported by more extensive information than is required for a 510(k) notification. The PMA application process is more costly, lengthy, and uncertain and may take up to three years or more.

Following FDA clearance or approval of a device allowing its commercial distribution in the U.S., numerous regulatory requirements apply, including: the Quality System Regulation, which requires manufacturers to follow extensive design, testing, control, documentation, and other quality assurance procedures during the product development and manufacturing process; labeling regulations; and the Medical Device Reporting regulation, which requires that the manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to reoccur.

Failure to comply with the applicable U.S. regulatory requirements for in vitro diagnostic products could result in, among other things, warning letters, fines, injunctions, civil penalties, recalls, or seizure of products, total or partial suspension of production, the FDA’s refusal to grant future premarket clearances or approvals, withdrawals of current product applications, and criminal prosecution.

Some products that we sell in the U.S., including those sold through our alliance with Abbott, are referred to as analyte specific reagents, or ASRs. ASRs are a class of products defined by the FDA’s regulations which may be sold without any regulatory submission. However, ASRs must be manufactured and marketed in compliance with the requirements of the agency’s Quality System Regulation, including Good Manufacturing Practices, and must be sold in compliance with FDA regulations regarding their labeling, sale, distribution, and use. These FDA regulations are intended to ensure, among other things, that purchasers are aware that the utility and performance characteristics of ASR products have not been established, and include restrictions on the marketing, distribution, sale, and customer use of ASRs. In September 2007, the FDA, published “Guidance for Industry and FDA Staff: Commercially Distributed Analyte Specific Reagents (ASRs): Frequently Asked Questions” clarifying the FDA’s interpretation of the regulations governing the sale of ASR products. The FDA’s guidance document contains an interpretation of the ASR regulations that, we believe, represents a departure from FDA practice and policy prior to the release of the FDA’s draft guidance in September 2006, regarding products that can be characterized as ASRs. We believe that all of our current ASR products, other than our cystic fibrosis and HLA products, will meet the regulatory definition of an ASR, as set forth in the guidance document. Our products sold as ASRs include cystic fibrosis products, HCV products, HLA products, Fragile X products, and deep vein thrombosis products, which include ASRs for detecting mutations in Factor V, Prothrombin and methylenetetrahydrofolate reductase. We similarly believe that all of the ASR products that Abbott currently contributes to our strategic alliance will meet the regulatory definition of an ASR, as set forth in the guidance document.

In 2007, we received FDA clearance to market IVD versions of our cystic fibrosis products to replace the ASR versions. We are seeking to convert customers of our current cystic fibrosis ASR products to these new versions.

In addition, distribution and sale of all diagnostic products in the EU are subject to regulatory requirements. Under these requirements, our in vitro diagnostic products exported to the EU must comply with the “In Vitro Diagnostics Directive” and bear the CE mark. The Directive describes criteria that must be met and steps that must be taken for in vitro diagnostic products to be qualified for sale in EU countries. The CE mark is a symbol indicating that products conform to the essential requirements of the Directive, and can be commercially distributed throughout the EU. To demonstrate compliance, for some products we are required to self-certify that the products to be marketed meet all of the applicable essential requirements, and for other products we are required to obtain a CE mark registration from a certification organization, referred to as a “Notified Body,” by providing documented evidence that the products to be marketed meet all of the applicable essential requirements. Once we have satisfied the compliance requirements, the CE mark may be affixed on the products concerned. However, to maintain use of the CE mark for some products, we will be subject to continuing review by the Notified Body, if applicable. These same requirements are applicable to Abbott and other collaborators.

We have received CE mark registration from a Notified Body for our ViroSeq HIV-1 Genotyping System, and have met the self-certifying requirements to CE mark our cystic fibrosis product. These clearances are for the marketing of these products for use on one or more particular Applied Biosystems instruments or systems. We intend to pursue CE marking for some of our other diagnostic products. However, CE mark registration may not be granted for other diagnostic products and even if registration is obtained for any product we may not be able to maintain our compliance with the registration requirements. Our failure to meet these requirements may prevent us from generating revenue from the sale of diagnostic products in the EU and other countries that recognize the CE mark.

In the U.S. and in other countries, the development and commercialization of therapeutic products are also heavily regulated by governmental agencies. These requirements vary from country to country. We lack, and do not intend to build, the infrastructure needed for the development of therapeutic products beyond identification and validation of potential therapeutic targets. Therefore, we do not expect that we will conduct development activities that would be subject to these governmental regulations. However, the further development of any therapeutic products by collaborators or licensees based on targets identified and validated by us would be subject to these regulations.

Raw Materials

Our operations require a variety of raw materials, such as biological, chemical and biochemical materials, and other supplies, some of which are occasionally found to be in short supply. In particular, for our research and product development activities, we need access to human tissue and blood samples from diseased and healthy individuals, other biological materials, and related clinical and other information, which may be in limited supply. We may not be able to obtain or maintain access to these materials and information on acceptable terms, or may not be able to obtain needed consents from individuals providing tissue, blood, or other samples. In addition, government regulation in the U.S. and foreign countries could result in restricted access to, or use of, human tissue or blood samples or other biological materials.

In addition, several key components of our diagnostic products come from, or are manufactured for us by, a single supplier or a limited number of suppliers, including Applied Biosystems. This applies to components such as enzymes, fluorescent dyes, phosphoramidites and oligonucleotides. We acquire some of these and other key components on a purchase-order basis, meaning that the supplier is not required to supply us with specified quantities over any set period of time or set aside part of its inventory for our forecasted requirements. We have not arranged for alternative supply sources for some of these components should suppliers become unable to meet our demand or become unwilling to do so on terms that are acceptable to us. Furthermore, we rely on single source suppliers, particularly Applied Biosystems, to provide instruments, associated software, and consumables for use in our products business. Following the split-off, Applied Biosystems continues to supply us with these materials and components under the terms of the master purchase agreement we entered into with Applied Biosystems prior to the split-off. See “Our Relationship with Applied Biosystems Following the Split-Off — Agreements Between Applied Biosystems and Us Relating to the Split-Off — Master Purchase Agreement” contained in Item 13 of this annual report on Form 10-K. Similarly, we obtain Lp-PLA 2 test kits, known as PLAC® test kits, used in our clinical laboratory testing services from a single supplier — diaDexus, Inc., or diaDexus. BHL has entered into a Master Supply Agreement with diaDexus that expires on September 30, 2008; we are currently negotiating an extension to the expiration date and modification to the supply terms under the agreement. To our knowledge, diaDexus is the only supplier of PLAC test kits used in clinical laboratory testing in the U.S. Therefore, no alternative supply source would be available should diaDexus become unable to provide a sufficient number of these kits to meet our demand or become unwilling to do so on acceptable terms upon the termination of the Master Supply Agreement.

We are required under FDA regulations to verify that our suppliers of key components for our diagnostic products are in compliance with all applicable FDA regulations, including the Quality System Regulation. We believe that this requirement increases the difficulty in arranging for needed alternative supply sources, particularly for components that are from “single source” suppliers, which means that they are currently the only viable supplier of custom-ordered components.

If any of the components of our products or any of the kits used for our laboratory testing services are no longer available in the marketplace, or are not available on commercially acceptable terms, we may be forced to further develop our products or testing services to use alternative components or test kits or discontinue the products or testing services.

Patents and Other Intellectual Property

We protect our proprietary rights by patent, copyright, trade secret and trademark protection, and protective provisions such as confidentiality in agreements with our employees, consultants, vendors, collaborators, advisors, customers and other third parties. We require our employees, consultants, advisors and other contractors to enter into agreements that prohibit their use or disclosure of our confidential information and, where applicable, require disclosure and assignment to us of their ideas, developments, discoveries and inventions important to our business. These confidentiality agreements generally have a term that lasts for so long as the collaboration is in effect, plus a specified period afterward and are generally terminable by either party upon a breach of the agreement by the other party and, in some cases, upon written notice. These agreements generally permit us to seek injunctive or other relief to prevent unpermitted use or disclosure of our confidential information.

Through our internal research programs and collaborative programs, we have developed and anticipate that we will further develop an increasing portfolio of intellectual property. We may use this intellectual property in our internal product development programs or may license this intellectual property to collaborators, customers, or others for some combination of license fees, milestone payments, and royalty payments. In addition, our alliance with Abbott provides us with rights to some intellectual property owned or licensed by Abbott that we need for our business and products.

Our ability to compete depends, in part, on our ability to protect our proprietary discoveries and technologies through obtaining and enforcing intellectual property rights, including patent rights, copyrights, our trade secrets and other intellectual property rights, and operating without infringing the intellectual property rights of others. Our diagnostic products are based on complex, rapidly developing technologies. Some of these technologies are covered by patents owned by Applied Biosystems, and some are covered by patents owned by others and used by us under license.

Our ability to obtain patent protection for the inventions we make, including those relating to novel methods of diagnosing and/or treating diseases, is uncertain. We may infringe the intellectual property rights of others, and may become involved in expensive intellectual property legal proceedings to determine the scope and validity of our patent rights with respect to others. To avoid infringing the intellectual property rights of others, we may need to obtain intellectual property licenses from them, but we may not be able to obtain these licenses on commercially acceptable terms, or at all. Also, our business could be harmed and we could be subject to liabilities because of lawsuits brought by others against Abbott, with whom we have a strategic alliance. For example, Abbott was previously sued by Innogenetics N.V. for patent infringement due to Abbott’s sale of hepatitis C virus, or HCV, genotyping analyte specific reagents, or ASRs, manufactured by us for Abbott. In September 2006, a jury rendered a verdict against Abbott for patent infringement and awarded $7 million in monetary damages to Innogenetics. In January 2007, the court ruled in favor of Innogenetics’ request for a permanent injunction and ordered Abbott to withdraw its products from the market. Innogenetics did not name Celera as a party in this lawsuit, but we have an interest in these products and in the outcome of the litigation because the enjoined products are part of our alliance with Abbott. We agreed to share equally the cost of this litigation, including the damages, with Abbott. Abbott appealed the judgment. In January 2008, the U.S. Court of Appeals for the Federal Circuit upheld the damage award, vacated the permanent injunction against Abbott relating to the manufacture and sale of HCV genotyping products and imposed a compulsory license to Abbott from Innogenetics relating to these products. In addition, the Court remanded for a new trial on the validity of the Innogenetics patent in view of a prior-issued patent. The Court also affirmed the judgment of infringement and the judgment of no willful infringement. In April 2008, Abbott and Innogenetics settled the patent infringement suit and we recorded an additional pre-tax charge of $0.6 million in the third quarter of fiscal 2008. In the fourth quarter of fiscal 2008, we recorded a $0.2 million pre-tax reduction in litigation costs. The total costs incurred by us, including the initial pre-tax charge of $3.5 million recorded in fiscal 2007, were $3.9 million. More information about the risks associated with our reliance on intellectual property is set forth in the section entitled “Risk Factors.”

We have filed for patent protection in the U.S. and in some foreign countries for inventions relating to our diagnostic, therapeutic, gene, including SNP, protein, and other discoveries. This includes most importantly patent applications for inventions relating to novel methods of detecting and/or treating diseases. We expect to continue seeking patent protection for these types of inventions by pursuing patent applications already filed and applying for patent protection for inventions that we make in the future, in all cases subject to an ongoing case-by-case assessment of the potential value of those inventions consistent with our business and scientific goals.

Our failure to receive patent protection for our diagnostic or therapeutic inventions could diminish the commercial value of these discoveries and could harm our business. We have sought patent protection for discoveries arising from our discontinued operations such as our former information products and services business. Obtaining patent protection for these other types of inventions might be valuable, but we do not believe that our commercial success will be materially dependent on our ability to do so.

BHL has an exclusive license from the Regents of the University of California through the Ernest Orlando Lawrence Berkeley National Laboratory for patent rights related to segmented gel electrophoresis determination of LDL subclasses. The patented technology covered by this license is used in our clinical laboratory testing service business, particularly our proprietary LDL-S 3 GGE test, which is described in this section above under the heading “Principal Testing Services.” The term of the license is for the life of the patent, which expires in 2016. BHL also has U.S. patents and patent applications relating to cardiovascular risk management.

Financial Information About Industry Segments

Our operations are primarily in the U.S., and we operated as one segment through December 31, 2007. We reorganized our business in January 2008 and now operate through three reporting segments, a clinical laboratory testing service business (Lab Services), a products business (Products), and a segment which includes other activities under corporate management (Corporate).

A summary of revenues from external customers, operating (loss) income and total assets attributable to each of our industry segments for our fiscal years ended June 30, 2008, 2007 and 2006 is set out in Note 16 to our combined financial statements in this annual report on Form 10-K.

Environmental Matters

We are subject to federal, state, and local laws and regulations regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, in those jurisdictions where we operate or maintain facilities. We do not believe that any liability arising under, or compliance with, environmental laws or regulations will have a material effect on our business, and no material capital expenditures are expected for environmental control.

Employees

As of June 30, 2008, we had 554 employees, of which 346 were associated with BHL. These numbers include part-time employees based on their part-time commitment. None of Celera’s employees are subject to collective bargaining agreements. We generally consider our relations with our employees to be good.

ITEM 1A.	RISK FACTORS

Following the split-off, Applied Biosystems may compete with us in our diagnostics business directly or enable others to compete with us by providing them access to its intellectual property, reagents, and technologies.

Applied Biosystems’ reagent and clinical laboratory testing service business in human diagnostics has historically been operated exclusively through Celera. As a result, Applied Biosystems has not competed with us in this business, nor was it permitted to enable others to compete with us in the business by providing them access to its intellectual property, reagents, and technologies. After the split-off, Applied Biosystems may directly compete with us or enable others to compete with us in human diagnostics, except that for a period of three years following the split-off date, Applied Biosystems, subject to specified exceptions, will be restricted in its ability to supply any reseller with capillary electrophoresis sequencers for commercialization of human diagnostic tests outside of Asia, Africa, the Middle East and South America, nor will it be able to itself commercialize these tests anywhere in the world for the same three year period. In addition, Applied Biosystems will not supply any third-party reseller with real-time instruments for use in the human in vitro diagnostics, or HIVD, field, unless the third party has obtained a license to Applied Biosystems real-time intellectual property in the field, although the third party cannot commercialize human diagnostic tests for specified conditions on these instruments for three years following the split-off date. See “Our Relationship with Applied Biosystems Following the Split-Off” within Item 13 of this annual report on Form 10-K for further information. Competition from Applied Biosystems in all other areas of our business may limit our success in expanding our product offerings into new areas and disease indications.

The restrictions on Applied Biosystems described above would not apply to the commercialization of a competing product acquired as part of an acquisition of a third party by Applied Biosystems, nor would it prohibit an acquiror of Applied Biosystems from continuing to commercialize a competing product following an acquisition. Accordingly, Invitrogen will not be prohibited from continuing to commercialize a competing product following the Proposed Merger. We have been informed that Invitrogen is currently commercializing a high resolution HLA typing product line that might be characterized as a “CE Assay”, as defined in the Operating Agreement, which it would be entitled to continue to commercialize following the Proposed Merger. In addition, Invitrogen may have other competing products, that we are not aware of, that would not be subject to the restrictions described above.

Our net revenues will be negatively affected if third-party payors decide that our products or services are not approved for reimbursement or if healthcare providers do not accept our diagnostic products.

Our revenues are highly dependent on our clinical laboratory tests and diagnostic products being approved for reimbursement by Medicare and other government healthcare programs, as well as private insurance companies and managed care organizations, commonly referred to, collectively, as “third-party payors.” Although most third-party payors currently have approved our clinical laboratory tests and the use of our diagnostic products for reimbursement, this could change if they determine that these tests and products are not medically necessary or otherwise not approved for reimbursement under standards independently established by these third-party payors which may take into consideration factors such as the experimental nature of a particular test or product, or whether less expensive alternatives are available. Each third-party payor makes its own decision as to whether a given diagnostic test is medically necessary and worthy of payment. If Medicare or any other significant third-party payor determines that our clinical laboratory tests are not medically necessary or are not otherwise suitable for reimbursement, healthcare providers could be reluctant to prescribe these tests. Similarly, if the use of our diagnostic products is not approved for reimbursement, purchasers of these products could decrease or eliminate their orders of these products. This could harm our operating results and financial condition. Also, there can be no assurance that third-party payors will approve for reimbursement any clinical laboratory tests or the use of diagnostic products sold by us in the future.

In addition, the growth and success of our sales of diagnostic products depends on market acceptance by healthcare providers and laboratories of our products as clinically useful and cost-effective. We expect that most of our diagnostic products will use genotyping and gene expression information to predict predisposition to diseases, disease progression or severity, or responsiveness to treatment. Market acceptance depends on the widespread acceptance and use by healthcare providers of genetic testing for these purposes. The use of genotyping and gene expression information by healthcare providers for these purposes is relatively new. Healthcare providers may not want to use our products designed for these purposes, which could harm our operating results and financial condition.

Efforts by third-party payors, including Medicare, to reduce utilization and reimbursement rates could decrease our net revenues and profitability.

Third-party payors have increased their efforts to control the cost, utilization and delivery of healthcare services. From time to time, Congress has considered and implemented changes in the Medicare fee schedules in conjunction with budgetary legislation. A five-year moratorium on changes to the Medicare clinical laboratory fee schedule will end on December 31, 2008, which could result in the receipt of reduced Medicare reimbursements for our clinical laboratory testing services from Medicare. Reductions in the reimbursement rates of other third-party payors have occurred and may occur in the future. In the past, these reimbursement rate changes have resulted in reduced prices, added costs and decreased test utilization for the clinical laboratory industry and future rate reductions could have a similar impact on the industry. If the payment amount we receive for our clinical laboratory testing services is reduced, it could harm our operating results and financial condition. Also, if clinical laboratories that purchase our diagnostic products receive reduced payment for their testing services, the reduced payments may cause them to seek lower pricing for our diagnostic products, which could, in turn, harm our operating results and financial condition.

We may need to accept lower prices for some of our testing services in exchange for participating in provider networks.

A large portion of our clinical laboratory testing business is currently reimbursed by non-governmental third-party payors on an out-of-network, non-participating basis. This means that we do not have contracted reimbursement rates with these companies. In order to contain medical expenses, many of these companies have requested that we become an in-network, participating provider of clinical laboratory testing services. Becoming an in-network, participating provider has the advantage of providing us with access to more patients for our clinical laboratory testing services and assuring that our clinical laboratory tests are reimbursable by the insurance company or managed care organization that has established the network. However, in-network, participating reimbursement rates tend to be substantially lower than those reimbursement rates currently being received by our clinical laboratory for our testing services. Therefore, joining these networks could reduce our net income and harm our operating results and financial condition. On the other hand, failure to join these networks could prevent us from being reimbursed by these providers for our clinical laboratory tests altogether. In addition, reduced reimbursement rates offered to in-network, participating providers may indirectly harm our diagnostic product business. We believe that many of the purchasers of our diagnostic products that perform clinical laboratory testing services face similar pressure to become in-network, participating providers. Should these purchasers become in-network, participating providers, if they are not already, the reduced reimbursement rates received by these purchasers may cause them to seek lower pricing for our diagnostic products, which could, in turn, harm our operating results and financial condition.

Medicare contracting reforms could change Medicare’s reimbursement policies or rates for our laboratory testing services.

In response to a Congressional mandate, the Department of Health and Human Services is replacing the organizations that currently administer the Medicare “fee-for-service” programs with new Medicare Administrative Contractors. The fee-for-service program is the traditional Medicare program where beneficiaries choose the physician or other healthcare provider they wish to see and pay a fee for each service used. If clinical laboratory testing services are covered by Medicare, then Medicare pays the entire bill for the services and the beneficiary is not responsible for any portion of the payment. The appointment of the new contractor for our clinical laboratory testing service took effect on July 1, 2008. We believe that the new contractor may change coverage policies or reimbursement rates that are applicable to our laboratory tests.

The competition in the healthcare and biotechnology industries is intensely competitive and evolving.

There is intense competition among healthcare, diagnostic, and biotechnology companies attempting to develop new diagnostic products. We are aware of competitors who are engaged in research and development projects that address the same diseases that we are targeting. Our products business competes with companies in the U.S. and abroad that are engaged in the development and commercialization of products and services that provide genetic information. These companies may develop products or services that are competitive with, and could be more effective and/or cost-effective than, the diagnostic products offered by us or our collaborators or licensees, such as analyte specific reagents, diagnostic test kits, or diagnostic testing services that perform the same or similar purposes as our or our collaborators’ or licensees’ diagnostic products. Key competitors for our leading products include Luminex Corporation and Third Wave Technologies, Inc. for our cystic fibrosis products, Siemens for our ViroSeq™ HIV-1 Genotyping System, and Siemens and F. Hoffmann-La Roche, Ltd. for the m2000™ system and assays that are sold as part of our alliance with Abbott. Also, clinical laboratories may offer testing services that are competitive with the diagnostic products sold by us or our collaborators or licensees. For example, a clinical laboratory can use either reagents purchased from manufacturers other than us, or their own internally developed reagents, to provide diagnostic testing services. In this manner, clinical laboratories could offer testing services for a particular disease as an alternative to purchasing diagnostic products sold by us or our collaborators or licensees for use in their testing of the same disease. The testing services offered by clinical laboratories may be easier and more cost-effective to develop and market than test kits developed by us or our collaborators or licensees because the testing services are not subject to the same clinical validation requirements that are applicable to the FDA cleared or approved diagnostic test kits. For example, clinical reference laboratories such as Laboratory Corporation of America Holdings, or LabCorp, and Quest Diagnostics Incorporated, or Quest, offer laboratory developed tests that compete with our ViroSeq HIV-1 Genotyping System.

In addition, our clinical laboratory testing services, and our associated disease monitoring, management, and educational services compete primarily with existing diagnostic, detection and monitoring technologies and disease management service companies. In particular, many clinical reference laboratories, including LabCorp, Sonic Healthcare Limited, Mayo Medical Laboratories, Quest, and other regional laboratory companies, offer clinical testing services using a traditional lipid panel test, which is simpler to perform and less expensive than our more extensive and proprietary lipid fractionation and related cardiovascular bio-marker tests, and which is widely accepted as an adequate test for assessing and managing risk of cardiovascular disease. Also, other companies, including Atherotech, Inc., Agilent Technologies, Inc., and LipoScience, Inc., currently provide alternative methods for lipoprotein subclass analysis using different technologies than our testing services. In addition, companies, including Healthways, Inc. and LifeMasters Supported SelfCare, Inc., and internal efforts by some healthcare payors, such as United Healthcare, compete with our disease monitoring and management and lifestyle modification offerings. Many of our actual or potential competitors may have longer operating histories, better name recognition and greater financial, technical, sales, marketing, and distribution capabilities than we have. These competitors also may have more experience in research and development, regulatory matters and manufacturing. Many of these companies, particularly those selling the traditional lipid panel test, offer tests or services that have been approved for third-party reimbursement. Our current or potential competitors may use, or develop in the future, technologies that are superior to, or more effective than, ours, which could make our tests noncompetitive or obsolete. We seek to expand our service offerings to provide greater characterization of risk and associated therapeutic response. We also seek to distinguish our services by supplementing our clinical laboratory testing services with additional disease monitoring, management, and educational services that include patient education programs with respect to nutrition, exercise, stress reduction, and medication compliance.

Our competitive position depends on maintaining our intellectual property protection.

Our ability to compete and to achieve and maintain profitability depends, in part, on our ability to protect our proprietary discoveries and technologies through obtaining and enforcing intellectual property rights, including patent rights, copyrights, trade secrets, and other intellectual property rights, and operating without infringing the intellectual property rights of others. Our ability to obtain patent protection for the inventions we make, including those relating to novel methods of diagnosing and/or treating diseases, is uncertain. The patentability of these and other types of biotechnology inventions involves complex factual, scientific, and legal questions. As a result, it is difficult to predict whether patents will issue or the breadth of claims that will be allowed in biotechnology patents. This may be particularly true with regard to the patenting of gene sequences, gene functions, genetic variations and methods of diagnosis of disease. Future changes in policies or laws, or interpretations of these policies or laws, relevant to the patenting of biotechnology inventions could harm our patent position in the U.S. or other countries. Opposition to the protection of these inventions in the U.S. or other countries could result in stricter standards for obtaining or enforcing biotechnology patent rights.

In some instances, patent applications in the U.S. are maintained in secrecy until a patent issues. In most instances, the content of U.S. and international patent applications is made available to the public approximately eighteen months after the initial filing from which priority is claimed. As a result, we may not be aware that others have filed patent applications for inventions covered by our patent applications and may incorrectly believe that our inventors were the first to make the invention. Accordingly, our patent applications may be preempted or we may have to participate in interference proceedings before the U.S. Patent and Trademark Office. These proceedings determine the priority of invention and the right to a patent for the claimed invention in the U.S. In addition, disputes may arise in the future with regard to the ownership of rights to any invention developed with collaborators, which could result in delays in, or prevent, the development of related products.

Patents used in our clinical laboratory testing services business are owned by Berkeley HeartLab, Inc., or BHL. In addition, there are several patents and patent applications owned by Applied Biosystems, which are primarily used in our products business, that have been transferred to us on or prior to the split-off date. These patents and patent applications include:

•	a family of patents relating to HIV genotyping used in our ViroSeq™ HIV-1 Genotyping System, which expires in 2018,

•	two patents relating to human leukocyte antigen, or HLA, typing used in our HLA typing products, which expire in 2015, and

•

patent applications relating to methods of determining risk for developing specific diseases that are used in various stages of research and product development, but not yet used in commercial products; if patents issue from these applications, the terms of the patents would expire from 2023 through 2029.

We also rely on trade secret protection for our confidential and proprietary information and procedures, including procedures related to sequencing genes and to searching and identifying important regions of genetic information. We protect our trade secrets through recognized practices, including access control, confidentiality and non-use agreements with employees, consultants, collaborators and customers, and other security measures. These confidentiality and non-use agreements may be breached, however, and we may not have adequate remedies for a breach. In addition, our trade secrets may otherwise become known or be independently developed by competitors. Accordingly, it is uncertain whether our reliance on trade secret protection will be adequate to safeguard our confidential and proprietary information and procedures.

Applied Biosystems is subject to a class action lawsuit relating to its 2000 offering of shares of Celera Group tracking stock that may result in liabilities for which we have agreed to indemnify Applied Biosystems.

Applied Biosystems and some of its officers are defendants in a lawsuit brought on behalf of purchasers of Celera Group tracking stock in its follow-on public offering of Celera Group tracking stock completed on March 6, 2000. In the offering, Applied Biosystems sold an aggregate of approximately 4.4 million shares of

Celera Group tracking stock at a public offering price of $225 per share. The lawsuit was commenced with the filing of several complaints in 2000, which have been consolidated into a single case which has been certified by the court as a class action. The consolidated complaint generally alleges that the prospectus used in connection with the offering was inaccurate or misleading because it failed to adequately disclose the alleged opposition of the Human Genome Project and two of its supporters, the governments of the U.S. and the U.K., to providing patent protection to our genomic-based products. The complaint also alleges that Applied Biosystems did not adequately disclose the risk that it would not be able to patent this data. The consolidated complaint seeks unspecified monetary damages, rescission, costs and expenses, and other relief as the court deems proper. Although Applied Biosystems has stated that it believes the asserted claims are without merit and intends to defend the case vigorously, the outcome of this or any other litigation is inherently uncertain.

Under the terms of the separation agreement we entered into with Applied Biosystems, we agreed to indemnify Applied Biosystems for liabilities resulting from the class action suit described above, as well as other actions pending on the split-off date or that may arise in the future, to the extent such actions are ultimately determined to relate to or arise out of the Celera business, assets or liabilities, in each case, to the extent not covered by Applied Biosystems’ insurance. There is no limit on the maximum amount of monetary damages for which we may be required to indemnify Applied Biosystems for such suit. If plaintiffs in these suits are ultimately successful on the merits, the resulting liabilities for which we are responsible could have a material adverse impact on our business and financial condition. See “Our Relationship with Applied Biosystems Following the Split-Off — Agreements Between Applied Biosystems and Us Relating to the Split-Off — Separation Agreement” contained in Item 13 of this annual report on Form 10-K.

The allocation of intellectual property rights between Applied Biosystems and us in connection with the split-off may harm our business.

Prior to the split-off, Celera had access to all intellectual property owned or licensed by Applied Biosystems for use in the human diagnostics field. Under the separation agreement with Applied Biosystems, intellectual property that has been developed by Celera or used primarily in our business was transferred to us on or prior to the split-off date. However, some intellectual property currently used in substantially all of our diagnostic products is also used by Applied Biosystems and has been retained by Applied Biosystems. All intellectual property that has been retained by Applied Biosystems and that is used in our diagnostic products is being made available to us through a master purchase agreement we entered into with Applied Biosystems on the split-off date, except that intellectual property used in our hepatitis C virus, or HCV, analyte specific reagents is being made available to us under a license agreement that we entered into with Applied Biosystems on the split-off date. The early termination of either of these agreements or an increase in the prices for these goods and services after the term of the master purchase agreement could harm our business. Also, we may need to obtain additional licenses from third parties for rights that are not transferred to us from Applied Biosystems. Our inability to obtain these licenses or to obtain these licenses on commercially acceptable terms could affect our ability to develop and sell some of our diagnostic products. Any impairment to our product development or production could harm our operating results and financial condition.

We may be subject to restrictions to preserve the tax-free treatment of the split-off and may not be able to engage in desirable acquisitions and other strategic transactions following the split-off.

Under the tax matters agreement and separation agreement that we have entered into with Applied Biosystems, to preserve the tax-free treatment of the split-off to Applied Biosystems, we may be subject to restrictions for the two-year period following the split-off on our ability to:

•	issue equity securities to satisfy financing needs;

•	acquire businesses or assets with equity securities; or

•	engage in mergers or asset transfers that could jeopardize the tax-free status of the split-off.

However, if Applied Biosystems were determined to be subject to tax on the distribution of the Celera Corporation common stock, we would no longer be subject to these restrictions. These restrictions may limit our ability to engage in new business or other transactions that may maximize the value of our business and may also discourage, delay or prevent a merger, change of control, disposition of our subsidiaries or divisions or other strategic transactions involving our issuance of equity. In addition, provisions of our amended and restated certificate of incorporation and amended and restated by-laws and applicable law also may have the effect of discouraging, delaying or preventing change of control transactions that our stockholders find desirable. For more information, see the section entitled “Our Relationship with Applied Biosystems Following the Split-Off — Agreements Between Applied Biosystems and Us Relating to the Split-Off — Tax Matters Agreement,” in Item 13 in this annual report on Form 10-K.

The negotiation of the split-off agreements between us and Applied Biosystems were effected through discussions among Applied Biosystems employees, some of whom, following the split-off, became our employees but some of whom did not, and without involvement in, or review of, the agreements by independent outside advisors to us or an independent Board of Directors of Celera.

Celera Corporation was formed to effect the split-off and has only operated as an independent company with an independent Board of Directors and independent advisors since July 1, 2008. The split-off agreements between us and Applied Biosystems were negotiated through discussions among Applied Biosystems employees, some of whom, following the split-off, became our employees but some of whom did not, and without review by independent advisors to, or an independent Board of Directors of, our Company. Accordingly, the agreements may not reflect terms that would be as favorable to us as would have been negotiated by us if we had been an independent company.

Following the split-off, we may experience increased costs resulting from our operation as an independent entity and our diminished bargaining power in negotiating with third parties to obtain optimal pricing for goods, technology and services.

Prior to the split-off, we were supported by Applied Biosystems’ centralized functions, including finance, legal, and human resources. Following the split-off, we may incur additional costs relating to our procurement and implementation of these services to the extent necessary to operate as an independent entity. In addition, as a business unit of Applied Biosystems, we were able to take advantage of Applied Biosystems’ bargaining power in negotiating with third parties to obtain raw materials and supplies, capital goods, technology and services, including insurance and employee benefit services. Following the split-off, as a smaller, stand-alone company, we may be unable to obtain these goods, technology and services at prices and on terms as favorable as those available to us as a business unit of Applied Biosystems. Increased costs resulting from our operation as an independent entity and our diminished bargaining power could harm our business, financial condition and results of operations.

We may be unable to make the changes necessary to operate as an independent entity, which could prevent us from operating profitably.

Celera has been a business unit of Applied Biosystems since we commenced operations in fiscal 1996. However, following the split-off, Applied Biosystems has no obligation to provide financial, operational or organizational assistance to us other than pursuant to a transition services agreement for a limited period of time. We may not be able to implement successfully the changes necessary to operate independently. Celera has historically recorded net losses due, in part, to our investment in new technology and diagnostic product discovery and development, and therapeutic target discovery and drug development, as well as other investments required for the expansion of our business operations as an early-stage business. We cannot assure you that we will be profitable as a stand-alone company.

We may become involved in expensive intellectual property legal proceedings.

There has been substantial litigation and other legal proceedings regarding patents and other intellectual property rights relevant to diagnostic and biotechnology products and services. The intellectual property rights of biotechnology companies, including those held by us, are generally uncertain and involve complex factual, scientific, and legal questions. Our success in diagnostic product development, clinical laboratory testing, and therapeutic target discovery may depend, in part, on our ability to operate without infringing the intellectual property rights of others and our ability to prevent others from infringing our intellectual property rights. Also, contractual disputes related to existing license rights to patents owned by others may affect our ability to develop, manufacture, and sell our products and clinical laboratory testing services.

We may initiate proceedings at the U.S. Patent and Trademark Office to determine our patent rights with respect to others. Also, we may initiate patent litigation to enforce our patent rights or invalidate patents held by others. These legal actions may similarly be initiated against us by others alleging that we are infringing their rights. The cost to us of any patent litigation or proceedings, even if we are successful, could be substantial, and these legal actions may absorb significant management time. Even if we are successful on the merits in any such proceeding, the cost of these proceedings could harm our operating results and financial condition.

If infringement claims against us are resolved unfavorably to us, we may be enjoined from manufacturing or selling our products or services without a license from a third party, and we may not be able to obtain a license on commercially acceptable terms, or at all. Also, we could become subject to significant liabilities to others if these claims are resolved unfavorably to us. Similarly, our business could be harmed and we could be subject to liabilities because of lawsuits brought by others against Abbott Laboratories, with whom we have a strategic alliance. For example, Abbott was previously sued by Innogenetics N.V. for patent infringement due to Abbott’s sale of hepatitis C virus, or HCV, genotyping analyte specific reagents, or ASRs, manufactured by us for Abbott. We agreed to share equally the cost of this litigation, and accordingly in our 2007 and 2008 fiscal years we recorded pre-tax charges totaling $3.9 million for Celera’s share of damages awarded by a jury to Innogenetics. In addition in our 2006, 2007, and 2008 fiscal years we recorded $2.9 million of legal fees associated with this litigation. Also, for several months during the litigation, which was settled in April 2008, we and Abbott were prevented from manufacturing or selling HCV genotyping products because of a court-ordered injunction.

We rely on independent healthcare providers, laboratories, and others to collect and process patient specimens.

We have a limited internal network of BHL employees who are able to collect blood specimens. We rely on healthcare providers and other clinical laboratories to collect and send to our laboratory for testing most of our clinical laboratory specimens. Although we believe we pay our service providers fair market value consideration for specimen collection and processing services and in compliance with anti-kickback and anti-referral laws, legal restrictions prohibit us from paying additional consideration, such as a referral fee, for these services. Because these services are time-consuming and may not be a business priority for the companies and individuals we rely on to provide them, the fair market value consideration may not be sufficient incentive for them to continue providing these services. If we are unable to obtain or maintain needed collection and processing services, we would be unable to obtain patient samples for testing, which would harm our operating results and financial condition.

Some of our diagnostic research and product development programs require access to human tissue and/or blood samples, other biological materials, and related information, which may be in limited supply.

We may not be able to obtain or maintain access to these materials and information on acceptable terms, or may not be able to obtain needed consents from individuals providing tissue, blood, or other samples. In addition, government regulation in the U.S. and foreign countries could result in restricted access to, or use of, human tissue or blood samples or other biological materials. If we lose access to sufficient numbers or sources of tissue or blood samples or other required biological materials, or if tighter restrictions are imposed on the use of related clinical or other information or information generated from tissue or blood samples or other biological materials, these research and development programs and our operating results and financial condition could be harmed.

In addition, agreements that we have entered into in connection with the split-off require our business to be conducted differently than previously conducted and have caused our relationship with Applied Biosystems to be different from what it has historically been. We are an independent company and are no longer able to rely on Applied Biosystems as we have in the past. For example, we no longer have early access to Applied Biosystems’ instrumentation, reagents and technologies. Also, the supply by Applied Biosystems of some goods and services used in our business is governed by the terms of the master purchase agreement we entered into at the split-off date, and Applied Biosystems no longer provides us with exclusive access to these goods and services. These differences may harm our operating results and financial condition.

If the split-off is determined to be taxable for U.S. federal income tax purposes, we and our stockholders could incur significant income tax liabilities, and we could be required to indemnify Applied Biosystems for taxes.

On June 18, 2008, Applied Biosystems received a tax opinion from Skadden, Arps, Slate, Meagher & Flom LLP to the effect that the split-off, together with certain related transactions necessary to effectuate the split-off, (i) should qualify under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code as an exchange that is tax-free to the Celera Group tracking stock holders, although in light of the Proposed Merger there is a significant risk that the Internal Revenue Service (IRS) and a court could conclude to the contrary, and (ii) will be tax-free to Celera. The opinion relies on certain facts, assumptions, representations and undertakings, including those relating to the pre or post split-off activities of Applied Biosystems and Celera. Actions taken by Applied Biosystems or us that are inconsistent with such facts, assumptions, representations or undertakings could result in the split-off being treated by the IRS as a taxable transaction. The IRS is not bound by the opinion and could determine that the split-off should be treated as a taxable transaction if it determines that any of these facts, assumptions, representations or undertakings is not correct or has been violated by either Celera or Applied Biosystems as a result of pre or post split-off activity, or if it disagrees with the conclusions in the opinion.

If the split-off fails to qualify for tax-free treatment, Applied Biosystems would be subject to tax as if it had sold the Celera Corporation common stock in a taxable sale at fair market value, and our initial public stockholders, the former holders of Celera Group tracking stock whose stock was redeemed in exchange for shares of our common stock in the split-off, should recognize either (A) gain or loss equal to the difference between the fair market value of the shares of Celera Corporation common stock received and the holder’s tax basis in the Celera Group tracking stock redeemed in exchange for the shares of Celera Corporation common stock or (B) in certain circumstances, a distribution equal to the fair market value of the shares of Celera Corporation common stock received, which should be taxed (i) as a dividend to the extent of such holder’s pro rata share of Applied Biosystems’ current and accumulated earnings and profits, then (ii) as a non-taxable return of capital to the extent of such holder’s tax basis in the Celera Group tracking stock redeemed, and finally (iii) as capital gain with respect to the remaining value. Under the tax matters agreement between Applied Biosystems and us, we would generally be required to indemnify Applied Biosystems against any tax resulting from the exchange if the tax resulted from:

•	an issuance of our equity securities, a redemption of our equity securities, or our involvement in other acquisitions of our equity securities,

•	other actions or failures to act by us, or

•	any of our representations or undertakings being incorrect and violated.

For a more detailed discussion, see the section entitled “Our Relationship with Applied Biosystems Following the Split-Off — Agreements Between Applied Biosystems and Us Relating to the Split-Off — Tax Matters Agreement” in Item 13 of this annual report on Form 10-K. Our indemnification obligations to Applied Biosystems and its subsidiaries, officers and directors are not limited by any maximum amount. If we are required to indemnify Applied Biosystems or any other person under the circumstances set forth in the tax matters agreement, we may be subject to substantial liabilities.

Our accounting and other management systems and resources may not be adequate to meet the financial reporting and other requirements to which we are subject following the split-off. If we are unable to achieve and maintain effective internal controls, our operating results and financial condition could be harmed.

Prior to the split-off from Applied Biosystems, we were not directly subject to reporting and other requirements of the Securities Exchange Act of 1934 (the Exchange Act). As a result of the transactions, we are directly subject to reporting and other obligations under the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley). Sarbanes-Oxley will require annual management assessments of the effectiveness of our internal controls over financial reporting. Our reporting and other obligations will place significant demands on our management and administrative and operational resources, including accounting resources.

To comply with these requirements, we may need to upgrade our systems, including information technology, implement additional financial and management controls, reporting systems and procedures and hire additional legal, accounting and finance staff. If we are unable to upgrade our systems and procedures in a timely and effective fashion, we may not be able to comply with our financial reporting requirements and other rules that apply to public companies. In addition, if we are unable to conclude that our internal controls over financial reporting are effective, we could lose investor confidence in the accuracy and completeness of our financial reports. Any failure to achieve and maintain effective internal controls could harm our operating results and financial condition.

Our clinical laboratory testing services are subject to federal and state anti-kickback and anti-referral laws and regulations.

Federal and state anti-kickback laws prohibit payment, or offers of payment, in exchange for referrals of products and services for which reimbursement may be made by Medicare or other federal and state healthcare programs. Some state laws contain similar prohibitions that apply without regard to the payor of reimbursement for the services. Federal and state anti-referral laws, including the Stark Law, prohibit physicians from referring their Medicare or other federally funded healthcare program patients or specimens to healthcare providers with which the physicians or their immediate family members have a financial relationship involving some types of health services. The financial relationships covered by these prohibitions include clinical laboratory services such as those provided by us. Some state laws also contain similar prohibitions that apply without regard to the payor of reimbursement for the services. Based on our analysis of publicly-disclosed government settlements and public announcements by various government officials, we believe the federal officials responsible for administering and enforcing the healthcare laws and regulations have made a priority of eliminating healthcare fraud. While we seek to conduct our business in compliance with all applicable laws and regulations, many of the laws and regulations applicable to our business, particularly those relating to billing and reimbursement of tests and those relating to relationships with physicians, hospitals and patients, contain imprecise language that has not been interpreted by courts. We must rely on our interpretation of these laws and regulations based on the advice of our counsel, and regulatory or law enforcement authorities may not agree with our interpretation of these laws and regulations and may seek to enforce legal remedies or penalties against us for violations. From time to time we may need to change our operations, particularly pricing or billing practices, in response to changing interpretations of these laws and regulations or regulatory or judicial determinations with respect to these laws and regulations. These occurrences, regardless of their outcome, could damage our reputation and harm important business relationships that we have with healthcare providers, laboratories, and others. Furthermore, if a regulatory or judicial authority finds that we have not complied with applicable laws and regulations, we would be required to refund amounts that were billed and collected in violation of such laws and regulations. In addition, we may voluntarily refund amounts that were alleged to have been billed and collected in violation of applicable laws and regulations. In either case, we could suffer civil and criminal damages, fines and penalties, exclusion from participation in governmental healthcare programs and the loss of licenses, certificates and authorizations necessary to operate our business, as well as incur liabilities from third-party claims, all of which could harm our operating results and financial condition. Moreover, regardless of the outcome, if we are investigated by a regulatory or law enforcement authority we could incur substantial costs, including legal fees, and our management may be required to divert a substantial amount of time to an investigation.

Our clinical laboratory testing service business is subject to HIPAA and other federal and state security and privacy laws and regulations.

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, and its related privacy and security regulations establish federal standards for the uses and disclosures of individually identifiable health information, which is referred to as protected health information. In addition, we are also subject to state privacy and security laws that in some cases impose more stringent requirements than HIPAA and its related regulations. In addition, we must comply with the laws of other countries that regulate the transfer of healthcare data relating to citizens of those countries. HIPAA, as well as state and foreign privacy and security regulations provide for significant fines and other penalties for the wrongful use or disclosure of protected health information, including potential civil and criminal fines and penalties. Although HIPAA and the related regulations do not expressly provide for a private right of damages, we also could incur damages under state and foreign laws to individuals claiming that we wrongfully used or disclosed their confidential health information or other private personal information.

There is a high demand for, and short supply of, key personnel needed for our clinical laboratory testing services.

Our existing clinical laboratory services operations require individuals who are licensed as Clinical Laboratory Scientists in the State of California. We believe that to continue operating and to expand our clinical laboratory testing services, we must continue to attract and retain these licensed Clinical Laboratory Scientists. There is a shortage of licensed Clinical Laboratory Scientists in the State of California, and we compete for these personnel with hospitals, other clinical laboratories, and other healthcare providers. Licensed Clinical Laboratory Scientists may prefer to work for these other organizations either because of the compensation offered, the reputations of the organizations, or other personal considerations. If we are unable to attract and retain a sufficient number of licensed Clinical Laboratory Scientists, the current operations of the group’s clinical laboratory testing services could be harmed and the future growth of those services could be delayed or prevented.

We lack our own sales organization to sell our diagnostic products to unaffiliated clinical testing laboratories.

Because we lack our own sales organization to sell our diagnostic products to unaffiliated clinical testing laboratories, our ability to successfully sell these products to these laboratories depends on our ability to develop a sales organization, work with Abbott under the existing strategic alliance agreement described above, work with another distributor, or pursue a combination of these alternatives. In jurisdictions in which we use other distributors for our diagnostic products, our success in marketing these products depends largely on the efforts of the distributors. Our inability to develop a sales organization or work with other distributors to sell our diagnostic products to unaffiliated clinical testing laboratories may harm our operating results and financial condition.

We rely on single suppliers or a limited number of suppliers of instruments, key components of our products and some test kits used in our clinical laboratory testing services.

Several key components of our diagnostic products come from, or are manufactured for us by, a single supplier or a limited number of suppliers, including Applied Biosystems. This applies to components such as enzymes, fluorescent dyes, phosphoramidites, and oligonucleotides. We acquire some of these and other key components on a purchase-order basis, meaning that the supplier is not required to supply us with specified quantities over any set period of time or set aside part of its inventory for our forecasted requirements. We have not arranged for alternative supply sources for some of these components should suppliers become unable to meet our demand or become unwilling to do so on terms that are acceptable to us. It may be difficult, if not impossible, to find alternative suppliers, especially to replace enzymes, fluorescent dyes, phosphoramidites, and oligonucleotides. In addition, we rely on single source suppliers, particularly Applied Biosystems, to provide instruments, associated software, and consumables for use in our products business.

Similarly, we obtain Lp-PLA2 test kits, known as PLAC® test kits, used in our clinical laboratory testing services from a single supplier — diaDexus, Inc., or diaDexus. To our knowledge, diaDexus is the only supplier of PLAC test kits used in clinical laboratory testing, and, therefore, no alternative supply source would be available should diaDexus become unable to provide a sufficient number of these kits to meet our demand or become unwilling to do so on acceptable terms. There can be no assurance that diaDexus will be able to meet our demand for these kits in the future.

We are required under FDA regulations to verify that our suppliers of key components for our diagnostic products are in compliance with all applicable FDA regulations, including the Quality System Regulation. We believe that this requirement increases the difficulty in arranging for needed alternative supply sources, particularly for components that are from “single source” suppliers, which means that they are currently the only viable supplier of custom-ordered components.

If any of the components of our products or any of the kits used for our laboratory testing services are no longer available in the marketplace, or are not available on commercially acceptable terms, we may be forced to further develop our products or testing services to use alternative components or test kits or discontinue the products or testing services. Changes in our products or services or the use of new components may require us to seek new regulatory clearances, approvals or licenses and may be costly.

Our success will depend on our ability to retain our key employees and recruit key management personnel.

One of our primary assets is our highly skilled personnel. These personnel could leave us and so deprive us of the skill and knowledge essential for performance of our existing and new business. The overall level of benefits and compensation offered to employees of Celera following the split-off may be less than that offered to these employees as part of Applied Biosystems. In addition, some of our employees may have additional or different responsibilities following the split-off as a result of the fact we are an independent public company. If any of our key personnel leaves for one of these or any other reason, it could harm our operating results and financial condition.

Furthermore, because we have previously relied on Applied Biosystems corporate personnel in the operation of our business, we must train existing personnel or hire new management personnel to perform functions previously performed by these employees. We cannot assure you that we will be able to effectively train or hire employees in a timely manner or that this transition will not result in an interruption of our services. Any interruption could harm our ability to continue to develop and manage our business following the split-off.

Ethical, legal, and social issues may decrease demand for our diagnostic products and clinical laboratory testing business.

Genetic testing has raised issues regarding confidentiality and the appropriate uses of the resulting information. For example, concerns have been expressed regarding the use of genetic test results by insurance carriers or employers to discriminate on the basis of this information, resulting in barriers to the acceptance of genetic tests by consumers. This could lead to governmental authorities calling for limits on, or regulation of the use of, genetic testing or prohibiting testing for genetic predisposition to some diseases, particularly those that have no known cure. Were any of these scenarios to occur, it could reduce the potential markets for our business and, therefore, harm our operating results and financial condition and net income.

The FDA has issued draft guidance on IVDMIAs, which may prevent others from using our diagnostic products.

The FDA has issued draft guidance on a new class of laboratory developed tests called “In-Vitro Diagnostic Multivariate Index Assays,” or IVDMIAs. This draft guidance, which was issued in 2006 and 2007, represents the FDA’s first public discussion of its position on IVDMIAs, which generally are tests developed by a single clinical laboratory for use only in that laboratory, and which combine the values of multiple variables using an interpretation function to yield a single patient-specific result for use in the diagnosis, prevention, or treatment of diseases or other conditions. If this draft guidance becomes final and is enforced, a laboratory-developed test that meets the definition of an IVDMIA could not be used for diagnostic purposes before the laboratory receives FDA clearance or approval for use of that test. The requirements for FDA clearance or approval are evolving, but could include the requirement that the laboratory seek clearance pursuant to Section 510(k) of the Federal Food, Drug and Cosmetic Act, or FFDCA. The Section 510(k) clearance process generally requires the filing of notice with the FDA with clinical data demonstrating that the product and its intended purpose are “substantially equivalent” to a diagnostic device that is already cleared or approved for marketing by the FDA. If a 510(k) premarketing clearance is not obtained, the laboratory could be required to file a FDA pre-market approval or PMA application under the FFDCA, which must demonstrate that a diagnostic device is safe and effective, and must be supported by more extensive information than required for a 510(k) notification. However, because the IVDMIA guidance document sets forth a new classification, and that guidance remains in draft form, we cannot be certain how, or if, this new classification will affect our business, or if the clearance process will be modified from that described above.

We do not believe that the tests currently offered by us are IVDMIAs, as set forth in the draft guidance document, and, therefore, these tests would not be directly affected. However, clinical laboratories that license some of our intellectual property might be developing tests using our intellectual property, and these laboratory-developed tests may be considered IVDMIAs by the FDA. The requirement of FDA clearance or approval for any of these tests could discourage their development, or delay or prevent them from being used if developed, which in turn, could delay or prevent altogether payments to us from the use of these laboratory-developed tests. Also, it is possible that some of our current or future diagnostic products could be indirectly affected because other companies might want to use our diagnostic products as part of an IVDMIA, although we are not aware of any customers that currently use our diagnostic products in this manner. The requirement of FDA clearance or approval for any of these tests could discourage their development, or delay or prevent them from being used if developed, which in turn, could affect the demand for our products being used as a part of these tests. In addition, some of our future tests used in our clinical laboratory testing services could meet the definition of an IVDMIA and therefore require FDA clearance or approval.

We need to maintain federal and state operating licenses and similar clearances to conduct our clinical laboratory testing.

Our clinical laboratory is regulated by the Clinical Laboratory Improvement Amendments of 1988, or CLIA. CLIA is a federal law that regulates clinical laboratory testing performed on specimens derived from humans for the purpose of providing information for the diagnosis, prevention, or treatment of disease. CLIA is intended to ensure the quality and reliability of clinical laboratory testing in the United States. Our CLIA certification requires our clinical laboratory to be inspected every other year in addition to being subject to random CLIA inspections. Our clinical laboratory in Alameda, California is also subject to license requirements imposed by the State of California. California laws establish quality standards for day-to-day operation of the clinical laboratory, including the training and skills required of personnel and quality control. Our California and New York state licenses require periodic inspections by the state laboratory licensing authorities. If a CLIA or state inspector finds deficiencies, that finding could lead to the revocation or suspension of, or limitations being placed upon, our CLIA accreditation or California, New York, or other state licenses. Any revocation, suspension, or limitation could prevent us from performing all or some of our clinical laboratory testing services and could harm our operating results and financial condition.

We no longer have early access to Applied Biosystems’ instrumentation, reagents, and technologies for use in our diagnostic products and services.

Prior to the split-off, Celera had access to Applied Biosystems’ instrumentation, reagents and technologies before they were made available to unaffiliated third parties. This early access has provided a competitive advantage to us in developing our products business. After the split-off, our business relationship with Applied Biosystems is similar to that of any other customer. This change in access to new technologies could harm our competitive position.

The historical financial information of Celera may not be representative of our results as an independent entity, and, therefore, may not be reliable as an indicator of our historical or future results.

The historical financial information we have included in this annual report on Form 10-K may not reflect what our results of operations, financial position and cash flows would have been had we been an independent entity during the periods presented. This is because, in part, the financial information reflects allocations for services provided to Celera by Applied Biosystems. These allocations may not reflect the costs we will incur for similar or incremental services as an independent entity.

We could encounter difficulties if we were to expand our diagnostic product manufacturing and clinical laboratory testing services.

If there were a substantial increase in the demand for our products or services, we would have to increase the capacity of our facilities or establish alternate manufacturing or service arrangements with other companies. We may not be able to effectively manage large increases in capacity. In addition to the difficulties that are inherent in the expansion, development, or acquisition of new facilities, our operations are government regulated and any facility expansion or acquisition would require regulatory approvals, clearances or licenses and/or would need to meet standards specified in applicable laws and regulations. Facilities used for clinical laboratory testing services are subject, on an ongoing basis, to federal and state regulation under CLIA and California, New York, and other state laws and regulations, which is described above in these risk factors. Also, our diagnostic product manufacturing facilities are subject, on an ongoing basis, to the FDA’s Quality System Regulation, international quality standards and other regulatory requirements, including requirements for good manufacturing practices, and the State of California Department of Health Services Food and Drug Branch requirements. We may encounter difficulties expanding our diagnostic product manufacturing operations or our laboratory testing services in accordance with these regulations and standards, which could result in a delay or termination of product manufacturing or laboratory testing services.

Our business may be harmed by any disruption to our computer hardware, software, and Internet applications.

Our business requires manipulating and analyzing large amounts of data, communicating the results of the analysis to our internal research personnel and our collaborators via the Internet and tracking and communicating the results, via the Internet and other modalities, of the tests performed by our clinical laboratory testing business. Also, we rely on a global enterprise software system to operate and manage our business. Our business, therefore, depends on the continuous, effective, reliable, and secure operation of our computer hardware, software, networks, Internet servers, and related infrastructure. To the extent that our hardware or software malfunctions or there is an interruption in Internet service in a way that affects access to our data by our internal research personnel or collaborators or access to our laboratory testing results by referring professionals or patients, our operating results and financial condition could be harmed.

Our computer and communications hardware is protected through physical and software safeguards. However, it remains vulnerable to fire, storm, flood, power loss, earthquakes, telecommunications failures, physical or software break-ins, software viruses, and similar events. If we fail to maintain the necessary computer capacity and data to support our and our collaborators’ and licensees’ discovery, research, and development activities, including our associated computational needs, we could experience a loss of or delay in revenues. In addition, any sustained disruption in Internet access provided by other companies could harm our operating results and financial condition.

We are changing our marketing strategy for our clinical laboratory testing services, and our new strategy could harm our revenues.

Until recently, we have focused on actively marketing our clinical laboratory testing services solely to accounts that referred large volumes of specimens for our services. We believe that the continued growth of our clinical laboratory services requires us to change our sales strategy, moving away from our sole focus on large-volume accounts and instead developing local market territories comprised of at least one large volume account and additional lower volume accounts located near the large-volume accounts. We have already started to implement this new marketing strategy within each of our sales territories and believe that it should be implemented over the next several years. As a result of this new strategy, we expect to relocate most of our existing clinical educators and develop centrally-located sites, referred to as 4myheart Centers, for the delivery of disease management and patient education services and patient resources. These new 4myheart Centers will be developed based on market demand. Accordingly, we cannot predict the number of new 4myheart Centers that will be developed in any given year. In addition, because each new 4myheart Center is expected to have a unique service offering tailored to its particular market, and the costs of operating these centers will vary from market to market, we are unable to forecast the investment required to develop or operate these new centers. The primary duties of our clinical educators are to educate our patients in areas such as nutrition, exercise, stress reduction, and medication compliance. These marketing and organizational changes may harm the business we currently receive from our existing accounts, and under our new strategy we may not be successful in generating business from new accounts to the extent anticipated.

Our rights under the split-off agreements we have entered into with Applied Biosystems may be less favorable to us than if we had remained a business segment of Applied Biosystems and the terms of our master purchase agreement we have entered into with Applied Biosystems may be less favorable to us than if it had been negotiated with an unaffiliated third party.

The terms of the split-off agreements we have entered into with Applied Biosystems may be less favorable to us than if we remained part of Applied Biosystems. For example, some of the intellectual property rights are being made available to us on a non-exclusive basis through the master purchase agreement, which also covers materials currently provided to us by Applied Biosystems used in our products and services and research and development, as well as future Applied Biosystems materials. The master purchase agreement provides for current pricing for all materials and components for the first year after the split-off, with price increases during each subsequent year of the agreement subject to a combination of the Producer Price Index and Employment Cost Index. This could result in us paying more for these products than if we remained part of Applied Biosystems. In addition, Applied Biosystems has licensed to us specified intellectual property rights which we and Applied Biosystems will seek to license to various third parties in the human in vitro diagnostics field. Revenues from these third-party licenses would be shared equally between us and Applied Biosystems. We currently have a limited right to license this intellectual property to third parties in the human diagnostics field and receive all revenues from these licenses. This could result in us receiving less from these licenses than if we remained part of Applied Biosystems.

In addition, we have negotiated our split-off agreements, including our master purchase agreement, with Applied Biosystems. Had these agreements been negotiated with unaffiliated third parties, their terms might have been more favorable to us.

Our separation agreement with Applied Biosystems requires us to indemnify Applied Biosystems for specified liabilities, including liabilities relating to the Celera business, specified litigation and one-half of any liabilities resulting from the split-off.

Under the terms of our separation agreement with Applied Biosystems, we have agreed from and after the split-off date to indemnify Applied Biosystems for indemnifiable losses relating to or resulting from, among other things:

•	the failure to satisfy or otherwise discharge liabilities of Celera;

•	our assets and liabilities;

•	our failure to observe our obligations under the separation agreement or our other split-off agreements with Applied Biosystems from and after the split-off date;

•

the class action lawsuit relating to Applied Biosystems’ 2000 offering of shares of Celera Group tracking stock, as well as other actions pending on the split-off date or that may arise in the future, to the extent such actions are ultimately determined to relate to or arise out of the Celera business, assets or liabilities;

•	one-half of liabilities resulting from the split-off, the separation agreement and/or the registration statement; and

•

liabilities resulting from the oversight and/or management of the businesses and affairs of Applied Biosystems or one or both of Celera or the Applied Biosystems Group prior to the split-off, but only to the extent that such liabilities arise out of or relate to the businesses, assets or liabilities of Celera prior to the split-off or Celera benefited from such oversight and/or management prior to the split-off.

There is no limit on the maximum amount of monetary damages for which we may be required to indemnify Applied Biosystems under the separation agreement. As a result, successful indemnification claims, to the extent not covered by insurance, could harm our financial condition and results of operations.

Our clinical laboratory testing services depend primarily on a single courier for the delivery of our clinical specimens.

Substantially all patient specimens are sent by healthcare providers and other clinical laboratories to our clinical testing laboratory by an established international overnight shipping service. We use overnight shipping because patient specimens are biological materials that can spoil if not tested on a timely basis after collection from a patient. Therefore, any interruption in shipping, even one that is short in duration, could interfere with our services and harm our business. Our primary courier’s shipping network relies on various modes of transportation, including trucks and airplanes. The transportation of specimens could therefore be delayed or prevented by natural or man-made disasters or other events that interfere with these modes of transportation, including earthquakes, floods, power outages, inclement weather, and terrorism. If there is a delay in the delivery of patient samples that are in-transit, we would have no way to prevent these samples from spoiling. Although there are other companies that provide similar overnight courier services, many of the circumstances that could interfere with our primary courier’s services likely would interfere with the services of other similar couriers. Additionally, we do not have a guaranteed pricing arrangement with our primary courier and may be subject to unanticipated price changes. If we need to switch to a different courier because of circumstances that are unique to our primary courier or due to a change in our primary courier’s pricing, it could take us several days or longer to establish an agreement with a new courier, the shipping rates might not be as favorable to us, and our testing services would likely be interrupted. The inability to receive the specimens and perform our tests, even if only for a short period of time, or the loss of specimens due to shipping delays, could interrupt our business and harm our reputation.

Our research, development, and commercialization of diagnostic products are dependent in part on a strategic alliance agreement with Abbott Laboratories.

We entered into a strategic alliance agreement with Abbott for the joint discovery, development, manufacture, and commercialization of molecular diagnostic products. Although this is a long-term alliance, the alliance agreement contains provisions that could result in early termination for reasons that include the following: breach of the agreement by either company; a change in control of either company; or either company’s dissatisfaction with the financial performance of the alliance based upon specifically agreed upon parameters over a measurement period set forth in the alliance agreement. In addition, the amount and timing of resources to be devoted to research, development, eventual clinical trials and commercialization activities by Abbott are generally not within our control. Failure by Abbott to devote sufficient resources to this alliance or the termination of this alliance altogether could harm our operating results and financial condition.

Our successful development of diagnostic products may depend on entering into other collaborations, alliances, and similar arrangements with other companies.

Our strategy for the discovery, development, clinical testing, manufacturing and/or commercialization of most of our diagnostic product candidates includes entering into collaborations and similar arrangements with other companies, in addition to our strategic alliance with Abbott. Depending on the nature of the product candidate, our potential collaborators may include pharmaceutical companies, clinical reference laboratories, diagnostic imaging equipment suppliers, or other companies. We have identified some potential new collaborators, but have not yet entered into any collaboration arrangements with them. Although we have expended, and continue to expend, time and money on internal research and development programs, we may be unsuccessful in creating diagnostic product candidates that would enable us to form additional collaborations and alliances and, if applicable, receive milestone and/or royalty payments from collaborators. Other companies may not be interested in entering into these relationships with us, or may not be interested in doing so on terms that we consider acceptable.

Our development and commercialization of diagnostic products could be harmed if collaborators or licensees fail to perform under their agreements with us or if they terminate those agreements.

Each of our existing collaboration, license, and similar agreements with other companies for the development and commercialization of products, including our alliance agreement with Abbott, may be canceled under some circumstances. These agreements generally may be terminated under circumstances including a material breach or default of the agreement, a change in control, or the insolvency or bankruptcy of either party. In addition, the amount and timing of resources to be devoted to research, development, clinical trials, and commercialization activities by our collaborators and licensees are generally not within our control. We expect that collaboration, license, and similar agreements entered into in the future, if any, will have similar terms and limitations. Furthermore, even if these agreements contain commitments regarding these activities, our collaborators or licensees may not perform their obligations as expected. If collaborators or licensees terminate their agreements or otherwise fail to conduct their collaborative or licensed activities in a timely manner, or at all, the development or commercialization of diagnostic products may be delayed or prevented. If we assume responsibility for continuing diagnostic programs on our own after termination of a collaboration, license, or similar agreement, we may be required to devote additional resources to product development and commercialization or we may need to cancel some development programs. Any reallocation of additional resources to product development and/or commercialization or cancellation of development programs may harm our operating results and financial condition.

Our diagnostic product candidates may never result in a commercialized product.

Most of our diagnostic product candidates are in various stages of research and development and the ability to commercialize those product candidates, including through collaborators or licensees, is highly uncertain. Development of existing product candidates will require significant additional research and development efforts by us or our collaborators or licensees before they can be marketed. For potential diagnostic products, these efforts include extensive clinical testing to confirm the products are safe and effective and may require lengthy regulatory review and clearance or approval by the FDA and comparable agencies in other countries. Furthermore, even if these products are found to be safe and effective and receive necessary regulatory clearances or approvals, they may never be developed into commercial products due to considerations such as inability to obtain needed licenses to intellectual property owned by others, market and competitive conditions, and manufacturing difficulties or cost considerations. Our inability to produce commercialized products could harm our operating results and financial condition.

Development and commercialization of diagnostic product candidates depends on the satisfaction of regulatory requirements.

In the U.S., either we or our collaborators or licensees must show through pre-clinical studies and clinical trials that each of our or our collaborators’ or licensees’ diagnostic product candidates is safe and effective for each indication before obtaining regulatory clearance or approval from the FDA for the commercial sale of that product as an in vitro diagnostic product with clinical claims. Outside of the U.S., the regulatory requirements for commercialization vary from country to country. This regulatory review and approval process can take many years and require substantial expense and may not be successful. If we or our collaborators or licensees fail to adequately show the safety and effectiveness of a diagnostic product candidate because, for example, the results from pre-clinical studies are different from the results that are obtained in clinical trials, regulatory clearance or approval could be delayed or denied. Without regulatory clearance or approval, we or our collaborators or licensees may be unable to complete the development or commercialization of the product for which clearance or approval was sought. The inability of us or our collaborators or licensees to commercialize products could harm our operating results and financial condition.

The FDA has issued an interpretation of the regulations governing the sale of Analyte Specific Reagent products which could prevent or delay our or our collaborators’ or licensees’ sales of these products and harm our operating results and financial condition. In September 2007, the FDA, published “Guidance for Industry and FDA Staff: Commercially Distributed Analyte Specific Reagents (ASRs): Frequently Asked Questions,” clarifying the FDA’s interpretation of the regulations governing the sale of Analyte Specific Reagent, or ASR, products. ASRs are a class of products that do not require regulatory clearance or approval. The FDA’s guidance document contains an interpretation of the ASR regulations that, we believe, represents a departure from FDA practice and policy prior to the release of the FDA’s draft guidance in September 2006, regarding products that can be characterized as ASRs. We believe that all of our current ASR products, other than our cystic fibrosis and HLA ASR products, will meet the regulatory definition of an ASR, as set forth in the guidance document. Our products sold as ASRs include cystic fibrosis products, HCV products, HLA products, Fragile X products, and deep vein thrombosis products, which include ASRs for detecting mutations in Factor V, Prothrombin, and methylenetetrahydrofolate reductase. We similarly believe that all of the ASR products that Abbott currently contributes to our strategic alliance with Abbott will meet the regulatory definition of an ASR, as set forth in the guidance document. In 2007, we received FDA clearance to market IVD versions of our cystic fibrosis products to replace the ASR versions. We are seeking to convert customers of our current cystic fibrosis ASR products to these new versions. If the FDA does not agree with our interpretations of our ASR products, we may need to establish an appropriate action plan for any affected product, such as reconfiguring the product to bring it into compliance with the ASR definition or seeking clearance pursuant to Section 510(k) of the Federal Food, Drug and Cosmetic Act, or FFDCA. The Section 510(k) clearance process generally requires the filing of notice with the FDA with clinical data demonstrating that the product and its intended purpose are “substantially equivalent” to a diagnostic device that is already cleared or approved for marketing by the FDA. If a 510(k) premarketing clearance is not obtained, a FDA pre-market approval or PMA application must be filed under the FFDCA, which must demonstrate that a diagnostic device is safe and effective, and must be supported by more extensive information than required for a 510(k) notification. The process for obtaining an FDA pre-market approval or 510(k) clearance may be time-consuming, expensive, and difficult to obtain and there is no assurance that they will be obtained. Accordingly, under the new interpretation of the ASR regulations, the FDA could require us or Abbott to discontinue marketing current non-compliant products. Any discontinuation could be indefinite or permanent, and our business could be harmed. Also, the interpretation of the ASR regulations contained in the guidance document might make development of new ASR products more difficult, and this could similarly harm our operating results and financial condition.

Commercialization of our products depends on satisfaction of ongoing regulatory requirements.

The manufacture of our and our collaborators’ and licensees’ diagnostic products is subject to the FDA’s Quality System Regulation. Manufacturing problems with respect to any product, including non-compliance with this regulation, could result in withdrawal of regulatory clearance or approval for that product, and could also force us or our collaborators or licensees to suspend manufacturing of, reformulate, conduct additional testing for, and/or change the labeling for, that product. This could delay or prevent us from generating revenues from the sale of any affected diagnostic product.

Clinical trials of diagnostic product candidates may not be successful.

Potential clinical trials of product candidates may not begin on time, may not be completed on schedule, or at all, or may not be sufficient for registration of the products or result in products that can receive necessary clearances or approvals. Numerous unforeseen events during, or as a result of, clinical testing could delay or prevent commercialization of our or our collaborators’ or licensees’ diagnostic product candidates. Diagnostic product candidates that appear to be promising at early stages of development or early clinical trials may later be found to be unsafe, ineffective, or to have limited medical value. If we are unable to successfully complete clinical trials for diagnostic product candidates, our operating results and financial condition would be harmed.

We could be harmed by disruptions to our critical manufacturing, clinical laboratory, or other facilities.

We have headquarters, research and development, manufacturing, administrative, and clinical laboratory facilities in Alameda, Burlingame and South San Francisco, California and do not have alternative facilities or manufacturing or testing backup plans. Our California facilities are located near major earthquake faults. Although following the split-off we have purchased insurance policies covering damages to our operations and facilities resulting from some natural disasters, including flooding, windstorm and lightning, the ultimate impact of disruptions caused by earthquakes, other natural disasters or weather-related events, or other causes, such as acts of terrorism, on us, our significant suppliers, and the general infrastructure is unknown, and our operating results could be harmed if a major earthquake or other disaster occurs. In particular, all of our laboratory testing services are performed at our clinical laboratory facility in Alameda and we do not have access to any backup facility should there be an interruption in operations due to earthquakes or other disasters. It would be expensive and time consuming to repair or replace our laboratory facility or the equipment located at that facility. Furthermore, if operations at our Alameda facility are interrupted, it may be difficult and time-consuming for us to hire another company to perform laboratory testing services, because we would need to find a laboratory that has the required state and federal licenses and would perform our testing services on terms and conditions that are acceptable to us. An earthquake or other disaster could likewise harm our manufacturing capabilities. However, the impact of a manufacturing disruption would depend, in part, on factors such as customer demand and inventory levels of our products. Also, the repair or replacement of our facility or equipment may require new regulatory approvals, clearances or licenses, which would further delay operations. A prolonged or sustained interruption in our facility or equipment could harm our operating results and financial condition.

We may pursue acquisitions, investments, or other strategic relationships or alliances, which may consume significant resources, may be unsuccessful, may require us to obtain financing on a stand-alone basis, and could dilute the holders of our common stock.

Acquisitions, investments and other strategic relationships and alliances, if pursued, may involve significant cash expenditures, debt incurrence, additional operating losses, and expenses that could have a material adverse effect on our financial condition and operating results. Acquisitions involve numerous other risks, including:

•	diversion of management time and attention from daily operations;

•	difficulties integrating acquired businesses, technologies and personnel into our business;

•	inability to obtain required regulatory approvals and/or required financing on favorable terms;

•	entry into new markets in which we have little previous experience;

•	potential loss of key employees, key contractual relationships, or key customers of acquired companies or of us; and

•	assumption of the liabilities and exposure to unforeseen liabilities of acquired companies.

If these types of transactions are pursued, it may be difficult for us to complete these transactions quickly and to integrate these acquired operations efficiently into our current business operations. Any acquisitions, investments or other strategic relationships and alliances by us may ultimately harm our business and financial condition. In addition, future acquisitions may not be as successful as originally anticipated and may result in impairment charges. We have incurred these charges in recent years in relation to acquisitions. For example, since fiscal 2002 we have incurred charges for impairment of goodwill, intangibles and other assets and other charges of $30.4 million related to our acquisition of Paracel, Inc. Additionally, during our 2007 and 2006 fiscal years, we incurred charges totaling $28.8 million for severance and benefit costs and asset impairments relating to our acquisition of Axys Pharmaceuticals, Inc., and our subsequent decision to partner or sell our small molecule drug discovery and development programs, and the integration of Celera Diagnostics into us.

In the event we need to obtain financing to complete an acquisition, investment or other strategic relationship or alliance, we will have to do so on a stand-alone basis without reliance on Applied Biosystems’ overall balance sheet. The cost to us of stand-alone financing may be materially higher than the cost of financing that we might have obtained as part of Applied Biosystems, and we may not be able to secure adequate debt or equity financing on desirable terms. Also, under the tax matters agreement and separation agreement that we have entered into with Applied Biosystems, to preserve the tax-free treatment of the split-off to Applied Biosystems, for the two-year period following the split-off we may be subject to restrictions on our ability to issue equity securities to satisfy financing needs, acquire businesses or assets with equity securities or engage in mergers or asset transfers that could jeopardize the tax-free status of the split-off. These restrictions may limit our ability to engage in these transactions (though if Applied Biosystems were determined to be subject to tax on the distribution of the Celera Corporation common stock, we would no longer be subject to these restrictions).

In addition, subject to these potential restrictions, acquisitions and other transactions may involve the issuance of a substantial amount of Celera Corporation common stock without the approval of our stockholders. Any issuances of this nature could be dilutive to our stockholders.

Our recent acquisition of Berkeley HeartLab, Inc. may not be successful.

Our clinical laboratory testing services business is the result of our acquisition of BHL in October 2007. The integration of the BHL business and workforce into us has largely been completed. However, this integration process is subject to numerous risks that could be disruptive to both our existing operations as well as the acquired BHL operations. For example, some key employees have left, and others could leave, the quality of services may not be maintained, and key customers could be lost, and management time and resources could be diverted from core operations to address these issues. This is particularly true in the case of the BHL acquisition, because BHL operates in a business area, regulated clinical laboratory testing services, that is new for us and the acquisition has approximately doubled our workforce. Furthermore, even if we are successful in integrating BHL, our plans to operate and expand that business may not be successful, or may not proceed as quickly as intended, because of risks and uncertainties that affect BHL’s clinical laboratory testing services, particularly those described above in this section.

The market price and trading volume of our common stock may be volatile and may face negative pressure.

Before the split-off, there was no trading market for the shares of our common stock. Our common stock issued in the split-off traded publicly for the first time following the split-off. Until, and possibly even after, orderly trading markets develop for our stock, there may be significant fluctuations in price. Investors’ interest may not lead to a liquid trading market and the market price of our common stock may be volatile. This may result in short- or long-term negative pressure on the trading price of shares of our common stock.

The market price of our common stock may be volatile due to the risks and uncertainties described in this “Risk Factors” section, as well as other factors that may affect the market price, such as:

•	conditions and publicity regarding the genomics, biotechnology, pharmaceutical, diagnostics, or life sciences industries generally;

•	price and volume fluctuations in the stock market at large which do not relate to our operating performance; and

•

comments by securities analysts or government officials, including those with regard to the viability or profitability of the biotechnology sector generally or with regard to intellectual property rights of life science companies, or our ability to meet market expectations.

The stock market has from time to time experienced extreme price and volume fluctuations that are unrelated to the operating performance of particular companies or the industries in which they compete.

In addition, our ability to achieve previously announced financial targets is subject to a number of risks, uncertainties, and other factors affecting our business and the genomics, biotechnology, pharmaceutical, diagnostics, and life sciences industries generally, many of which are beyond our control. These factors may cause actual results to differ materially. We describe a number of these factors throughout this document, including in these Risk Factors. We cannot assure you that we will meet these targets. If we are not able to meet these targets, it could harm the market price of our common stock.

Future sales of our stock could adversely affect our stock’s market price and our ability to raise capital in the future.

Sales of substantial amounts of our common stock could harm the market price of our stock. This also could harm our ability to raise capital in the future. The shares issued in the split-off are freely tradable without restriction under the Securities Act of 1933 (the Securities Act) by persons other than “affiliates,” as defined under the Securities Act. Any sales of substantial amounts of our common stock in the public market, or the perception that those sales might occur, could harm the market price of our common stock.

We will not solicit the approval of our stockholders for the issuance of authorized but unissued shares of our common stock unless this approval is deemed advisable by our Board of Directors or is required by applicable law, regulation or stock exchange listing requirements. The issuance of those shares could dilute the value of our outstanding shares of common stock.

We do not expect to pay dividends on our common stock.

We currently do not expect to pay any dividends on our common stock for the foreseeable future. Holders of our common stock will have to rely on a rise in the market price of our common stock, if any, to earn a return on their investment in our common stock, which rise is uncertain and unpredictable. As a result, you should not rely on an investment in our common stock as a source of dividend income.

Anti-takeover provisions could deter takeover attempts of Celera Corporation and limit appreciation of the market price for shares of our common stock.

Our amended and restated certificate of incorporation, amended and restated by-laws, and Delaware law contain provisions that may have the impact of delaying or precluding an acquisition of our company without the approval of our Board of Directors. These provisions may limit the price that investors might be otherwise willing to pay in the future for shares of our common stock. These provisions include provisions providing for a staggered Board of Directors, advance notice procedures for stockholder proposals and director nominations and a provision in our amended and restated certificate of incorporation that does not afford stockholders the right to call a special meeting of stockholders. In addition, there are provisions of Delaware law that may also have the effect of precluding an acquisition of us without the approval of our Board of Directors.

Our collaborations with outside experts may be subject to restriction and change.

We collaborate with scientific and clinical experts at academic and other institutions that provide assistance and guidance to our research and development efforts. These advisors and collaborators are not our employees and may have other commitments that limit their availability to us. Although they generally agree not to collaborate with our competitors, if a conflict of interest arises between their work for us and their work for another company or institution, we may lose the services of these experts. In addition, our advisors and collaborators sign confidentiality agreements that generally prohibit their use or disclosure of our confidential information other than in connection with our collaboration and, where applicable, require disclosure and assignment to us of their ideas, developments, discoveries and inventions arising under our collaboration. These confidentiality agreements generally have a term that lasts for so long as the collaboration is in effect, plus a specified period afterward and are generally terminable by either party upon a breach of the agreement by the other party and, in some cases, upon written notice. These agreements generally permit us to seek injunctive or other relief to prevent unpermitted use or disclosure of our confidential information. However, it is possible that valuable proprietary knowledge may become publicly known or otherwise available to other parties, including our competitors, through these experts.

We may be exposed to product liability or other legal claims relating to our products and services.

Clinicians, patients, third-party payors, and others may at times seek damages from us based on testing or analysis errors caused by a technician’s misreading of results, mishandling of the patient samples, or similar claims. Product liability or other claims, or product recalls, regardless of the ultimate outcome, could require us to spend significant time and money in litigation and to pay significant damages. These damages, if not covered by adequate insurance, could harm our operating results and financial condition.

Our operations are subject to potential exposure to environmental liabilities.

Our research and development activities, manufacturing activities, and clinical laboratory testing activities involve the controlled use of potentially hazardous materials, including biological materials, chemicals, and various radioactive compounds. Also, some of our diagnostic products, including products sold through our strategic alliance with Abbott, are hazardous materials or include hazardous materials. We cannot completely eliminate the risk of accidental or other contamination or injury from these materials, and we could be held liable for resulting damages, which could be substantial. We do not maintain environmental liability insurance and any potential environmental damages for which we become liable may not be covered under our existing insurance policies. Under some laws and regulations, a party can be subject to “strict liability” for damages caused by some hazardous materials, which means that a party can be liable without regard to fault or negligence. Furthermore, we could be held indirectly responsible for contamination or injury arising from the conduct of Abbott in manufacturing, selling, or distributing alliance diagnostic products. We could be held similarly responsible for the actions of our other collaborators or licensees. In addition, we are subject to federal, state, local, and foreign laws, regulations, and permits governing the use, storage, handling, and disposal of hazardous materials and specified waste products, as well as the shipment and labeling of materials and products containing hazardous materials. If we are found to be liable for our use of hazardous materials, or fail to comply with any of these laws, regulations, or permits, or if we are held indirectly responsible for the conduct of Abbott or other collaborators or licensees found to be non-compliant, we could be subject to substantial fines or penalties, payment of remediation costs, loss of permits, and/or other adverse governmental action. Any of these events could harm our operating results and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

The following is a list of our principal and other material operating facilities and their principal uses. All of our facilities are leased. Except as otherwise noted below, substantially all of the space in these facilities is used by us, and these facilities are maintained in good working order.

Location	Approx. Floor Area in Sq. Ft.	Expiration Date of Lease	Principal Use	Business Segment (2)
Alameda, CA	48,000	2011	Manufacturing and administration	Products, Corporate
Alameda, CA	28,000	2011	Research and administration	Products, Corporate
Alameda, CA	40,000	2014	Clinical laboratory	Lab Services
Burlingame, CA	20,000	2009	Administration	Lab Services
South San Francisco, CA	11,000	2011	Manufacturing	Products
Rockville, MD (1)	41,000	2010	Research and administration	Corporate

(1)	We are seeking to sublet an additional approximately 34,000 square feet at this facility which is currently vacant. Applied Biosystems occupies an additional approximately 34,000 square feet at this facility.

(2)	For definitions of our business segments, refer to Note 16 to our combined financial statements.

We also lease, through 2011, an 85,000 square foot facility in Pasadena, California, which was previously used for our Paracel, Inc. operations. We have vacated all of the space in this facility and have subleased substantially all of the vacated space. In addition, we own a 44,000 square foot facility in South San Francisco, California, located on land we lease under a long-term ground lease. This facility was previously used for our small molecule drug discovery and development operations. We have vacated all of the space in the facility and are seeking to sell it, but we have not yet found a purchaser.

ITEM 3.	LEGAL PROCEEDINGS

On May 15, 2008, we received a letter from the National Institutes of Health, or NIH, following up on previous correspondence and discussions and requesting that we enter into a license agreement with the NIH for its U.S. Patent No. 5,252,477 in connection with our ViroSeq HIV-1 Genotyping System, and that we pay royalties in respect of all of our sales (both past and future) of this product. Although we have had discussions with the NIH in the past on this matter, we continue to believe that the NIH’s patent is not applicable to our ViroSeq HIV-1 Genotyping System and that the NIH is not entitled to any royalties from the sale of this product.

We have also from time to time been involved in various lawsuits, arbitrations, investigations, and other legal actions. These legal actions have involved, for example, commercial, intellectual property, securities, and employment matters. We believe that we have meritorious defenses against the claims currently asserted against us and intend to defend them vigorously. However, the outcome of legal actions is inherently uncertain, and we cannot be sure that we will prevail in our defense of claims currently asserted against us.

In addition to legal actions to which we are a party, we may be required under the separation agreement to indemnify Applied Biosystems for damages, costs and other liabilities incurred by Applied Biosystems relating to existing and future lawsuits, arbitrations, investigations, and other legal actions to which Applied Biosystems is or may become a party, to the extent related to our business. For more information, see the sections entitled “Risk Factors – Applied Biosystems is subject to a class action lawsuit relating to its 2000 offering of shares of Celera Group tracking stock that may result in liabilities for which we have agreed to indemnify Applied Biosystems,” “Risk Factors – Our separation agreement with Applied Biosystems requires us to indemnify Applied Biosystems for specified liabilities, including liabilities relating to the Celera business, specified litigation and one-half of any liabilities resulting from the split-off” and “Item 13- Our Relationship with Applied Biosystems Following the Split-Off.”

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Prior to July 1, 2008, we were a wholly owned business segment of Applied Biosystems, formerly known as Applera. Since 1999, the relative performance of Celera has been reflected by the Celera Group tracking stock, a class of common stock of Applied Biosystems.

On May 8, 2008, Applied Biosystems’ Board of Directors approved the split-off of the Celera Group into an independent company. The split-off was effective on July 1, 2008, when each holder of Celera Group tracking stock received one share of Celera Corporation common stock. Celera Corporation common stock is listed on The NASDAQ Stock Market under the symbol “CRA.”

On August 29, 2008, there were 4,808 registered holders of record of our common stock, based on information obtained from the Company’s transfer agent.

Dividends

We do not anticipate paying any dividends on our common stock in the foreseeable future because we expect to retain our earnings for use in the operation and expansion of our business. The payment and amount of dividends, if any, will be subject to the discretion of our Board of Directors and will depend, among other things, on our financial condition, results of operations, cash requirements, future prospects and other factors that may be considered relevant by our Board of Directors.

Related Stockholder Matters

Our common stock commenced trading on July 1, 2008. There were no securities authorized for issuance under equity compensation plans at June 30, 2008, and no sales of unregistered securities were made during the fiscal year then ended.

Uses of Proceeds From Registered Securities

No proceeds were received following the filing of our Form S-1 Registration Statement with the SEC on June 19, 2008.

ITEM 6.	SELECTED FINANCIAL DATA

The table below presents selected historical combined financial information of Celera Corporation, which has been adjusted to show our historical financial condition and results of operations as though we were a separate company as of the dates and for the periods presented. We have derived the selected historical statements of financial position information as of June 30, 2008 and 2007 and the statements of operations data for the fiscal years ended June 30, 2008, 2007 and 2006 from our audited financial statements included in this Form 10-K. We have derived the selected historical statements of financial position information as of June 30, 2006 and the statements of operations data for the fiscal year ended June 30, 2005 from our audited financial statements included in our Form S-1 Registration Statement filed with the SEC on June 19, 2008. Those financial statements have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. The statements of financial position data as of June 30, 2005 and 2004 and the statements of operations data for the fiscal year ended June 30, 2004 have been derived from historical unaudited financial information. The information in the following table is derived from the combined financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, consistently applied, except for the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment which were adopted as of July 1, 2005, as discussed in Note 1 to our combined financial statements and the provisions of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, which were adopted as of July 1, 2007, as discussed in Note 4 to our combined financial statements. You should read this selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our combined financial statements and related notes included elsewhere in this annual report on Form 10-K.

	Fiscal years ended June 30,
(Dollar amounts in thousands except per share amounts)	2008	2007	2006	2005	2004
Financial operations
Net revenues	$138,668	$43,371	$46,207	$66,527	$96,828
Net loss	(104,064)	(20,626)	(63,573)	(77,980)	(58,340)
Unaudited pro forma net loss per share
Basic and diluted	$(1.31)

Other information
Cash, cash equivalents and short-term investments	$335,044	$564,819	$573,431	$672,446	$748,701
Total assets	677,357	782,705	789,989	920,652	1,058,023

A number of items, shown below, impact the comparability of our data from operations. All amounts are pre-tax, with the exception of the tax items. Refer to Note 2 to our combined financial statements for additional information on events impacting comparability.

	Fiscal years ended June 30,
(Dollar amounts in millions)	2008	2007	2006	2005	2004
Revenue from sales of small molecule programs	$—	$2.5	$8.6	$—	$—
Amortization of purchased intangible assets	(7.1)	—	(1.1)	(2.9)	(2.9)
Employee-related charges, asset impairments and other	(7.0)	(10.3)	(26.2)	(2.6)	(18.1)
Legal settlements	1.1	2.4	(0.7)	—	—
(Loss) gain on investments	(3.1)	—	7.6	—	24.8
Tax items	(92.3)	1.4	—	2.2	—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussion of Operations

The purpose of the following management’s discussion and analysis is to provide an overview of the business of Celera to help facilitate an understanding of significant factors influencing our historical operating results, financial condition, and cash flows and also to convey our expectations of the potential impact of known trends, events, or uncertainties that may impact our future results. You should read this discussion in conjunction with our combined financial statements and related notes. Historical results and percentage relationships are not necessarily indicative of operating results for future periods. We have reclassified some prior year amounts for comparative purposes.

Business Overview

We are a diagnostics business that delivers personalized disease management through a combination of products and services incorporating proprietary discoveries. Berkeley HeartLab, Inc., or BHL, our recently acquired subsidiary, offers clinical laboratory testing services to characterize cardiovascular disease risk and improve patient management. We also oversee the commercialization of a wide range of molecular diagnostic products through our strategic alliance with Abbott Laboratories, which began in June 2002, and have licensed our diagnostic technologies to clinical laboratories to provide personalized disease management in cancer and liver diseases. The term of the strategic alliance agreement runs until June 2017, subject to the termination provisions contained in the agreement. Since we commenced operations in fiscal 1996, we have evolved from a business focused on the discovery and distribution of genomic information based on our work in sequencing the human genome to a diagnostics business focused on personalized disease management. On July 25, 2008, our Board of Directors approved a change of the Company’s fiscal year from a June 30 fiscal year-end to a 52- to 53-week fiscal year generally ending on the last Saturday in December. Results of the transition period, which will end on December 27, 2008, are expected to be reported on Form 10-K.

Our operations are primarily in the U.S., except for the products sold globally by Abbott through our alliance. We operated as one segment through December 31, 2007. We reorganized our business in January 2008 and now operate through three reporting segments, a clinical laboratory testing service business (Lab Services), a products business (Products), and a segment which includes other activities under corporate management (Corporate). Our Lab Services business, conducted through BHL, offers a broad portfolio of clinical laboratory tests and disease management services to help healthcare providers improve cardiovascular disease treatment regimens for their patients. Our Products business develops, manufactures and oversees the commercialization of molecular diagnostic products, most of which are commercialized through our relationship with Abbott Molecular, a subsidiary of Abbott Laboratories. Our Corporate segment includes revenues from royalties, licenses, funded collaborations and milestone payments related to the licensing of certain intellectual property and from the sale of our former small molecule and proteomic programs. Our Corporate segment also includes corporate and shared general and administrative functions, centrally managed research and business development activities.

Split-Off and Relationship with Applied Biosystems

Historically, we have operated as a reporting unit of Applied Biosystems, formerly known as Applera, and not as a stand-alone company. Applied Biosystems was the successor to The Perkin-Elmer Corporation, as a result of a recapitalization completed in May 1999. As part of the recapitalization, Applied Biosystems established the following two classes of common stock, sometimes referred to as tracking stocks, that were intended to reflect separately the relative performance of Applied Biosystems’ two businesses:

•	Applied Biosystems Group Common Stock (Applied Biosystems stock) that was intended to reflect the relative performance of the Applied Biosystems Group; and

•

Celera Group Common Stock (Celera stock) that was intended to reflect the relative performance of the Celera Genomics Group, which was renamed the Celera Group in 2006 to better reflect the focus and business strategy of the group.

On July 1, 2008, Applied Biosystems separated its Celera Group from Applied Biosystems’ remaining businesses by means of a redemption of each outstanding share of Celera Group tracking stock in exchange for one share of common stock of the Company. Upon the separation, we held all of the businesses, assets and liabilities attributed to the Celera Group and became an independent, publicly-traded company. Our common stock began trading on The NASDAQ Stock Market on July 1, 2008.

The members of our Board of Directors are Richard H. Ayers, Jean-Luc Bélingard, William G. Green, Gail K. Naughton, Ph.D., Kathy Ordoñez, Peter Barton Hutt, and Bennett M. Shapiro, M.D. William G. Green has been elected non-executive Chairman of the Board.

We historically have received substantial management and administrative services from Applied Biosystems, and we have engaged in some related party transactions with Applied Biosystems. The combined financial statements include allocations of these corporate expenses. Prior to the split-off, we also benefited from free access to all of Applied Biosystems’ technology and know-how and license agreements that Applied Biosystems had entered into with third parties related to intellectual property.

Although we are now an independent public company, we continue to have contractual and commercial relationships with Applied Biosystems. We entered into a separation agreement and several related agreements with Applied Biosystems in connection with the split-off. These agreements govern our relationship with Applied Biosystems after the split-off and provide for the allocation of employee benefit, tax and certain other liabilities and obligations attributable to periods before the split-off. These agreements also include arrangements with respect to intellectual property, interim services and a number of ongoing commercial relationships. Refer to Item 13 of this annual report on Form 10-K for further information.

Basis of Presentation

Prior to the split-off, we were a reportable segment of Applied Biosystems, and our financial information was included in Applied Biosystems’ consolidated financial information. Our combined financial statements and related disclosures were prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. All significant intracompany transactions and balances have been eliminated in combination. The combined financial statements include the accounts or assets of Applied Biosystems specifically attributed to us using the historical basis of assets and liabilities of the Celera business and differ from Applied Biosystems’ segment disclosures for the Celera Group under SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. The primary differences between Applied Biosystems’ presentation of the Celera Group’s statements of financial position and the presentation in these combined financial statements are in other current and long-term assets and long-term liabilities, in particular, relating to Applied Biosystems’ non-qualified retirement plans and income tax items, since Applied Biosystems discloses the Celera Group’s results through its management approach under SFAS No. 131.

From April 2001 through December 31, 2005, Applied Biosystems operated a diagnostics business known as Celera Diagnostics. This business was a 50/50 joint venture between the Celera Group and Applied Biosystems. Effective January 1, 2006, we acquired the Applied Biosystems Group’s 50 percent interest in the Celera Diagnostics joint venture. The combined financial statements include Celera Diagnostics as 100 percent owned by Celera in all periods presented.

Other Business Developments

In July 2008, BHL broadly launched its laboratory-developed KIF6 test as part of the service portfolio that is offered to its physician base. This follows the completion on July 18 of a successful trial market that began in March when BHL started offering the test to a target group of physicians. Uptake of the KIF6 test in this trial market was strong and outperformed all previous trial markets of new tests conducted by BHL. Nearly 15,000 KIF6 tests were requested through BHL during the trial market, which was successful in refining the price and key positioning for the KIF6 test, along with its expected reimbursement. Published studies have shown that untreated carriers of the risk form of the KIF6 gene have up to 55 percent increased risk for coronary heart disease, which can be substantially reduced by statin therapy.

Also in July, Celera’s ViroSeq® HIV-1 Genotyping System software v2.8 was cleared by the FDA. This software is used in conjunction with the ViroSeq™ HIV-1 Genotyping System, which is intended for use in detecting HIV mutations that confer resistance to specific types of antiretroviral drugs as an aid in monitoring and treating HIV infection. Two new drugs, INTELENCE™ (etravirine) and PREZISTA™ (darunavir) from Tibotec Therapeutics, a division of Ortho Biotech Products, L.P., are included in the revised drug resistance algorithm included in the v2.8 software.

Also in July, Abbott disclosed that it had received a CE Mark for an HCV genotyping assay, further expanding the infectious disease menu on the m2000TM system sold through its alliance with us, and that clinical trials for HCV and HBV assays performed on the m2000TM system are ongoing. Abbott also reported that it had received 510(k) clearance from the FDA for the Chlamydia and Gonorrhea assays performed on the m2000TM system.

In April 2008, Celera and Abbott were awarded a bone marrow registry tender by the French National Blood Service, or Etablissement Français du Sang, for high resolution HLA typing using Celera’s HLA sequenced-based testing products. The term of the award is for three years and is effective immediately. It is anticipated that approximately 45,000 individuals will be tested over the coming three years, with each one tested over multiple loci for registry requirements, representing approximately 200,000 HLA tests performed on these repository samples. HLA sequenced-based testing is part of the Atria Genetics product portfolio that was acquired by Celera in October 2007, and now is a part of Celera’s product business.

Also in April, we granted a two year exclusive license agreement to Merck & Co., Inc. providing Merck with access to up to ten cancer targets for the development of RNA interference-based therapeutics.

In January 2008, the United States Court of Appeals for the Federal Circuit vacated the permanent injunction granted by the lower court for Innogenetics N.V., Ghent, Belgium against Abbott in selling hepatitis C virus, or HCV, genotyping products. Since the jury’s damage award included an upfront entry fee, the Court remanded to the lower court to determine the terms of a compulsory license for Abbott’s future sales. In addition, the Court remanded for a new trial on the validity of the Innogenetics patent in view of a prior-issued patent. Innogenetics did not name Celera as a party in this lawsuit, but we have an interest in these products and in the outcome of the litigation because the products are manufactured by us and sold through our alliance with Abbott. In September 2006, a jury rendered a verdict against Abbott and awarded $7 million in monetary damages to Innogenetics. We agreed to share equally the cost of this litigation, including these damages, with Abbott and, therefore, recorded a pre-tax charge of $3.5 million in the first quarter of fiscal 2007 for our estimated share of the damage award. In April 2008, Abbott and Innogenetics settled the patent infringement suit, and we recorded an additional pre-tax charge of $0.6 million in the third quarter of fiscal 2008. In the fourth quarter of fiscal 2008, we recorded a pre-tax benefit of $0.2 million for a reduction in litigation costs. The total costs incurred by us, including the initial pre-tax charge of $3.5 million recorded in fiscal 2007, were $3.9 million. In addition, through June 30, 2008, we recorded $2.9 million of legal fees in operating expenses associated with this litigation, $0.4 million of which were recorded in fiscal 2008.

In October 2007, we acquired substantially all of the assets of Atria for $33.3 million in cash, including transaction costs. Atria has a line of human leukocyte antigen molecular diagnostic testing products that are used for identifying potential donors in the matching process for bone marrow transplantation. The cash expenditure for this acquisition was funded by available cash.

Also in October, we completed the acquisition of BHL for $193.2 million in cash, including transaction costs. BHL is a cardiovascular healthcare company with a broad portfolio of clinical laboratory tests and disease management services focused on individuals with cardiovascular disease or lipid or metabolic disorders. The cash expenditure for this acquisition was funded by available cash.

In September 2007, we entered into agreements with Siemens Medical Solutions Diagnostics which included a license conferring rights in the human in vitro diagnostics field to the Applied Biosystem patents for real time PCR thermal cycling instruments and reagents. Under the agreements, Siemens is expected to make up to $24 million in payments over 10 quarters, and potentially additional future royalties, to Celera for these rights.

Also in September, we recorded a milestone payment from Merck in recognition of Merck’s advancement of odanacatib (formerly MK-0822), an orally available highly selective inhibitor of the cathepsin K enzyme, into a Phase III clinical trial as a potential treatment for osteoporosis. If this candidate or others developed under the cathepsin K collaboration are advanced further toward commercialization, we will potentially receive additional milestone payments and royalties from Merck on net sales of products developed under the collaboration.

Also in September, we entered into a research collaboration with Merck & Co., Inc. to develop biomarker and pharmacogenomic tests for cancer patients. Under the terms of the agreement, we will evaluate the use of certain gene expression profiles identified by Merck with the goal of developing diagnostic predictors for use in Merck’s clinical trials and to potentially form the basis for commercial companion diagnostic tests for oncology therapies.

Also in September, we received notification from the FDA that our Cystic Fibrosis Genotyping Assay had been cleared for marketing in the U.S.

In August 2007, Abbott received a supplemental Premarket Approval from the FDA for its recently introduced Real-TimeTM HIV-1 viral load test. The approval allows Abbott to market a number of enhancements to the test, including a new design feature that gives laboratories the flexibility to perform HIV-1 viral load tests with smaller amounts of blood plasma.

Changes to Previously Announced Results for the Fourth Quarter and Fiscal Year-Ended June 30, 2008

On July 23, 2008, we announced our results for the fourth quarter and fiscal year ended June 30, 2008. Subsequent to that date, we recorded a reduction of $0.7 million to royalty, licenses and milestones revenues, and a corresponding income tax benefit of $0.2 million, for the fourth quarter and fiscal year ended June 30, 2008, as a result of supplemental information received from a licensee. Also, we adjusted the provision for income taxes for the fourth quarter and fiscal year ended June 30, 2008 to include an additional $0.4 million to establish a valuation allowance against the deferred tax asset arising from the transfer of pension assets to us from Applied Biosystems as a result of the split-off.

Net loss for the fourth quarter and fiscal year ended June 30, 2008 was increased by $0.9 million from $96.8 million and $103.2 million, to $97.7 million and $104.1 million, respectively. Pro forma basic and diluted loss per share for the fourth quarter ended June 30, 2008 increased by $0.01 from $1.21 to $1.22. Pro forma basic and diluted loss per share for the fiscal year ended June 30, 2008 increased by $0.01 from $1.30 to $1.31.

Critical Accounting Estimates

Our combined financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. In preparing these statements, we are required to use estimates and assumptions. While we believe we have considered all available information, actual results could affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. We believe that, of the significant accounting policies discussed in Note 1 to our combined financial statements, the following accounting policies require our most difficult, subjective or complex judgment:

•	Revenues and Accounts Receivable;

•	Asset Impairment;

•	Income Taxes;

•	Share-Based Compensation;

•	Allocation of Applied Biosystems Corporate Expenses; and

•	Allocation of Purchase Price to Acquired Assets and Liabilities in Business Combinations.

Revenues and Accounts Receivable

The following describes only the areas that are most subject to our judgment. Refer to Note 1 to our combined financial statements for a more detailed discussion of our revenue recognition policy.

In the normal course of business, we enter into arrangements whereby revenues are derived from multiple deliverables. In these revenue arrangements, we record revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition and Emerging Issues Task Force Consensus Issue 00-21, Revenue Arrangements with Multiple Deliverables, and related pronouncements. In these revenue arrangements, we record revenue as the separate elements are delivered to the customer if the delivered item is determined to represent a separate earnings process, there is objective and reliable evidence of the fair value of the undelivered item, and delivery or performance of the undelivered item is probable and substantially in our control. Revenues from multiple-element arrangements involving license fees, up-front payments and milestone payments, which are received and/or billable in connection with other rights and services that represent our continuing obligations, are deferred until all of the multiple elements have been delivered or until objective and verifiable evidence of the fair value of the undelivered elements has been established. We determine the fair value of each element in multiple-element arrangements based on the prices charged when the similar elements are sold separately to third parties. If objective and verifiable evidence of fair value of all undelivered elements exists but objective and verifiable evidence of fair value does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the revenues from delivered elements are not recognized until the fair value of the undelivered element or elements has been determined. Contract interpretation is normally required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and if so, how the price should be allocated among the deliverable elements, when to begin to recognize revenue for each element, and the period over which revenue should be recognized.

A portion of our net revenues include patient test service revenues associated with BHL’s operations. We recognize the majority of patient test service revenues on completion of the testing process and when the test results are sent to the ordering healthcare provider. The remainder of this revenue is deferred and recognized over the period when disease management services are available to the patient. Billings for services reimbursed by third-party payors, including Medicare, are recorded net of allowances for differences between amounts billed and the estimated receipts from such payors. These allowances are determined based on historical activity. Since the acquisition date through June 30, 2008, revenue from Medicare patients represented approximately 39 percent of the total BHL patient test service revenues. Payment arrangements with third parties, such as Medicare and some insurance companies, include predetermined reimbursement rates for patient tests. Adjustments to the estimated receipts, based on final settlement with the third-party payors, including Medicare, are recorded in revenue on settlement.

Our reported net product revenues include our product sales to Abbott and equalization payments we receive from Abbott resulting from our profit and loss sharing arrangement (see Note 14 to our combined financial statements for a description of the Abbott alliance agreement). Costs associated with our product sales to Abbott are included in cost of sales. End-user sales to third parties are recognized by Abbott. Research and development and administrative costs incurred by us in connection with the Abbott alliance are presented on a gross basis in our combined statements of operations. All revenues, costs and expenses of the alliance are shared equally by both parties. At the end of each reporting period, the two companies compare a statement of revenues and expenses for alliance activities recorded by each party. A calculation is made to determine the amount that needs to be paid to evenly split both the revenue and expenses. This payment to us is referred to as the equalization payment and we record it as revenue. The timing and nature of equalization payments can lead to fluctuations in both reported revenues and gross margins from period to period due to changes in end-user sales of alliance products and differences in relative operating expenses between the alliance partners.

We recognize royalty revenues when earned over the term of the agreement in exchange for the grant of licenses to use our products or some technologies for which we hold patent rights. We recognize revenue for estimates of royalties earned during the applicable period, based on management’s best estimate, which takes into account historical activity, and make revisions for actual royalties received in the following quarter. Historically, these revisions have not been material to our combined financial statements. For those arrangements where royalties cannot be reasonably estimated, we recognize revenue on the receipt of cash or royalty statements from our licensees.

We have an established process to estimate and review the collectibility of our receivables. Bad debt expense is recorded in SG&A expenses as a percentage of aged accounts receivable considered necessary to maintain an appropriate level of allowance for doubtful accounts. Receivables are reserved based on their respective aging categories. Our process for determining the appropriate level of the allowance for doubtful accounts involves judgment, and considers the age of the underlying receivables, type of payor, historical and projected collection experience, current economic and business conditions, and other external factors that could affect the collectibility of our receivables. The allowance for doubtful accounts is reviewed for adequacy, at a minimum, on a quarterly basis. An account is written-off against the allowance for doubtful accounts when reasonable collection efforts have been unsuccessful and it is probable the receivable will not be recovered or the account has been transferred to a third party collection agency.

Asset Impairment

Inventory

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Reserves for obsolescence and excess inventory are provided based on historical experience and estimates of future product demand. If actual demand is less favorable than our estimates, inventory write-downs may be required.

Investments

Publicly traded minority equity investments are recorded at fair value, with the difference between cost and fair value recorded to other comprehensive income (loss) within allocated net worth. When the fair values of these investments decline below cost, and the decline is viewed as other-than-temporary, the cost basis is written-down to fair value, which becomes the new cost basis, and the write-down is included in current earnings. We determine whether a decline in fair value is other-than-temporary based on the extent to which cost exceeds fair value, the duration of the market decline, the intent to hold the investment, and the financial health of, and specific prospects for, the investee.

Long-lived assets, including goodwill

We test goodwill for impairment using a fair value approach at the reporting unit level annually, or earlier if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A reporting unit can be an operating segment or a business if discrete financial information is prepared and reviewed by management. Under the impairment test, if a reporting unit’s carrying amount exceeds its estimated fair value, goodwill impairment is recognized to the extent that the reporting unit’s carrying amount of goodwill exceeds the implied fair value of the goodwill. We may be required to record an impairment charge in the future for adverse changes in market conditions or poor operating results of a reporting unit.

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events which could trigger an impairment review include, among others, a decrease in the market value of an asset, the asset’s inability to generate income from operations and positive cash flow in future periods, a decision to change the manner in which an asset is used, a physical change to the asset or a change in business climate. We calculate estimated future undiscounted cash flows, before interest and taxes, resulting from the use of the asset and its estimated value at disposal and compare it to its carrying value in determining whether impairment potentially exists. If a potential impairment exists, a calculation is performed to determine the fair value of the long-lived asset. This calculation is based on a valuation model and discount rate commensurate with the risks involved. Third party appraised values may also be used in determining whether impairment potentially exists.

Income Taxes

Deferred taxes represent the difference between the tax bases of assets or liabilities, calculated under tax laws, and the reported amounts in our combined financial statements. Deferred tax assets include items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded the tax benefit in our combined statements of operations or items that have already been included in our tax return income but have yet to be recorded as income in our combined statements of operations. We record a valuation allowance against deferred tax assets if it is more likely than not that we will not be able to utilize these assets to offset future taxes. We determine if a valuation allowance is necessary based on estimates of future taxable profits and losses, tax planning strategies and other positive and negative evidence.

The provisions for taxes were determined using the asset and liability approach prescribed by SFAS No. 109, Accounting for Income Taxes. We have historically been included in the consolidated return of Applied Biosystems. We recorded federal income tax provisions based on Applied Biosystems’ consolidated return approach taking into account our relative contribution (positive or negative) to Applied Biosystems’ consolidated federal taxable income, tax liability, and tax credit positions. Prior to fiscal 2008, we recorded tax benefits for tax assets that can be used in the current or future periods based on Applied Biosystems’ consolidated return approach. Existing tax benefits we acquired in a business combination that are used on an Applied Biosystems consolidated basis are reimbursed to us. Tax benefits generated by us commencing July 1, 1998, which could be used on a consolidated basis, were reimbursed by the Applied Biosystems Group to the Celera Group up to a limit of $75 million.

Under the Celera Diagnostics joint venture agreement, which was restructured during fiscal 2006 (refer to Note 14 to our combined financial statements), the Applied Biosystems Group reimbursed us for federal tax benefits generated by Celera Diagnostics to the extent these tax benefits were used by the Applied Biosystems Group. These tax benefits were not subject to the $75 million limit described above. The amounts used by the Applied Biosystems Group that were not reimbursed to us were recorded to allocated net worth of each group.

Applied Biosystems, depending on the tax laws of the respective jurisdictions, files state and local income taxes on either a separate, consolidated, or combined basis. We record state and local income tax provisions and related tax payments or refunds based on our contributions to state or local tax liabilities on a separate return basis. However, deferred tax assets determined on a separate return basis that are utilized on Applied Biosystems’ consolidated or combined returns due to the income of other members of the consolidated or combined group are eliminated from the deferred tax accounts through our net worth. Therefore, the state deferred tax attributes, as reported, reflect those that are available for carryforward on returns as filed.

We regularly assess the likelihood of tax adjustments in each of the tax jurisdictions in which we have operations and account for the related financial statement implications. Determining an appropriate level of tax reserves requires us to exercise judgment regarding the uncertain application of tax law. In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which supplements SFAS No. 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires a two-step approach under which the tax effect of a position is recognized only if it is “more-likely-than-not” to be sustained and the amount of the tax benefit recognized is equal to the largest tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement of the tax position. This is a different standard for recognition than the approach previously required. Both approaches require us to exercise considerable judgment and estimates are inherent in both processes. We adopted the provisions of FIN 48 as of July 1, 2007. As a result of our adoption of FIN 48 in the first quarter of fiscal 2008, we recognized a decrease of $37.6 million to our opening accumulated net loss relating to our uncertain tax positions. In the fourth quarter of fiscal 2008, the adjustment to our opening net loss relating to uncertain tax positions was reduced by $2.7 million to $34.9 million (refer to Note 4 to our combined financial statements).

Share-Based Compensation

For all periods presented, we did not have any stock option, restricted stock or restricted stock unit plans authorized, nor were any stock options outstanding. However, our employees, as part of Applied Biosystems, were granted stock options, restricted stock and restricted stock units related to our stock. Under Applied Biosystems’ share-based compensation plans, Celera stock options, restricted stock and restricted stock units were issued. Applied Biosystems also sponsored an employee stock purchase plan for Celera stock. Refer to Note 7 to our combined financial statements for further information.

Effective July 1, 2005, Applied Biosystems adopted the provisions of SFAS No. 123, Share-Based Payment (revised 2004) for all of its share-based compensation plans. SFAS No. 123R requires entities to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Applied Biosystems adopted SFAS No. 123R using the modified prospective method of transition. This method requires the provisions of SFAS No. 123R to be applied to new awards from and after the date of adoption and to any awards that were unvested as of the date of adoption, but did not require prior periods to be restated. We recognize compensation expense for our stock option and restricted stock plans, on a straight-line basis over the requisite service period for the entire grant. The expense associated with our employee stock purchase plans is recognized as costs are incurred.

The fair value of our stock options is estimated using the Black-Scholes option pricing model, which was developed for use in estimating the value of freely-traded options that have no vesting restrictions and are fully transferable. Similar to other option pricing models, this model requires the input of highly-subjective assumptions, including the stock price volatility. Our stock options have characteristics significantly different from traded options, and changes in the input assumptions can materially affect the fair value estimates.

The expected term of our stock options is determined based on historical exercise patterns, which factor in the historical weighted average holding period from grant date to settlement date and from vest date to exercise date. The historical exercise patterns are used to project future settlement of outstanding stock options. The forfeiture assumption rates are also based on historical experience.

The expected volatility over the expected term is determined based on the historical volatility of our stock. In addition, a mean reversion analysis is used, which is believed to provide a better estimate of current and future volatility rate expectations for our stock.

Allocation of Applied Biosystems Corporate Expenses

Applied Biosystems has historically allocated corporate costs relating to general, administrative and shared service activities to its business units using a proportional cost allocation methodology, as discussed below. These services have included executive management, legal, risk management, cash management, human resources (including benefits), tax compliance, accounting, information technology, investor relations, external reporting, internal audit and services relating to Applied Biosystems’ Board of Directors.

Costs associated with specific services provided are determined based on actual usage, transactions processed or estimated proportionate effort. Where costs could not practically be determined by specific utilization, these costs were primarily allocated based on head count, total expenses and revenues attributed to us.

We believe the allocations included in our combined financial statements are reasonable and have been consistently applied. Although these allocated costs may not be indicative of the actual costs we will incur in the future, we do not believe they will differ materially from costs we expect to incur as a separate, stand-alone entity.

Allocation of Purchase Price to Acquired Assets and Liabilities in Business Combinations

The cost of an acquired business is assigned to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values at the date of acquisition. We assess fair value using a variety of methods, which may include the use of independent appraisers, present value models, and estimation of current selling prices and replacement values. Amounts recorded as intangible assets are based on assumptions and estimates regarding the amount and timing of projected revenues and costs, appropriate risk-adjusted discount rates, as well as assessing the competition’s ability to commercialize products before we can. Also, on acquisition, we determine the estimated economic lives of the acquired intangible assets for amortization purposes. Actual results may vary from projected results.

Events Impacting Comparability

We are providing the following information on some actions taken by us or events that occurred for the last three fiscal years ended June 30. We describe the effect of these items on our reported earnings for the purpose of providing you with a better understanding of our on-going operations. You should consider these items when making comparisons to past performance and assessing prospects for future results.

Income (charge) (Dollar amounts in millions)	2008	2007	2006

Severance and benefit costs	$(2.1)	$(0.5)	$(12.8)
Gain on asset disposal (asset impairment), net	0.1	(6.8)	(9.8)
Excess lease space	(0.9)	—	(1.2)
Costs associated with the split-off from Applied Biosystems	(3.7)	—	—
Other charges	(0.4)	(3.6)	(2.6)
Reversal of previously established accruals	—	0.6	0.2

Total employee-related charges, asset impairments and other	$(7.0)	$(10.3)	$(26.2)

Other events impacting comparability:
Revenue from sales of small molecule programs	$—	$2.5	$8.6
Amortization of purchased intangible assets	(7.1)	—	(1.1)
Legal settlements	1.1	2.4	(0.7)
(Loss) gain on investments	(3.1)	—	7.6
Tax items	(92.3)	1.4	—

Employee-Related Charges, Asset Impairments and Other

The following items have been recorded in the Combined Statements of Operations in employee-related charges, asset impairments and other, except as noted.

Fiscal 2008

During fiscal 2008, we recorded a pre-tax charge of $1.3 million for severance costs for approximately 30 employees. All of the affected employees were notified by March 31, 2008, and are expected to be terminated by the end of September 2008. During fiscal 2008, net cash payments of $1.0 million were made related to this charge. Cash expenditures were funded by available cash. The remaining cash expenditures of $0.3 million are expected to be paid by the end of March 2009. This charge resulted from the realigning of the Company’s R&D resources and other activities in line with its current business activities.

Also during fiscal 2008, we recorded pre-tax severance and excess lease charges of $0.8 million and $0.9 million, respectively, related to a reduction in our proteomic-based activities. These charges were in addition to a charge recorded in the fourth quarter of fiscal 2007, as described below. The severance related to costs for approximately 20 employees. These charges were partially offset by a gain of $0.4 million from the disposal of equipment related to proteomic-based activities. All of the affected employees were notified by October 31, 2007, and were terminated by the end of the fourth quarter of fiscal 2008. During fiscal 2008, we made net cash payments of $0.7 million related to the severance charge and $0.2 million related to the excess lease space charge. Cash expenditures were funded by available cash. The remaining cash expenditures of $0.1 million for the severance charge are expected to be paid by the end of December 2008. The excess lease space charge represented the estimated cost of excess lease space less estimated future sublease income on a facility. The remaining cash expenditures of $0.7 million for the excess lease space charge are expected to be paid through April 2010. These charges resulted from our desire to improve our financial results, in part by lowering operating expenses.

In fiscal 2008, we also recorded pre-tax charges of $3.7 million, $2.6 million of which was recorded in the fourth quarter of 2008, primarily for professional fees related to our separation from Applied Biosystems. Also during the fourth quarter of fiscal 2008, we recorded a pre-tax charge of $0.3 million for the write-down of the carrying amount of an owned facility that was impaired initially in fiscal 2006 and a pre-tax charge of $0.6 million partially offset by a reduction of $0.2 million in the fourth quarter of fiscal 2008 related to the patent infringement suit with Innogenetics N.V. for which the original charge was recorded in fiscal 2007. Details of the original charges incurred for these items in fiscal 2007 and 2006 are discussed below.

Fiscal 2007

During the fourth quarter of fiscal 2007, we recorded a pre-tax charge of $0.5 million for severance costs for approximately 20 employees. The charge resulted from a reduction in the Company’s proteomics-based activities. All of the affected employees were notified as of June 30, 2007, and were terminated by October 31, 2007. All cash expenditures related to this charge had been disbursed by the end of fiscal 2008. Cash expenditures were funded by available cash.

Also during fiscal 2007, we recorded a pre-tax charge of $6.3 million, which was primarily comprised of $6.8 million of pre-tax charges for the write-down of the carrying amount of an owned facility that was impaired initially in fiscal 2006, partially offset by a pre-tax benefit of $0.6 million for a reduction in anticipated employee-related costs associated with severance and benefit charges recorded in fiscal 2006, as further discussed below.

During fiscal 2007, we recorded a pre-tax charge of $3.5 million for our estimated share of a damage award in continuing litigation between Abbott, our alliance partner, and Innogenetics N.V. In September 2006, a jury found that the sale of Hepatitis C virus, or HCV, genotyping analyte specific reagents, or ASRs, products by Abbott willfully infringed a U.S. patent owned by Innogenetics and awarded Innogenetics $7.0 million in damages. In January 2007, the U.S. District Court for the Western District of Wisconsin ruled in favor of Innogenetics’ request for a permanent injunction, and ordered Abbott to withdraw its products from the market. The Court also reversed the jury verdict of willful infringement and ruled that Abbott did not willfully infringe Innogenetics’ patent and denied Innogenetics’ request for enhanced damages and attorneys’ fees. Innogenetics did not name Celera as a party in this lawsuit, but we have an interest in these products and in the outcome of the litigation because the enjoined products are manufactured by us and sold through our alliance with Abbott. Also, as these products are part of our alliance with Abbott, we agreed to share equally the cost of this litigation, including the damage award described above. Abbott appealed the judgment. On January 17, 2008, the United States Court of Appeals for the Federal Circuit vacated the permanent injunction granted by the lower court for Innogenetics against Abbott in selling HCV genotyping products. Since the jury’s damage award included an upfront entry fee, the Court remanded to the lower court to determine the terms of a compulsory license for Abbott’s future sales. In addition, the Court remanded for a new trial on the validity of the Innogenetics patent in view of a prior-issued patent. The Court also affirmed the judgment of infringement and the judgment of no willful infringement. In April 2008, Abbott and Innogenetics settled the patent infringement suit and we recorded an additional pre-tax charge of $0.6 million in the third quarter of fiscal 2008. In the fourth quarter of fiscal 2008, we recorded a pre-tax benefit of $0.2 million for a reduction in the litigation charge. The total costs incurred by us, including the initial pre-tax charge of $3.5 million recorded in fiscal 2007, were $3.9 million. In addition, through June 30, 2008, we recorded $2.9 million of legal fees in operating expenses associated with this litigation, $0.4 million of which were recorded in fiscal 2008.

Fiscal 2006

During fiscal 2006, we recorded pre-tax charges related to our decision to exit our small molecule drug discovery and development programs and the integration of Celera Diagnostics into Celera. These charges consisted of the following components:

(Dollar amounts in millions)	Employee- Related Charges	Asset Impairments	Excess Lease Space	Other Disposal Costs	Total
Total charges	$12.8	$9.8	$1.2	$2.6	$26.4
Cash payments	7.9	—	0.2	2.4	10.5
Non-cash activity	—	9.3	—	0.2	9.5

Balance at June 30, 2006	4.9	0.5	1.0	—	6.4
Additional charge	—	6.8	—	—	6.8
Non-cash activity	—	6.8	—	—	6.8
Cash payments	4.2	—	0.7	—	4.9
Reversal of previously established accruals	0.6	—	—	—	0.6

Balance at June 30, 2007	0.1	0.5	0.3	—	0.9
Additional charge	—	0.3	—	—	0.3
Non-cash activity	—	0.3	—	—	0.3
Cash payments	0.1	—	—	—	0.1

Balance at June 30, 2008	$—	$0.5	$0.3	$—	$0.8

The employee-related charges were severance costs primarily for staff reductions in small molecule drug discovery and development. As of March 31, 2006, all of the affected employees had been notified and by September 30, 2006, all had been terminated. In fiscal 2007, we recorded a pre-tax benefit of $0.6 million for a reduction in anticipated employee-related costs associated with the severance and benefit charges recorded in fiscal 2006. The asset impairment charges primarily related to a write-down of the carrying amount of an owned facility to its then estimated current market value less estimated selling costs, as well as write-offs of leasehold improvements and equipment. This facility was reclassified into assets held for sale in fiscal 2006. In fiscal 2007, we recorded additional pre-tax charges of $6.8 million to write-down the carrying amount of this facility. In the fourth quarter of fiscal 2008, we recorded an additional pre-tax charge of $0.3 million to write-down the carrying amount of this facility. The estimates of market value for this facility were based on third-party appraisals. Cash expenditures for these charges were funded by available cash. The remaining required cash expenditures related to these charges are expected to be disbursed by June 30, 2009.

Fiscal 2005

During fiscal 2005, we recorded pre-tax charges totaling $4.5 million related to our decision to discontinue promotion of products and operations of Paracel Inc., a business we acquired in fiscal 2000. All cash payments related to employee terminations had been made as of June 30, 2006. During fiscal 2008, we made net cash payments of $0.9 million related to excess lease space. The cash expenditures were funded by available cash. The remaining net cash expenditures related to this excess lease space of approximately $2.0 million are expected to be disbursed by June 30, 2011.

Other Events Impacting Comparability

Revenue from sales of small molecule programs

In fiscal 2007, we recorded $2.5 million in net revenues from the sale of a small molecule drug discovery and development program to Schering AG. We had recorded an initial $2.5 million in fiscal 2006 when the agreement for the sale of the program was executed. Additionally in fiscal 2006, we recorded $6.1 million in net revenues from the sales of other small molecule drug discovery and development programs, primarily to Pharmacyclics, Inc.

Amortization of purchased intangible assets

Fiscal 2008

In fiscal 2008, we recorded $7.1 million of amortization expense relating to intangible assets arising from the acquisition of BHL and Atria. Refer to Note 3 to our combined financial statements for further information.

Fiscal 2006

In fiscal 2006, we recorded $1.1 million of amortization expense relating to intangible assets arising from the acquisition of Axys Pharmaceuticals, Inc. in 2001.

Legal settlements

The following items have been recorded in our Combined Statements of Operations in legal settlements.

Fiscal 2008

In fiscal 2008, we recorded a $1.1 million pre-tax gain related to the settlement of a litigation matter associated with our former Online/Information Business.

Fiscal 2007

In fiscal 2007, we recorded a $2.4 million pre-tax gain related to the settlement of a litigation matter associated with our former Online/Information Business.

Fiscal 2006

In fiscal 2006, we recorded a $0.7 million pre-tax charge related to the settlement of a patent infringement suit filed in March 2003 related to genotyping methods. The amount represents the total cost for the settlement.

Investments

We recorded a pre-tax charge of $3.1 million in (loss) gain on investments in fiscal 2008 for an other-than-temporary impairment of a publicly traded non-strategic minority equity investment. The impairment charge resulted from a number of factors, including the duration of the decline in market value, the financial condition, and future prospects for the investee. In fiscal 2006, we recorded pre-tax gains of $7.6 million in (loss) gain on investments from the sale of non-strategic minority equity investments.

Tax items

Fiscal 2008

In the fourth quarter of fiscal 2008, we recorded a non-cash tax charge of $91.6 million to establish a valuation allowance against our deferred tax assets. As a result of the split-off, we will no longer be a member of Applied Biosystems’ consolidated return. Due to our post split-off separate taxpayer status and history of losses, management determined that it was more likely than not that the net deferred tax assets distributed to us in conjunction with the split-off will not be realized. This assessment required significant judgment and analysis of all the positive and negative evidence to determine whether deferred tax assets will more likely than not be realized.

While we have made improvements in our earning trends and acquired a historically profitable business in BHL in fiscal 2008, our history of losses is considered significant negative evidence that is difficult to overcome and outweighs the positive evidence as it relates to the future realizability of the net federal and state deferred tax assets. Consequently, a full valuation allowance was established after having considered reversing deferred tax liabilities. Some of these deferred tax assets are expected to expire in four to twelve years, if not used before then. Refer to Note 4 to our combined financial statements for further information on income taxes.

In the third quarter of fiscal 2008, we recorded a tax charge of $0.7 million relating to R&D tax credits.

Fiscal 2007

The Tax Relief and Health Care Act of 2006, enacted in December 2006, extended the R&D tax credit from January 1, 2006 through December 31, 2007. We included the estimated benefit of the current year R&D tax credit in our fiscal 2007 estimated annual effective tax rate. In addition, we recorded a tax benefit of $1.4 million in fiscal 2007 related to the R&D tax credit generated between January 1, 2006 and June 30, 2006.

Results of Operations

2008 Compared with 2007

(Dollar amounts in millions)	2008	2007	% Increase/ (Decrease)
Net revenues	$138.7	$43.4	219.6%
Cost of sales	39.8	17.6	126.1%

Gross margin	98.9	25.8	283.3%
SG&A expenses	74.6	30.4	145.4%
R&D expenses	40.9	51.7	(20.9)%
Amortization of purchased intangible assets	7.1	—
Employee-related charges, asset impairments and other	7.0	10.3	(32.0)%
Legal settlements	(1.1)	(2.4)	(54.2)%

Operating loss	(29.6)	(64.2)	(53.9)%
Loss on investments	(3.1)	—
Interest income, net	17.7	27.8	(36.3)%
Other income, net	—	0.5	(100.0)%

Loss before income taxes	(15.0)	(35.9)	(58.2)%
(Provision) benefit for income taxes	(89.1)	15.3	(682.4)%

Net loss	$(104.1)	$(20.6)	405.3%

Effective income tax rate	(594.0)%	42.6%

The following table summarizes the impact of the previously described events impacting comparability included in the financial results for fiscal 2008 and 2007:

(Dollar amounts in millions)	2008	2007
Charge included in loss before income taxes	$(16.1)	$(5.4)
Amount included in (provision) benefit for income taxes	(88.5)	3.4

The higher net loss in fiscal 2008 compared to the prior year resulted primarily from the previously described events impacting comparability, higher SG&A expenses and lower interest income, net, partially offset by higher net revenues and lower R&D expenses.

The following table sets forth the components of our net revenues for the fiscal years ended June 30:

(Dollar amounts in millions)	2008	2007	% Increase
Products, including alliance equalization	$32.1	$25.3	26.9%
Service	71.0	—
Royalty, licenses and milestones	35.6	18.1	96.7%

Total net revenues	$138.7	$43.4	219.6%

Our reported revenues are comprised of three categories: product sales, including equalization payments from Abbott, service revenues, and royalty, licenses and milestones revenues. Product sales consist of our portion of sales of Atria HLA products and shipments of products manufactured by us to our alliance partner, Abbott Laboratories, at cost. Equalization payments result from an equal sharing of alliance profits and losses between the alliance partners and vary each period depending on the relative income and expense contribution of each partner. Service revenues consist primarily of clinical laboratory testing services by BHL. Royalty, licenses and milestones revenues are primarily associated with the licensing of certain intellectual property.

Costs associated with our product sales to Abbott are included in cost of sales. End-user sales to third parties are recognized by Abbott. Research and development and administrative costs incurred by us in connection with the Abbott alliance are presented on a gross basis in our combined statements of operations. All revenues, costs and expenses of the alliance are shared equally by both parties. The timing and nature of equalization payments can lead to fluctuations in both reported revenues and gross margins from period to period due to changes in end-user sales of alliance products and differences in relative operating expenses between the alliance partners.

Product revenues for fiscal 2008 increased compared to the prior year primarily due to sales of Atria HLA products, partially offset by lower equalization payments from Abbott. Equalization revenue, net was $14.9 million for fiscal 2008 compared to $15.5 million for fiscal 2007. Service revenues for fiscal 2008 were primarily from BHL. Royalty, licenses and milestones revenues for fiscal 2008 included: $9.6 million from agreements with Siemens Medical Solutions Diagnostics, which included patent licenses for real-time PCR thermal cycling instruments and reagents in the human in vitro diagnostics field; $11.6 million from licenses with Cepheid relating to real-time PCR thermal cycler instruments; $3.0 million from the resale of our cathepsin S inhibitor program to a privately-held drug development company; and $2.0 million from Merck as a result of the cathepsin K inhibitor program entering a Phase III clinical trial. Fiscal 2007 included $8.0 million of licensing revenue from Beckman Coulter and $2.5 million from the sale of a small molecule drug discovery and development program to Schering AG.

The increase in gross margin in fiscal 2008 compared to fiscal 2007 was primarily attributable to the sales of higher margin services and products due to the acquisitions of BHL and Atria, and higher licensing and royalty revenues.

R&D expenses decreased in fiscal 2008 compared to the prior year primarily due to reduced proteomic-based target discovery and validation related activities. SG&A expenses increased in fiscal 2008 compared to the prior year primarily due to the inclusion of BHL expenses of $41.0 million for fiscal 2008.

The amortization of purchased intangible assets in fiscal 2008 is attributable to the BHL and Atria acquisitions.

Employee related charges, asset impairments and other; legal settlements; and loss on investments, are discussed in Events Impacting Comparability.

The following table summarizes our operating (loss) income by segment for the fiscal years ended June 30:

(Dollar amounts in millions)	2008	2007	% Increase/ (Decrease)
Products	$(11.0)	$(21.7)	(49.3)%
Lab Services	3.0	—	—
Corporate	(21.6)	(42.5)	(49.2)%

Operating loss	$(29.6)	$(64.2)	(53.9)%

Operating loss for our Products segment decreased for fiscal 2008 compared to the prior year primarily due to sales of the higher margin Atria HLA products, partially offset by lower equalization payments from Abbott. Also contributing to the decrease were lower employee-related charges, asset impairment and other costs, and reduced development expenditures, partially offset by higher SG&A expenses. Operating loss for our Corporate segment decreased for fiscal 2008 compared to the prior year primarily due to the increase in royalty, licenses and milestones revenues as previously described. Also contributing to the decrease were lower research expenses for proteomics-based activities, partially offset by the amortization of purchased intangible assets in fiscal 2008 attributable to the BHL and Atria acquisitions. The decrease in fiscal 2008 R&D expenses compared to the prior year was in part due to the realignment of R&D resources as previously described (refer to Events Impacting Comparability).

Interest income, net decreased during fiscal 2008 as compared to the prior year primarily due to lower average cash and cash equivalents and short-term investments combined with lower average interest rates.

The increase in the effective tax rate for fiscal 2008 compared to the prior year was primarily due to the previously described events impacting comparability, including the events described under tax items.

Supplemental Information

The following supplemental information is provided for the fiscal years ended June 30. The amounts disclosed below for end-user sales are not included as part of our revenues. End-user sales consist of products sold globally through the alliance with Abbott and are thus recognized by Abbott. A significant portion of our product revenues is derived from the alliance through our profit sharing arrangement. We believe the discussion of end-user sales of products sold through the alliance provides a meaningful measure of market acceptance of these products and thus also a meaningful measure of the sales performance of the alliance. The reporting of this supplemental data permits comparisons of product and alliance performance on a period-to-period basis. The revenues reported in our combined statements of operations do not directly provide this or comparable information, because the reported product revenues fluctuate period to period based on factors other than product sales due to the profit sharing arrangement with Abbott. Accordingly, end-user sales are the only publicly reported measure of alliance product sales.

(Dollar amounts in millions)	2008	2007
Equalization revenue, net	$14.9	$15.5
End-user revenues	123.6	100.3

Increased sales of Human Immunodeficiency Virus (HIV), HCV, and hepatitis B virus (HBV) RealTime™ viral load assays used on the m2000™ system and increased sales of the Atria HLA products, ViroSeq™ HIV-1 Genotyping System for genotyping HIV, fragile X ASRs, and ASRs for the detection of mutations in genes known to be involved in deep vein thrombosis all contributed to the growth in end-user sales for fiscal 2008 compared to the prior year. These increased sales were partially offset by lower sales of cystic fibrosis reagents and the removal of the HCV genotyping ASRs due to the injunction against sales of these products by Abbott previously issued in the litigation with Innogenetics N.V. Following Abbott’s settlement of its litigation with Innogenetics in the third quarter of fiscal 2008, the HCV genotyping ASRs were reintroduced onto the menu of tests offered through the alliance.

Results of Operations

2007 Compared with 2006

(Dollar amounts in millions)	2007	2006	% Increase/ (Decrease)
Net revenues	$43.4	$46.2	(6.1)%
Cost of sales	17.6	19.7	(10.7)%

Gross margin	25.8	26.5	(2.6)%
SG&A expenses	30.4	36.8	(17.4)%
R&D expenses	51.7	94.3	(45.2)%
Amortization of purchased intangible assets	—	1.1	(100.0)%
Employee-related charges, asset impairments and other	10.3	26.2	(60.7)%
Legal settlements	(2.4)	0.7	(442.9)%

Operating loss	(64.2)	(132.6)	(51.6)%
Gain on investments	—	7.6	(100.0)%
Interest income, net	27.8	22.4	24.1%
Other income (expense), net	0.5	(0.2)	(350.0)%

Loss before income taxes	(35.9)	(102.8)	(65.1)%
Benefit for income taxes	15.3	39.2	(61.0)%

Net loss	$(20.6)	$(63.6)	(67.6)%

Effective income tax benefit rate	42.6%	38.1%

The following table summarizes the impact of the previously described events impacting comparability included in the financial results for fiscal 2007 and 2006:

(Dollar amounts in millions)	2007	2006
Charge included in loss before income taxes	$(5.4)	$(10.6)
Amount included in benefit for income taxes	(3.4)	(3.7)

The lower net loss in fiscal 2007 compared to the prior year resulted primarily from lower R&D and SG&A expenses, the previously described events impacting comparability, and a higher effective income tax benefit rate.

The following table sets forth the components of our net revenues for the fiscal years ended June 30:

(Dollar amounts in millions)	2007	2006	% Increase/ (Decrease)
Products, including alliance equalization	$25.3	$29.2	(13.4)%
Service	—	0.4	(100.0)%
Royalty, licenses, and milestones	18.1	16.6	9.0%

Total net revenues	$43.4	$46.2	(6.1)%

Product revenues in fiscal 2007 decreased compared to fiscal 2006 primarily due to $2.6 million of revenues in fiscal 2006 from Paracel and lower equalization payments from Abbott in fiscal 2007, partially offset by higher product sales in fiscal 2007. Equalization revenue, net was $15.5 million in fiscal 2007 compared to $17.8 million in fiscal 2006. Service revenues for fiscal 2006 included $0.4 million associated with genotyping selected DNA sequence variants. Royalty, licenses and milestones revenues included: $8.0 million in fiscal 2007 of licensing revenue from Beckman Coulter, $2.5 million in fiscal 2007 and $8.6 million in fiscal 2006 from the sale of some small molecule drug discovery and development programs, $1.9 million of revenues in fiscal 2006 from the Online/Information Business, and higher royalties in fiscal 2007. Commencing in July 2006, Beckman Coulter began making quarterly payments which are expected to total $20.0 million over ten quarters for diagnostic rights to some technology as part of a legal settlement between Beckman Coulter and Applied Biosystems. For a more detailed description of our agreement with Beckman Coulter, see Item 1 “Business —Licensing Programs, Collaborations and Other Intellectual Property Licenses — Applied Biosystems Intellectual Property Licenses”.

The decrease in gross margin in fiscal 2007 compared to fiscal 2006 was primarily attributable to lower revenue from the sale of small molecule programs and lower equalization payments from Abbott in fiscal 2007, partially offset by increased licensing and royalty revenues. In addition, fiscal 2006 included revenues from the Online/Information and Paracel businesses.

Both R&D and SG&A expenses decreased in fiscal 2007 compared to the prior year primarily due to the decision to exit small molecule drug discovery and development in the third quarter of fiscal 2006.

Employee related charges, asset impairments and other; legal settlements; and gain on investments, are discussed in Events Impacting Comparability.

The following table summarizes our operating loss by segment for the fiscal years ended June 30:

(Dollar amounts in millions)	2007	2006	% Increase/ (Decrease)
Products	$(21.7)	$(17.7)	22.6%
Lab Services	—	—	—
Corporate	(42.5)	(114.8)	(63.0)%

Operating loss	$(64.2)	$(132.5)	(51.5)%

Operating loss for our Products segment for fiscal 2007 increased compared to the prior year primarily due to lower product revenues as previously described, partially offset by lower SG&A expenses. Fiscal 2007 included a pre-tax charge of $3.5 million for our estimated share of a damage award in continuing litigation between Abbott, our alliance partner, and Innogenetics. Operating loss for our Corporate segment decreased by $72.3 million for fiscal 2007 compared to the prior year primarily due to lower R&D and SG&A expenses as a result of the decision to exit small molecule drug discovery and development in the third quarter of fiscal 2006. Fiscal 2007 and 2006 included employee-related charges, asset impairment and other of $6.8 million and $26.4 million, respectively (refer to Events Impacting Comparability).

Interest income, net increased during fiscal 2007 as compared to the prior year primarily due to higher average interest rates, partially offset by lower average cash and cash equivalents and short-term investments.

The increase in the effective income tax benefit rate for fiscal 2007 compared to fiscal 2006 was primarily attributable to the extension of the R&D tax credit, which included a tax benefit of $1.0 million related to the recognition of the prior fiscal year R&D tax credit, as a result of the Tax Relief and Health Care Act of 2006.

Supplemental Information

The amounts disclosed below for end-user sales are not included as part of our revenues. End-user sales consist of products sold globally through the alliance with Abbott and are thus recognized by Abbott. A significant portion of our product revenues is derived from the alliance through our profit sharing arrangement. We believe the discussion of end-user sales of products sold through the alliance provides a meaningful measure of market acceptance of these products and thus also a meaningful measure of the sales performance of the alliance. The reporting of this supplemental data permits comparisons of product and alliance performance on a period-to-period basis. The revenues reported in our combined statements of operations do not directly provide this or comparable information, because the reported product revenues fluctuate period to period based on factors other than product sales due to the profit sharing arrangement with Abbott. Accordingly, end-user sales are the only publicly reported measure of alliance product sales.

The following supplemental information is provided for the fiscal years ended June 30:

(Dollar amounts in millions)	2007	2006
Equalization revenue, net	$15.5	$17.8
End-user revenues	100.3	79.5

End-user revenues included products sold through the alliance with Abbott and revenues from our unpartnered new genetic tests. Higher sales of HIV and HCV viral load, Chlamydia, and Gonorrhea Real-Time assays used on the m2000TM system, as well as high resolution HLA genotyping products, ViroSeqTM HIV-1 genotyping products, and cystic fibrosis, Fragile X, and thrombosis related ASRs all contributed to the year-over-year growth in end-user revenues. These increases were partially offset by lower sales of our HCV genotyping ASRs due to an injunction against sales of these products as described above. Fiscal 2006 included $3.6 million of end-user revenues from a low resolution HLA product line that was removed from the alliance in December 2005.

Discussion of Financial Resources and Liquidity

We had cash and cash equivalents and short-term investments of $335.0 million at June 30, 2008, and $564.8 million at June 30, 2007. We believe that existing funds are adequate to satisfy our normal operating cash flow needs and planned capital expenditures for at least the next twelve months.

We do not have a revolving credit agreement in place. We may establish a credit facility in the future although any financing would be on a stand-alone basis without reliance on Applied Biosystems’ balance sheet.

As previously disclosed, Applied Biosystems managed the investment of surplus cash for us and its other businesses on a centralized basis.

The following table summarizes the components of our financial resources at June 30:

(Dollar amounts in millions)	2008	2007
Cash and cash equivalents	$47.3	$33.3
Short-term investments	287.7	531.5

Total cash and cash equivalents and short-term investments	335.0	564.8
Total debt	0.1	—
Working capital	386.2	568.0

The overall decrease of cash and cash equivalents and short-term investments for fiscal 2008 from June 30, 2007 resulted primarily from the acquisitions of BHL and Atria, partially offset by lower cash used by operating activities. Cash and cash equivalents increased from June 30, 2007, as proceeds from the sales and maturities of available for sale investments, net of purchases, and stock issuances exceeded the amount expended on the acquisitions of BHL and Atria, the purchase of capital assets, and the repayment of debt assumed in the BHL acquisition.

Net cash flows for the fiscal years ended June 30 were as follows:

(Dollar amounts in millions)	2008	2007	2006
Net cash used by operating activities	$(7.3)	$(23.6)	$(96.6)
Net cash provided (used) by investing activities	24.0	(24.0)	135.5
Net cash (used) provided by financing activities	(2.7)	16.8	(2.1)

Operating activities

The lower use of cash from operating activities for fiscal 2008 compared to fiscal 2007 resulted primarily from higher income-related cash flows in fiscal 2008, partially offset by a higher use of cash in accounts receivable. The higher use of cash in accounts receivable was due in part to the timing of the collection of licensing and milestone payments recorded in fiscal 2007, as well as an increase in receivables related to both royalty revenues and the sale of BHL services and Atria products, partially offset by higher sales volume in fiscal 2008.

Net cash used by operating activities for fiscal 2007 was $73.0 million lower than in fiscal 2006. The lower use of cash resulted primarily from lower net cash operating losses and lower working capital requirements in fiscal 2007. Working capital benefited primarily from a lower decrease in accounts payable and other liabilities and higher proceeds from accounts receivable. The lower decrease in accounts payable and other liabilities was primarily due to exiting small molecule drug discovery and development and discontinuing the Online/Information business. The higher proceeds in accounts receivable was primarily due to the collection of receivables in fiscal 2007 related to exiting the small molecule business.

Investing activities

Capital expenditures, net of disposals, were $4.1 million in fiscal 2008, $2.4 million in fiscal 2007, and $4.8 million in fiscal 2006. Fiscal 2008 capital expenditures consisted primarily of leasehold improvements at BHL’s laboratory and 4myheart Centers. Fiscal 2007 and 2006 capital expenditures consisted of equipment purchases and leasehold improvements, the majority of which related to the diagnostics business.

Fiscal 2008 included lower proceeds from sales and maturities and lower purchases of available for sale investments compared with fiscal 2007. In October 2007, we acquired BHL and Atria for $214.4 million, including transaction costs and net of cash acquired. In fiscal 2007, purchases exceeded the proceeds received from the sales and maturities of available-for-sale investments. In fiscal 2006, cash was generated from the sales and maturities of available-for-sale investments, net of purchases of available-for-sale investments. In fiscal 2006, we received proceeds of $9.5 million primarily related to the sale of non-strategic minority equity investments.

Financing activities

In connection with the acquisition of BHL, we assumed approximately $10.8 million of floating and fixed rate debt, of which $10.7 million was repaid in fiscal 2008. Refer to Note 9 to our combined financial statements for more information on our debt. In fiscal 2006, we received proceeds of $9.2 million from the exercise of stock options held by The Institute for Genomic Research (TIGR). TIGR received these options in fiscal 1999 in connection with the formation of Celera. Also in fiscal 2006, we paid $30 million to the Applied Biosystems group as partial consideration for its interest in the Celera Diagnostics joint venture.

Off-balance sheet arrangements

An off-balance sheet arrangement includes any contractual obligation, agreement or transaction arrangement involving an unconsolidated entity under which we would have: (1) retained a contingent interest in transferred assets; (2) an obligation under derivative instruments classified as equity; (3) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing, hedging or research and development services with us; or (4) made guarantees.

At June 30, 2008 and 2007, we had no off-balance sheet arrangements or obligations.

Contractual Obligations

Our significant contractual obligations at June 30, 2008 and the anticipated payments under these obligations were as follows:

	Anticipated Payments
(Dollar amounts in millions)	Total	<1 year	1-3 years	3-5 years	Thereafter
Minimum operating lease payments (a)	$34.8	$8.8	$13.8	$3.6	$8.6
Purchase obligations (b)	2.4	0.3	0.5	0.5	1.1
Other long-term liabilities (c)	0.1	—	0.1	—	—

Total	$37.3	$9.1	$14.4	$4.1	$9.7

(a)	Refer to Note 10 to our combined financial statements for further information.

(b)	Purchase obligations are entered into with various vendors in the normal course of business, and include commitments related to royalties.

(c)	We have excluded deferred revenues as they have no impact on our future liquidity.

We adopted FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, on July 1, 2007. As of June 30, 2008, the Company had $4.0 million of unrecognized tax benefits. This amount represents the tax benefits associated with various tax positions taken, or expected to be taken, on tax returns that have not been recognized in our financial statements due to uncertainty regarding their resolution. This amount has been excluded from the contractual obligations table because we are unable to reasonably predict the ultimate amount or timing of future tax payments. Refer to Note 4 to our combined financial statements.

Recently Issued Accounting Pronouncements

Refer to Note 1 to our combined financial statements for a description of the effect of recently issued accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposures to financial market risk are changes in interest rates and changes in equity prices. Changes in interest rates will affect the interest earned on our cash, cash equivalents, and short-term investments, as well as the value of those investments. Our primary objectives for these investments are to ensure the preservation of capital, meet liquidity requirements, and optimize returns.

We manage our interest rate risk by maintaining an investment portfolio generally consisting of debt instruments of high credit quality and relatively short maturities. As of June 30, 2008, our cash, cash equivalents and short-term investments were invested in a diversified, highly liquid portfolio of corporate bonds, treasury and agency securities, as well as asset-backed securities and money market instruments.

To provide an assessment of the interest rate risk associated with our investment portfolio, we considered historical volatility of interest rates experienced in prior years as well as the duration of our portfolio. We determined that it is reasonably possible that an adverse change of 100 basis points (1.0%) could be experienced in the near term. A hypothetical 1.0% increase in interest rates would result in a decrease in the fair value of our portfolio of $2.0 million. This loss would only be realized if these investments were sold prior to maturity. The decline reflects only the direct impact of the change in interest rates. Other market fluctuations, such as changes in credit risk, could result in additional declines in the value of our investment portfolio.

We do not hedge our equity positions in other companies or our short-term investments. Our exposure on these instruments is limited to changes in quoted market prices. For marketable equity securities, a reasonably possible decline in market prices of approximately 10% in the near term would result in a decrease in their fair value of $0.2 million.

We have minimal exposure to foreign currency risk as our operations are primarily in the U.S. and overseas sales are typically billed in U.S. dollars.

Impact of Inflation and Changing Prices

Inflation and changing prices are continually monitored. We attempt to minimize the impact of inflation by improving productivity and efficiency through continual review of both manufacturing capacity and operating expense levels. When operating costs increase, we attempt to recover such costs by increasing, over time, the selling price of our products and services. We believe the effects of inflation have been appropriately managed and therefore have not had a material impact on our historic consolidated operations and resulting financial position.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this annual report on Form 10-K in Item 15. See Part IV, Item 15(a) for an index to the financial statements and supplementary data.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We are responsible for maintaining disclosure controls and procedures, as defined by the Securities and Exchange Commission in its Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our 2008 fiscal year, the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to achieve their stated purpose. However, there is no assurance that our disclosure controls and procedures will operate effectively under all circumstances.

Management’s Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information concerning the persons who serve as our directors and executive officers. Following the split-off from Applied Biosystems on July 1, 2008, our Board of Directors is comprised of no less than three nor more than thirteen directors, divided into three classes. Each class will consist, as nearly as may be possible, of one-third of the total number of directors constituting the entire Board of Directors. It is expected that the term of the initial Class I directors will terminate on the date of the 2009 annual meeting of stockholders; the term of the initial Class II directors will terminate on the date of the 2010 annual meeting of stockholders; and the term of the initial Class III directors will terminate on the date of the 2011 annual meeting of stockholders.

The business address of each of the individuals listed below is Celera Corporation, 1401 Harbor Bay Parkway, Alameda, California, 94502. Each of the individuals listed below, other than Mr. Bélingard, is a citizen of the United States.

NAME	POSITION
Paul D. Arata	Vice President, Human Resources and Administration
Richard H. Ayers	Director
Jean-Luc Bélingard	Director
William G. Green	Director
Peter Barton Hutt	Director
Joel R. Jung	Chief Financial Officer
Victor K. Lee	Chief IP Counsel and Secretary
Gail K. Naughton	Director
Kathy Ordoñez	Chief Executive Officer and Director
Bennett M. Shapiro	Director
Stacey R. Sias	Chief Business Officer
Thomas J. White	Chief Scientific Officer
Michael A. Zoccoli	General Manager, Products Business

Directors

Richard H. Ayers, age 65, has served as a director of Celera since February 2008 and was a director of Applied Biosystems until June 2008. He is the retired Chairman and Chief Executive Officer of The Stanley Works, a tool and hardware manufacturer. He was an advisor to the Chairman and Chief Executive Officer of Stanley from January 1997 to October 1997 after having served as Chairman and Chief Executive Officer of Stanley from May 1989 to December 1996. Mr. Ayers is a Trustee of MassMutual Select Funds and MML Series Investment Fund.

Jean-Luc Bélingard, age 59, has served as a director of Celera since February 2008 and was a director of Applied Biosystems until June 2008. He is Chairman and Chief Executive Officer of Ipsen SA, a diversified French healthcare holding company, and has served in that position since January 2002. He previously served as Chief Executive Officer of bioMérieux-Pierre Fabre Group, a diversified French healthcare holding company, from 1999 to December 2001, and as Director General of the Diagnostics Division and a member of the Executive Committee of F. Hoffmann-La Roche Ltd., a healthcare company, from 1990 to 1998. Mr. Bélingard is also a director of Laboratory Corporation of America® Holdings, NicOx S.A. (France), and bioMérieux S.A.

William G. Green, age 64, has served as a director of Celera since July 2008. Mr. Green has been General Counsel of the Gordon and Betty Moore Foundation, a private, philanthropic foundation dedicated to advancing environmental conservation and research around the world, since December 2003, and has also served as the foundation’s Chief Program Officer – Environmental Conservation since November 2004. He previously served as Senior Vice President, General Counsel and Secretary of Chiron Corporation, a biotechnology company, from 1990 to October 2004 and Senior Vice President and Special Counsel to the President of Chiron from 2004 to 2006.

Peter Barton Hutt, age 73, has served as a director of Celera since August 2008. Mr. Hutt is a senior counsel at the law firm of Covington & Burling and has been an attorney with that firm since 1975. He served as Chief Counsel for the Food and Drug Administration between 1971 and 1975. Mr. Hutt is a member of the Institute of Medicine of the National Academy of Sciences and teaches a course on food and drug law each winter term at Harvard Law School. He serves on a number of academic, philanthropic and venture capital advisory boards, and is a director of Xoma Ltd., Introgen Therapeutics, Inc., Ista Pharmaceuticals, and Momenta Pharmaceuticals, and several privately-held life sciences companies.

Gail K. Naughton, age 52, has served as a director of Celera since July 2008. Dr. Naughton has been Dean of the College of Business Administration at San Diego State University since August 2002 and Chairman and Chief Executive Officer of Histogen, Inc., a regenerative medicine company, since June 2007. She was Vice Chairman of Advanced Tissue Sciences, Inc., a company involved in human-based tissue engineering, from March 2002 to October 2002, President from August 2000 to March 2002, President and Chief Operating Officer from 1995 to 2000, and co-founder and director since inception in 1991. She is also a director of C.R. Bard, Inc. and SYS.

Kathy Ordoñez, age 57, has served as our Chief Executive Officer, and as a director of Celera, since February 2008. She joined Applied Biosystems in December 2000, and held various positions, including President of Celera Diagnostics LLC, a wholly owned subsidiary of Applied Biosystems, prior to being named to her current position. Prior to December 2000, Ms. Ordoñez was employed by Hoffmann-La Roche, a leading international healthcare company, where she was President and Chief Executive Officer of Roche Molecular Systems from 1991 to 2000.

Bennett M. Shapiro, age 69, has served as a director of Celera since May 2008. Dr. Shapiro has been a director and Partner of PureTech Ventures, a venture capital firm specializing in investments in novel therapeutics, medical devices, and research technologies, since August 2003. From September 1990 to July 2003, Dr. Shapiro was Executive Vice President of Merck & Co., Inc., a research-based pharmaceutical company, in charge of Worldwide Basic and Preclinical Research and Licensing and External Research. He is also a director of Momenta Pharmaceuticals, Inc.

Executive Officers

Paul D. Arata, age 53, has served as our Vice President of Human Resources and Administration since February 2008. Prior to joining Applied Biosystems’ Celera group, Mr. Arata held various human resources positions with Applied Biosystems from 2001 to 2008, most recently serving as Vice President of Human Resources and Site Services. Prior to joining Applied Biosystems, Mr. Arata held various human resources and administrative and management roles with Charles Schwab & Co., Inc., SBC Communications Inc. and Pacific Telesis Group.

Joel R. Jung, age 50, has served as our Chief Financial Officer since February 2008. Mr. Jung joined Applied Biosystems’ Celera group as Vice President of Finance in 2006. From 1995 to 2006, Mr. Jung held various management and finance positions with Chiron Corporation, an international manufacturer of biopharmaceuticals, vaccines, and blood testing products, including Vice President and Treasurer from 2003 to 2006.

Victor K. Lee, age 49, has served as our Chief IP Counsel and Secretary since July 2008. Dr. Lee joined Celera in July 2001 as Senior Patent Attorney, and has held the position of Vice President and Chief Group Counsel since 2004. Prior to joining Celera, Dr. Lee worked for Roche Molecular Systems as Chief Patent Counsel. He previously held faculty positions in the Department of Medicine at the University of Washington.

Stacey R. Sias, age 54, has served as our Chief Business Officer since February 2008. She joined Applied Biosystems’ Celera group in April 2001, prior to which, Dr. Sias was the Vice President of Licensing at Roche Molecular Systems and held various positions within Hoffmann La-Roche. She previously served as a patent agent at Cetus Corporation and as a molecular biologist at Codon Corporation and Genentech, Inc.

Thomas J. White, age 62, has served as our Chief Scientific Officer since February 2008. Prior to joining Applied Biosystems’ Celera group in November 2000, Dr. White was employed by Roche Molecular Systems, where he was Senior Vice President of Research and Development from 1989 through 2000. From 1978 to 1989, Dr. White held various positions at Cetus Corporation, including Vice President of Research and Associate Director of Research and Development.

Michael A. Zoccoli, age 57, has served as our General Manager, Products Business since February 2008. He joined Applied Biosystems’ Celera group in January 2002, and held various positions, including Vice President of Development, Vice President of Development, Instruments Systems and Software, and Vice President of Development and Manufacturing, prior to being named to his current position. He previously worked in product development and project management at a number of companies, including Cetus Corporation, Roche Molecular Systems, Applied Imaging Corporation, and Bayer Diagnostics.

Board of Directors

Our business is managed under the direction of our Board of Directors. Members of the Board are kept informed of our business through discussions with officers and other employees, by reviewing materials relating to the Company, and by participating in meetings of the Board and its committees. William G.Green has been elected non-executive Chairman of the Board.

Committees of the Board

Our Board of Directors has established three committees to assist it in carrying out its responsibilities: an Audit and Finance Committee, Compensation Committee, and Nominating and Corporate Governance Committee. The Board may also establish other committees from time to time.

Each of these committees operates under a written charter, copies of which are available in the Corporate section of our website at www.celera.com under the heading “Corporate Governance – Committee Charters.” The committee charters are also available in print to any stockholder on request to: Secretary, Celera Corporation, 1401 Harbor Bay Parkway, Alameda, California 94502.

Audit and Finance Committee. The Audit and Finance Committee, which was established by the Board in accordance with Section 3(a)(58)(A) of the Exchange Act, oversees accounting, finance, and internal control matters. The Committee is responsible for the appointment, compensation, evaluation, and oversight of the work of our independent registered public accounting firm for the purpose of preparing or issuing an audit report or performing other services. In addition, the Committee, among other things:

•	reviews and approves the scope and plan of audit and non-audit services to be performed by our independent registered public accounting firm;

•	reviews with management and our independent registered public accounting firm our annual and quarterly consolidated financial statements;

•	reviews the scope and plan of services to be performed by our internal audit department;

•	reviews our financial policies, strategies and commitments; and

•	reviews issues that arise with respect to compliance with legal and regulatory standards.

Each member of the Audit and Finance Committee is independent as defined by the rules of the NASDAQ and also satisfies the independence requirements for members of audit committees prescribed under the Sarbanes-Oxley Act of 2002. The Board has determined that at least one audit committee financial expert serves on the Audit and Finance Committee and that current director is Richard H. Ayers. The members of the Audit and Finance Committee are Richard H. Ayers, William G. Green and Gail K. Naughton, with Richard H. Ayers serving as chair.

Compensation Committee. The Compensation Committee oversees compensation policies and practices for our officers and other members of senior management, including salary, bonus, and incentive awards. The details of the processes and procedures that we use in the consideration and determination of executive compensation are described in Item 11, Executive Compensation. The members of the Compensation Committee are Jean-Luc Bélingard, Richard H. Ayers and Bennett M. Shapiro, with Jean-Luc Bélingard serving as chair.

The Committee retains an independent compensation consulting firm to assist it in identifying appropriate peer companies for consideration in its analysis of officer compensation, preparing executive compensation analyses, and providing ongoing advice to the Committee as requested.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee evaluates Board effectiveness and generally takes a leadership role in shaping and advising the Board on corporate governance and related matters. In addition, the Committee monitors our corporate governance policies and reviews and approves all related party transactions. The members of the Nominating and Corporate Governance Committee are Gail K. Naughton, Bennett M. Shapiro and Peter Barton Hutt, with Gail K. Naughton serving as chair.

The committee also assists the Board in identifying individuals qualified to serve as members of the Board. Under the Committee’s charter, nominees for director are selected based on their independence, personal and professional integrity, ethics and values, experience in corporate management, experience in our industry and with relevant social policy concerns, experience as a board member of other publicly held companies, academic expertise, and business judgment, among other relevant considerations. Final approval of the nomination of a new nominee is determined by the full Board. The Committee considers nominations for directors recommended by Board members, Company management, stockholders, and other sources. The Committee evaluates director candidates proposed by stockholders in the same manner it evaluates other candidates, provided that the stockholders proposing a director candidate submit their proposal to the Company’s Secretary, including all information required by the policy for the evaluation of stockholder nominations, and prior to the deadlines generally applicable to the submission of stockholder proposals required under our amended and restated by-laws.

Code of Ethics

We have adopted and posted on our website (www.celera.com) a copy of the Code of Business Conduct and Ethics for Celera Corporation (Code of Ethics). The Code of Ethics applies to all directors, officers and employees of the Company, including the Company’s Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, and persons performing similar functions and responsibilities who shall be identified by our Audit and Finance Committee from time to time. If any amendments are made to the Code of Ethics or if any waiver, including any implicit waiver, from a provision of the Code of Ethics is granted to the Company’s Principal Executive Officer, Principal Financial Officer or Principal Accounting Officer, the Company will disclose the nature of such amendment or waiver on its Website at the address specified above.

ITEM 11.	EXECUTIVE COMPENSATION

Overview of Compensation Program

Prior to the split-off from Applied Biosystems on July 1, 2008, the compensation of the Celera executives was determined by Applied Biosystems’ Management Resources Committee. Following the split-off, we have adopted a new compensation program, the philosophy of which is to ensure that all elements of the program work together to attract, motivate and retain the executive, managerial and professional talent needed to achieve our strategy, goals and objectives. Our company, and our Compensation Committee are committed to the principles inherent in paying for performance and we have structured the compensation program to deliver rewards for exemplary performance and to withhold rewards and impose other consequences in the absence of such performance.

Our compensation programs work together to achieve several key objectives, including the payment of compensation related to company performance and the collective efforts of our employees. In particular, the primary goals of our executive compensation program are to:

•

Attract and retain top quality leadership by delivering competitive levels of base salary, short and long term incentives, and benefits commensurate with the capabilities, depth of experience, and background of the executive, as well as in recognition of their specific contributions to the achievement of the organization’s objectives;

•

Reward executives for business performance and results that increase stockholder value. We have implemented variable and equity based programs that deliver rewards commensurate with the effort and achievement of these results;

•

Drive and motivate executive behaviors (for example, thinking from the perspective of a stockholder, facilitating the achievement of team goals, making appropriate research and development investment choices, balancing long term and short term objectives, managing risk, and creating business continuity) that are aligned with the short and long term strategies of the business and with stockholder interests; and

•	Place an appropriate portion of each executive’s total compensation at risk based on the level of responsibility and impact of the position on Celera’s financial results.

While we do not use any formulaic policies that state a specific market percentile position for defining individual compensation levels or any specific percentage mix of base, bonus, benefits, and equity as part of total compensation, we consider each of these factors. Affordability, business conditions, and an assessment of the degree to which an executive is subject to being recruited by other companies are also taken into account in making decisions about compensation.

Section 162(m) of the Internal Revenue Code generally limits the tax deductibility of certain compensation in excess of one million dollars paid to a company’s chief executive officer and the three other most highly compensated executive officers, except for the chief financial officer. While we seek to maximize the deductibility of compensation paid to our executive officers, we intend to maintain flexibility to pay compensation that may not be deductible under Section 162(m) if that would be in the best interests of our stockholders.

Roles and Responsibilities Pertaining to Compensation Management

Kathy Ordoñez, our Chief Executive Officer with the assistance of Paul Arata, our Vice President of Human Resources and Administration, provides recommendations to the Compensation Committee with regard to compensation philosophy, the structure and design of programs and policies in which our executives may participate, and specific compensation awards for each of our executive officers other than for herself. Mr. Arata provides compilations of total compensation values and reviews of performance against objectives for the

Compensation Committee. Joel Jung, our Chief Financial Officer, prepares information for the Compensation Committee with regard to financial targets and metrics upon which the incentive compensation programs and equity programs are based.

The Compensation Committee is responsible for making decisions regarding our Chief Executive Officer’s compensation and for reviewing and approving her recommendations regarding the compensation of the other executive officers. The Compensation Committee has retained Radford Surveys + Consulting (Radford) as of July 2008 as an independent executive compensation consulting firm and has requested that Radford prepare executive compensation analyses and reports and provide ongoing advice to the Compensation Committee as it deems appropriate. Among other things, Radford has assisted the Compensation Committee in identifying appropriate peer companies for consideration in its analysis of director and officer compensation and participates in Compensation Committee meetings where the executive compensation analyses and recommendations are discussed. In order to maintain an objective external perspective, Radford does not earn a material amount of money from services to Celera outside of its support to the Compensation Committee.

Competitive Assessment Process

Prior to July 1, 2008, Applied Biosystems reviewed annually its pay practices for each of its executive officers with the practices of its peer companies. Companies were selected as its peers based on the following criteria: (i) being engaged substantially in the same business, (ii) revenues, and (iii) market capitalization, as compared to Applied Biosystems.

For the fiscal period beginning July 1, 2008, we have selected companies as our peers based on the following criteria:

•	companies that are engaged in the Life Sciences industry;

•	companies that are generally located in high cost of living areas, so as to reflect similar recruiting landscapes;

•	companies with revenues generally less than $400 million;

•	companies with generally 200 to 1000 employees; and

•	companies with a market capitalization between $300 million and $3 billion.

In addition, we also consider whether we compete with such companies for executives and whether the executive officers of such companies provide appropriate benchmarks relative to the specific duties and responsibilities of our executive officers.

Our peer companies are set out below:

Company	Location	Industry
Abaxis	Union City, CA	Diagnostic Substances
Affymetrix	Santa Clara, CA	Biotechnology Research Equipment
Alexion Pharmaceuticals	Cheshire, CT	Biopharmaceuticals & Biotherapeutics
Alkermes	Cambridge, MA	Drug Delivery Systems
Arena Pharmaceuticals	San Diego, CA	Biopharmaceuticals & Biotherapeutics
Array Biopharma	Boulder, CO	Pharmaceuticals Manufacturers
Auxilium Pharmaceuticals	Malvern, PA	Pharmaceuticals Manufacturers
BioMarin Pharmaceuticals	Novato, CA	Biopharmaceuticals & Biotherapeutics
Caliper Life Sciences	Hopkinton, MA	Biotechnology Research Equipment
Cepheid	Sunnyvale, CA	Biotechnology Research Equipment
Cubist Pharmaceuticals	Lexington, MA	Pharmaceuticals Manufacturers
CV Therapeutics	Palo Alto, CA	Biopharmaceuticals & Biotherapeutics
Exact Sciences	Marlborough, MA	Biotechnology Research Services
Exelixis	South San Francisco, CA	Biopharmaceuticals & Biotherapeutics
Genomic Health	Redwood City, CA	Diagnostic Substances
Gen-Probe	San Diego, CA	Diagnostic Substances
Human Genome Sciences	Rockville, MD	Biopharmaceuticals & Biotherapeutics
Idenix Pharmaceuticals	Cambridge, MA	Biopharmaceuticals & Biotherapeutics
Immunogen	Cambridge, MA	Biopharmaceuticals & Biotherapeutics
Isis Pharmaceuticals	Carlsbad, CA	Biopharmaceuticals & Biotherapeutics
Lexicon Pharmaceuticals	The Woodlands, TX	Pharmaceuticals Manufacturers
Luminex	Austin, TX	Biotechnology Research Equipment
Monogram Biosciences	South San Francisco, CA	Diagnostic Substances
Myriad Genetics	Salt Lake City, UT	Diagnostic Substances
Nektar Therapeutics	San Carlos, CA	Drug Delivery Systems
OSI Pharmaceuticals	Melville, NY	Biopharmaceuticals & Biotherapeutics
Progenics Pharmaceuticals	Tarrytown, NY	Biopharmaceuticals & Biotherapeutics
Quidel	San Diego, CA	Diagnostic Substances
Regeneron Pharmaceuticals	Tarrytown, NY	Biopharmaceuticals & Biotherapeutics
Santarus	San Diego, CA	Pharmaceuticals Manufacturers
Sequenom	San Diego, CA	Biotechnology Research Equipment
Symyx Technologies	Santa Clara, CA	Technical & Scientific Research Services
The Medicines Company	Parsippany, NJ	Pharmaceuticals Manufacturers
Theravance	South San Francisco, CA	Biopharmaceuticals & Biotherapeutics
Third Wave Technologies	Madison, WI	Diagnostic Substances
Ventana Medical Systems	Tucson, AZ	Medical Equipment & Supplies
Vertex Pharmaceuticals	Cambridge, MA	Pharmaceuticals Manufacturers
XOMA	Berkeley, CA	Biopharmaceuticals & Biotherapeutics
Zymogenetics	Seattle, WA	Biopharmaceuticals & Biotherapeutics

Compared to our peer group, Celera’s rankings are as follows:

Competitive Criteria	Percentage Rank
Revenues	71%
Employees	72%
Market capitalization	65%

For the fiscal period beginning July 1, 2008, we prepared competitive analyses for each of our executive officers against executives of the relevant peer group. These included a review of base salary levels, actual short-term incentive levels (i.e., annual bonus), and the value of any long-term and equity compensation in the year of grant.

Components of Compensation for Our Executive Officers

We utilize compensation programs and elements that are aligned with and support our compensation philosophies. These components work together to provide flexibility to help us manage through change and a dynamic business climate. These compensation programs or elements consist of:

•	Base salary;

•	Annual incentive compensation;

•	Long-term and equity incentive compensation; and

•	Benefits and perquisites.

We believe that these components work in balance with one another to support our overarching goals of motivating our executives and recognizing positive results. From time to time we may revise our programs or add new programs to achieve our goals.

Base Salary

Base salary is a fixed compensation amount paid during the course of the fiscal year. It is designed to recognize demonstrated mastery of the day-to-day requirements of the position and pay competitive amounts that reflect the individual attributes of each executive officer. Base salaries will be reviewed annually and are individually determined taking into consideration each executive’s unique set of skills, experience, and level of responsibility.

The following table provides information about the base salary paid in fiscal 2008 and 2007 to our chief executive officer and chief financial officer, as well as to the three other most highly paid individuals who serve as executive officers. We refer to these persons collectively as our “Named Executive Officers.”

The salary increases for each Named Executive Officer, including Ms. Ordoñez, were consistent with the trend increase in base salary compensation for the industry as a whole and were intended to keep the executives’ base salary in line with competitive conditions.

	Fiscal 2008 Annual Base Salary	% Change from Prior Base Salary	Fiscal 2007 Annual Base Salary
Kathy Ordoñez	$589,628	4%	$567,000
Joel Jung (1)	$259,615	26%	$206,730
Thomas White	$380,753	1%	$377,374
Stacey Sias	$303,443	5%	$288,981
Michael Zoccoli (2)	$279,385	22%	$229,077

(1)	Joel Jung became an employee of Celera on August 21, 2006.

(2)	Michael Zoccoli was promoted into his current position January 1, 2008.

Annual Incentive Compensation

Our executive officers participate in an incentive compensation program (ICP). The Celera program is a variable annual bonus plan based on the achievement of pre-determined financial and business objectives and also includes a discretionary amount for personal out-performance and contribution. The objective of the Celera program is to provide a competitive and performance based earnings opportunity that fluctuates year to year based on specific business and individual achievements.

Awards under our program will be determined by multiplying an individual’s salary earned during the fiscal year by the following (each expressed as a percentage):

•	the target bonus level for the position, by

•	the business performance of the company (the business modifier), by

•	the individual’s performance (the personal modifier).

This formula takes into consideration both business and individual performance and reflects the strong teamwork orientation of our company.

Target Bonus Level. We conduct an assessment of competitive target incentive compensation levels annually based on the practices of the relevant peer group and an internal determination of the value of the role of each executive officer to the organization. Management may recommend changes in the incentive plan targets for an executive officer. These targets will be expressed as a percentage of base salary.

The fiscal 2008 targets for each of the Named Executive Officers were as follows:

Kathy Ordoñez	95%
Joel Jung	45%
Thomas White	60%
Stacey Sias	45%
Michael Zoccoli	45%

Business Modifier. We identify specific business performance criteria that we believe contribute to increasing and maintaining stockholder value. The target and target performance for each criterion are established at the beginning of the fiscal year by the Compensation Committee and reviewed by the Compensation Committee against actual performance at the conclusion of the fiscal year.

For fiscal year 2008, the Compensation Committee established goals for revenue, earnings before interest and taxation (EBIT), cash flow and business goals (including quality systems and controls, product development and discovery, partnering and marketing, and acquisition integration measures). Each target carried a 25% weight.

At the August 2008 Board meeting, the Compensation Committee reviewed the fiscal 2008 results against the targets and approved a business modifier of 108.1%.

(Dollar amounts in millions)	Target	Actual	Percent Achieved	Weight	Earned Payout
Revenue	$150.6	$139.4	92.6%	25%	23.2%
EBIT	$(15.1)	$(14.5)	104.1%	25%	26.0%
Cash flow	$(12.4)	$(1.0)	150.0%	25%	37.5%
Business goals			85.6%	25%	21.4%

Total					108.1%

Personal Modifier. Following the end of the fiscal year, Ms. Ordoñez, based on her review of the individual performance of each executive officer other than herself over the course of the year, proposed to the Compensation Committee a subjective personal modifier to reflect each executive’s personal performance and contribution (either positive or negative) to the overall business results. Using similar criteria, the Compensation Committee made a decision on the personal modifier applicable to Ms. Ordoñez.

Ms. Ordonez completed individual performance appraisals for each of her direct reports and reviewed their performance and contributions against their own personal, department and company goals. She took into account their contribution to the successful acquisitions of Atria and Berkeley HeartLab as well as the work associated with separating Celera from Applied Biosystems.

The table below summarizes the ICP awards for Ms. Ordoñez and the other Named Executive Officers for fiscal 2008. These award amounts took into consideration actual base salary earned during the period, the individual’s target bonus, the applicable business modifier as approved by the Compensation Committee and the discretionary personal modifiers recommended by Ms. Ordoñez for the other Named Executive Officers. With regard to Ms. Ordoñez, the Compensation Committee determined a discretionary personal modifier of 120% based on her performance, Company performance, and the Compensation Committee’s overall satisfaction with Ms. Ordoñez’s management and leadership of the Company, including her contributions to the successful acquisitions of Atria and Berkeley HeartLab and her contributions to the separation of Celera from Applied Biosystems.

	Base Salary	Target Bonus	Target ICP Budget	Business Modifier	Personal Modifier	Total ICP Amount
Kathy Ordoñez	$589,628	95%	$560,147	108.1%	120%	$726,622
Joel Jung	$259,615	45%	$116,827	108.1%	102%	$128,816
Thomas White	$380,753	60%	$228,452	108.1%	101%	$249,426
Stacey Sias	$303,443	45%	$136,549	108.1%	106%	$156,466
Michael Zoccoli	$279,385	45%	$125,723	108.1%	106%	$144,061

Long-term and Equity Incentive Compensation

We provide executives with various forms of equity incentives that generally vest over multiple years and, in some cases, vest based on pre-established business or stock price performance goals. In fiscal 2008, the Company utilized an equity incentive strategy with the following primary objectives:

•	to provide executives with a financial stake in the Company designed to increase management’s focus on shareholder value;

•	to align the rewards and compensation outcome of executives with the variability of the performance of the stock;

•	to achieve a higher return on equity expense by focusing award participation on those individuals with a clear capability to drive growth in value; and

•	to provide market competitive earning opportunities commensurate with job responsibility, individual contribution, and Company performance.

This strategy uses a combination of stock options and performance-vested restricted stock units which may be awarded in various proportions and in alternating grant cycles. We believe that awarding a combination of equity vehicles to our senior executives best addresses and supports various objectives, including improving shareholder return, maintaining employee retention, increasing top-line (revenue) growth, and delivering operational excellence.

Restricted Stock Units. In fiscal 2006, Applied Biosystems introduced a performance-based restricted stock unit program. The restricted stock units represent the right to receive one share of Celera stock at the time they vest. The restricted stock units vest in three increments of up to 16.67% of the total grant based on the attainment of revenue objectives for Celera for fiscal years 2007, 2008, and 2009, and a fourth increment of up to 50% of the total grant based on profitability objectives for Celera for fiscal years 2008 and 2009. The threshold, target, and out-performance levels of attainment were based on business plan forecasts established at the time these restricted stock units were granted.

We determined that revenue was an appropriate metric because of the top line growth initiatives for Celera. In addition, a profit metric was used for the third year of the performance cycle to coincide with the objective to achieve profitability during fiscal 2008 and 2009.

The results of the 2006 performance stock unit programs for fiscal 2008 were as follows:

(Dollar amounts in millions)	Threshold	Target	Out-Performance	Result
Revenue	$57.5	$67.7	$77.9	$62.5

At the August 2008 Board meeting, the Compensation Committee determined that Celera had lagged in its performance target for fiscal 2008; and, therefore, the Compensation Committee approved the restricted stock unit vesting of an amount equal to 92.3% of the target award for the fiscal year, corresponding to approximately 15.0% of each grant, which is less than the full 16.67% increment of the grant tied to fiscal 2008 performance. The value of the awards vesting in respect of fiscal 2008 results is shown for each Named Executive Officer in the table below entitled “Outstanding Equity Awards as of the End of Fiscal 2008.” The vesting of the remaining portion of these grants will be determined following the conclusion of the fiscal period beginning July 1, 2008.

Fiscal Period Beginning July 1, 2008. As noted above, the performance objectives with respect to the restricted stock units corresponding to Celera stock vesting in the fiscal period beginning July 1, 2008 were established at the time of the original grant in fiscal 2006. These goals, which were intended to be meaningful but not onerous, were based on business plan forecasts at the time of grant.

2008 Performance Share Units. We continue to believe that it is in the Company’s best interest to grant performance share units to certain management and other employees in order to achieve the Company’s long-term growth objectives and to align employee and shareholder interests. We consider the grant of performance share units to the Named Executive Officers and other employees in conjunction with, or alternating with, periodic grants of performance-based restricted stock units and, potentially, other long-term incentive vehicles. This methodology is intended to balance the growth oriented incentive of stock options and stock price appreciation with the retention and share ownership qualities of stock grants.

The Applied Biosystems Board of Directors, Management Resources Committee (MRC) granted Celera’s 2008 Performance Share Units at its meeting in January 2008.

The Performance Share Unit grants for Ms. Ordoñez and the other Named Executive Officers considered the value of other equity grants and the retentive value of the executive’s compensation package as a whole.

The number of Performance Share Units granted to each of the Named Executive Officers in fiscal 2008 is set forth below:

Performance Share Units Celera Stock
Kathy Ordoñez	100,000
Joel Jung	19,000
Thomas White	25,000
Stacey Sias	22,000
Michael Zoccoli	25,000

At the August 2008 Board meeting, the Compensation Committee determined that Celera had achieved its performance target for fiscal 2008; and, therefore, the Compensation Committee approved the performance share unit vesting for each grant; an amount equal to 115% of the target award for the fiscal year, corresponding to approximately 12.46% of each grant, which is less than the full 13.00% increment of the grant tied to fiscal 2008 performance. The value of the awards vesting in respect of fiscal 2008 results is shown for each Named Executive Officer in the table below entitled “Outstanding Equity Awards as of the End of Fiscal 2008.” The vesting of the remaining portion of these grants will be determined following the conclusion of the fiscal period beginning July 1, 2008, and calendar years 2009, 2010 and 2011.

The results of the 2008 Performance Share Unit program for fiscal 2008 were as follows:

(Dollar amounts in millions)	Threshold	Target	Out-Performance	Result
Revenue	$57.3	$60.8	$64.2	$62.5
Gross margin	68.0%	70.0%	72.0%	74.8%

Benefits and Perquisites

We offer a competitive level of benefits to executives as part of our total executive compensation program. These benefits are intended to help recruit and retain senior executives. We will review our benefit programs on a periodic basis by benchmarking against the relevant peer group companies, reviewing published survey information, and obtaining advice from various independent benefit consultants.

The following programs are available to all eligible Celera employees, including our executive officers:

•	medical, dental, vision, life insurance, and disability coverage;

•	tax-qualified 401(k) savings plan;

•	paid time off and holidays;

•	a non-qualified excess benefit plan for all employees who are affected by the maximum limits on contribution limits allowable in tax-qualified benefit plans under the Internal Revenue Code; and

•	a non-qualified deferred compensation plan to provide tax deferred savings opportunities for eligible employees.

In addition, during fiscal 2008 we provided annual physicals, car allowance and financial and tax planning services to some of our executive officers under the Applied Biosystems program. In July 2008, we discontinued the car allowance and financial and tax planning benefits.

Potential Payments upon Termination of Employment

Our executive officers are not covered under our general employee severance policy. Any severance benefits payable to them in the event of termination of employment will be determined by the Compensation Committee on a case-by-case basis in its discretion consistent with our prior practices and the treatment of other similarly situated executives.

We have provided a change in control agreement to Ms. Ordoñez. This agreement is intended to provide transition income in the event the executive’s position is eliminated as a result of a change in control. In light of Ms. Ordoñez’s critical role in evaluating strategic opportunities, including those that may result in a change in control and possible job redundancy, it is very important to the Company and its stockholders that Ms. Ordoñez be able to evaluate the transaction from the perspective of the best interests of the Company and its stockholders. In addition, the Compensation Committee believes that this agreement is a competitive requirement to attracting and retaining highly-qualified senior executives, such as Ms. Ordoñez. This agreement is described in further detail below in this section under the heading “Potential Payments upon Termination or Change in Control.”

Effective July 1, 2008, the Board adopted a change of control policy that would provide severance to our executive officers in the event that they are terminated following a change of control of Celera without cause or leave Celera with good reason within two years of the change of control. Our executive officers other than our CEO would receive severance in the amount of 24 months of base pay plus targeted bonus and health care/dental benefits, and our CEO would receive severance in the amount of 36 months of base pay plus targeted bonus and health care/dental benefits. The change of control policy replaces the benefits that Ms. Ordoñez had under her change of control agreement. This policy is intended to help alleviate both the negative effects on productivity during the uncertainty of a change in control and the transition period that follows a change in control and the potential for economic hardship of affected employees. The Compensation Committee also believes that this policy is a competitive requirement to attracting and retaining highly-qualified senior executives. Although the Company did not engage a consultant to formally propose a recommendation of our change in control policy, our Vice President of Human Resources and Administration did work with J. Richards & Co. to review the change in control policy. Our Vice President of Human Resources and Administration reviewed the public filings of executive compensation data from a list of competitors (which included Decode Genetics, Inc., Luminex Corp., Monogram Biosciences, Inc., Myriad Genetics, Inc., and Sequenom, Inc.), and together with some general guidance from J. Richards & Co. and its knowledge of current trends in executive packages, Mr. Arata recommended the design, conditions and payout amounts of the change in control policy to the Compensation Committee. In addition, J. Richards & Co. reviewed the change in control policy and believes the policy is competitive and in line with the current practice of our competitors.

Executive Officer Compensation

The compensation amounts set forth below represent compensation paid to our named executive officers (as defined below) in fiscal 2008 and 2007 in connection with their service to Celera. The compensation and benefits provided to our executive officers by us may differ from the compensation and benefits previously provided to the executive officers by Applied Biosystems.

Following the split-off, we have developed compensation programs for each of our executive officers, more detailed descriptions of which can be found above under the heading “Compensation Discussion and Analysis.”

Summary Compensation Table for Fiscal Years 2008 and 2007

The following table provides information about the compensation provided to our Named Executive Officers in fiscal 2008 and 2007:

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)
Kathy Ordoñez	2007	567,000	—	377,740	86,969	713,604	—	38,158	1,783,471
President and Chief Executive Officer	2008	589,628	—	552,423	208,725	726,622	—	41,372	2,118,770

Joel R. Jung	2007	206,730	—	81,921	79,093	85,735	—	35,529	489,008
Vice President, Chief Financial Officer and Treasurer	2008	259,615	—	113,974	115,903	128,816	—	13,800	632,108

Thomas J. White	2007	377,374	—	132,362	28,900	263,449	—	31,250	833,335
Chief Scientific Officer and Vice President, Research	2008	380,753	—	124,552	69,575	249,426	—	36,167	860,473

Stacey R. Sias	2007	288,981	—	64,732	34,788	155,800	—	35,261	579,562
Vice President and Chief Business Officer	2008	303,443	—	97,720	83,491	156,466	—	33,935	675,055

Michael A. Zoccoli	2007	229,077	—	41,528	14,495	124,365	—	25,702	435,167
General Manager Products	2008	279,385	—	89,577	34,786	144,061	—	30,523	578,332

(1)

Represents the dollar amount recognized for financial reporting purposes with respect to the fiscal year for awards of restricted stock units, stock options, and performance units granted during the year and prior fiscal years, as determined in accordance with SFAS No. 123R, except that estimates of forfeitures related to service-based vesting conditions have been disregarded in accordance with SEC rules. Refer to Note 7 to the combined financial statements in this Form 10-K for the assumptions made in determining SFAS No. 123R values. These amounts do not necessarily reflect the amounts to be ultimately received by the recipient.

(2)	Amounts shown reflect annual incentive bonus awards earned by the Named Executive Officers for 2008 under our incentive compensation program, which is discussed above, under “Compensation Components — Annual Incentive Compensation.”

(3)	The amounts in this column consist of the following:

Name	Fiscal Year	Contributions Related to Employee Savings Plans ($) (a)	Tax Gross-ups ($) (b)	Other Benefits ($) (c)	Total ($)
Kathy Ordoñez	2007	18,167	749	19,242	38,158
	2008	17,943	1,119	22,310	41,372

Joel Jung	2007	15,612	—	19,917	35,529
	2008	13,800	—	—	13,800

Thomas White	2007	15,501	749	15,000	31,250
	2008	15,738	729	19,700	36,167

Stacey Sias	2007	15,040	—	20,221	35,261
	2008	15,935	—	18,000	33,935

Michael Zoccoli	2007	13,702	—	12,000	25,702
	2008	17,128	—	13,395	30,523

(a)	Reflects contributions under the Applied Biosystems Employee Savings Plan and the savings plan component of the Applied Biosystems Excess Benefit Plan.

(b)	Reflects a reimbursement for taxes associated with income recognized by the executive as a result of excess liability insurance.

(c)

Reflects the aggregate incremental cost of providing various perquisites and other personal benefits to each of the named individuals. These perquisites and personal benefits, which are valued at the actual cost, consist of: financial and tax planning, excess liability insurance, car allowances, and annual executive physical examinations.

Grants of Plan-Based Awards in Fiscal 2008

The following table below provides information about stock options, restricted stock units, and incentive compensation awards granted to the Named Executive Officers in fiscal 2008.

Name	Grant Date	Approval Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (3)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Kathy Ordoñez			56,015	560,147	1,260,331
	1/17/08	1/17/08				80,000	100,000	120,000				1,851,000

Joel Jung			11,683	116,827	262,860
	1/17/08	1/17/08				15,200	19,000	22,800				351,690

Thomas White			22,845	228,452	514,017
	1/17/08	1/17/08				20,000	25,000	30,000				462,750

Stacey Sias			13,655	136,549	307,236
	1/17/08	1/17/08				17,600	22,000	26,400				407,220

Michael Zoccoli			12,572	125,723	282,877
	1/17/08	1/17/08				20,000	25,000	30,000				462,750

(1)	These amounts reflect the range of possible payouts under the Company’s Incentive Compensation Program for fiscal 2008 as described above in the section entitled “Compensation Components — Annual Incentive Compensation” in the “Compensation Discussion and Analysis.” The payment for fiscal 2008 performance has been made based on the metrics described, and is shown in the “Summary Compensation Table” in the column entitled “Non-Equity Incentive Plan Compensation.”

(2)

These amounts reflect a grant of restricted stock units the under the Company’s Celera Group Amended and Restated 1999 Stock Incentive Plan (the “CRA Plan”), as described in the section entitled “Compensation Components-Long-term and Equity Incentive Compensation” in the “Compensation Discussion and Analysis.” The amounts in each column reflect the aggregate threshold, target and maximum payouts over the term of the grants. The dollar amounts recognized for these grants are shown in the “Summary Compensation Table” in the columns entitled “Stock Awards.” Prior to the vesting of the restricted stock units, no officers will be deemed to be the holder of or have any rights of a holder with respect to the shares of Celera Corporation stock deliverable on the vesting of the restricted stock units.

(3)	Represents the grant date fair value of each award computed in accordance with SFAS No. 123R. Refer to Note 7 to our combined financial statements under the caption “Share-Based Compensation” for fiscal year ended June 30, 2008 for the assumptions made in determining SFAS No. 123R values.

Outstanding Equity Awards as of the End of Fiscal 2008

The following table provides information about equity awards granted to each of the Named Executive Officers with respect to Celera Group stock that were outstanding as of the last day of our 2008 fiscal year.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)
Kathy Ordoñez	40,000	(8)				42.31	12/1/2010			54,000	(10)	613,440
	11,300	(8)				31.50	3/26/2011			36,000	(11)	408,960
	28,000	(8)				18.89	4/8/2012			100,000	(3)	1,136,000
	75,000	(8)				19.47	4/19/2012
	12,500	(8)				19.47	4/19/2012
	12,500	(8)				19.47	4/19/2012
	95,000	(8)				9.13	3/24/2013
	76,000	(8)				10.78	6/17/2014
	112,500	(7)	37,500	(7)		10.15	6/2/2015
	37,500	(2)	112,500	(2)		15.32	1/30/2017

Joel Jung	12,500	(9)	37,500	(9)		13.84	8/21/2016			16,000	(12)	181,760
	8,750	(2)	26,250	(2)		15.32	1/30/2017			19,000	(4)	215,840

Thomas White	30,000	(8)				60.69	11/16/2010			20,000	(13)	227,200
	8,000	(8)				31.50	3/26/2011			25,000	(5)	284,000
	15,000	(8)				18.89	4/8/2012
	10,000	(8)				19,47	4/19/2012
	20,000	(8)				9.13	3/24/2013
	14,000	(8)				10.78	6/17/2014
	21,000	(7)	7,000	(7)		10.15	6/2/2015
	12,500	(2)	37,500	(2)		15.32	1/30/2017

Stacey Sias	6,500	(8)				39.45	11/16/2010			16,000	(14)	181,760
	5,300	(8)				18.89	4/8/2012			22,000	(6)	249,920
	7,700	(8)				9.13	3/24/2013
	8,000	(8)				10.78	6/17/2014
	21,750	(7)	7,250	(7)		10.15	6/2/2015
	15,000	(2)	45,000	(2)		15.32	1/30/2017

Michael Zoccoli	6,500	(8)				18.89	4/8/2012			10,000	(15)	113,600
	1,900	(8)				9.13	3/24/2013			25,000	(5)	284,000
	8,000	(8)				10.78	6/17/2014
	15,000	(7)	5,000	(7)		10.15	6/2/2015
	6,250	(2)	18,750	(2)		15.32	1/30/2017

(1)	The market price used for calculations in this column is $11.36, which was the closing price of a share of Celera Group stock on the last trading day of our 2008 fiscal year.

(2)	25% of this option vests on each of January 30, 2008, January 30, 2009, January 30, 2010 and January 30, 2011.

(3)

Up to 13% of this performance-based restricted stock unit award potentially vests on June 30, 2008 and up to 29% of the award potentially vests on each of June 30, 2009, June 30, 2010 and June 30, 2011, based on the level of achievement of performance goals.

(4)

Up to 2,470 shares of common stock underlying this performance-based restricted stock unit award potentially vest on June 30, 2008 and up to 5,510 shares of common stock underlying the award potentially vest on each of June 30, 2009, June 30, 2010 and June 30, 2011, based on the level of achievement of performance goals.

(5)

Up to 3,115 shares of common stock underlying this performance-based restricted stock unit award potentially vest on June 30, 2008 and up to 7,250 shares of common stock underlying the award potentially vest on each of June 30, 2009, June 30, 2010 and June 30, 2011, based on the level of achievement of performance goals.

(6)

Up to 2,860 shares of common stock underlying this performance-based restricted stock unit award potentially vest on June 30, 2008 and up to 6,380 shares of common stock underlying the award potentially vest on each of June 30, 2009, June 30, 2010 and June 30, 2011, based on the level of achievement of performance goals.

(7)	The last 25% (i.e. 5,000 shares) of this grant will vest on June 2, 2009.

(8)	These grants are fully vested.

(9)	25% of this option vests on each of August 21, 2007, August 21, 2008, August 21, 2009 and August 21, 2010

(10)	Up to 54,000 shares of common stock underlying this performance-based restricted stock unit award potentially vest on June 30, 2009 based on the level of achievement of the performance goals.

(11)

Up to 18,000 shares of common stock underlying this performance-based restricted stock unit award potentially vest on June 30, 2008 and up to 18,000 shares of common stock underlying this performance-based restricted stock unit award potentially vest on June 30, 2009 based on the level of achievement of the performance goals.

(12)

Up to 3,200 shares of common stock underlying this performance-based restricted stock unit award potentially vest on June 30, 2008 and up to 12,800 shares of common stock underlying this performance-based restricted stock unit award potentially vest on June 30, 2009 based on the level of achievement of the performance goals.

(13)

Up to 4,000 shares of common stock underlying this performance-based restricted stock unit award potentially vest on June 30, 2008 and up to 16,000 shares of common stock underlying this performance-based restricted stock unit award potentially vest on June 30, 2009 based on the level of achievement of the performance goals.

(14)

Up to 3,200 shares of common stock underlying this performance-based restricted stock unit award potentially vest on June 30, 2008 and up to 12,800 shares of common stock underlying this performance-based restricted stock unit award potentially vest on June 30, 2009 based on the level of achievement of the performance goals.

(15)

Up to 2,000 shares of common stock underlying this performance-based restricted stock unit award potentially vest on June 30, 2008 and up to 8,000 shares of common stock underlying this performance-based restricted stock unit award potentially vest on June 30, 2009 based on the level of achievement of the performance goals.

Options Exercised and Stock Vested in Fiscal 2008

The following table provides information about the value realized by each of the Named Executive Officers on exercises of stock options and the vesting of restricted stock units and stock awards with respect to Celera Group stock during fiscal 2008.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Kathy Ordoñez	—	—	15,284	202,054
Joel Jung	—	—	2,717	35,919
Thomas White	—	—	3,396	44,895
Stacey Sias	—	—	2,717	35,919
Michael Zoccoli	—	—	1,698	22,447

(1)	Amounts are based on the average of the high and low sales prices of Celera Group stock on the day the stock vested.

Nonqualified Deferred Compensation as of the End of Fiscal 2008

The following table provides information as of the end of our 2008 fiscal year with respect to our Deferred Compensation Plan and savings component of our Excess Benefit Plan for each of the Named Executive Officers.

Name	Plan Name	Executive Contributions in Fiscal 2008 ($)	Registrant Contributions in Fiscal 2008 ($) (1)	Aggregate Earnings in Fiscal 2008 ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at End of Fiscal 2008 ($) (2)
Kathy Ordoñez	Deferred Compensation Plan	—	—	(36,304)	—	1,235,884
	Excess Savings Plan	—	2,000	(2,642)	—	61,420

Joel Jung	Deferred Compensation Plan	—	—	—	—	—
	Excess Savings Plan	—	—	—	—	—

Thomas White	Deferred Compensation Plan	—	—	16,279	—	458,612
	Excess Savings Plan	—	2,000	(1,383)	—	36,119

Stacey Sias	Deferred Compensation Plan	—	—	(68,601)	(113,983)	416,948
	Excess Savings Plan	—	2,000	(217)	—	12,704

Michael Zoccoli	Deferred Compensation Plan	17,248	—	(5,445)	—	69,993
	Excess Savings Plan	—	1,214	69	—	2,942

(1)	The amounts in this column are included in the “Summary Compensation Table” in the column entitled “All Other Compensation” as a portion of the contributions related to employee savings plans.

(2)

Of the amounts in this column, the following are the total amounts that have been reported in the “Summary Compensation Table” over all previous years in which the Named Executive Officer appeared in such table.

Name	Previous Years ($)
Kathy Ordoñez	1,297,304
Joel Jung	—
Thomas White	—
Stacey Sias	—
Michael Zoccoli	—

Deferred Compensation Plan

Our Board of Directors has adopted a deferred compensation plan similar to the Applied Biosystems Deferred Compensation Plan. We do not make any contributions to the plan or pay “above market” interest on deferred compensation. Amounts deferred are credited to individual accounts under the plan. Participants are able to direct the investment of their accounts among various measurement funds. These funds may change from time to time and include domestic and international equity, income, and blended funds. The deferred compensation plan also administers account balances previously deferred under Applied Biosystems’ deferred compensation plan, which have been transferred to the Company following the split-off.

Participants are fully vested in the amounts credited to their accounts in the plan. These amounts will be paid on the earliest of:

•	a pre-retirement distribution date designated by the participant with respect to the amounts deferred each year; or

•	termination of the participant’s employment.

Payment may be made in a lump sum or in installments over a period of up to 15 years, depending on the terms of the plan and the participant’s payment election.

Excess Savings Plan

Our Board of Directors has adopted an excess savings plan similar to the Applied Biosystems Excess Benefit Plan to provide for benefits based on the matching contributions that we cannot make to the accounts of participants in our 401(k) Savings Plan by reason of the Internal Revenue Code limit on tax-deferred contributions to qualified plans. The excess savings plan also administers benefits under Applied Biosystems Corporation’s non-qualified deferred compensation plans, which have been transferred to the Company following the split-off. Pursuant to the excess savings plan, we credit participants’ accounts in the plan with an amount equal to the matching contributions that we would have made to the 401(k) Savings Plan but for the limitations of the Internal Revenue Code.

Potential Payments Upon Termination or Change in Control

Severance Arrangements

We do not have individual severance arrangements with any of our executive officers, and they are not covered under our general employee severance policy. Severance benefits payable to our executive officers will be determined by the Compensation Committee on a case-by-case basis consistent with our prior practices and the treatment of other similarly situated executives.

Potential Payments Upon a Change in Control

At the end of fiscal 2008 Ms. Ordoñez was under a change in control agreement with Applied Biosystems Corporation. This agreement contained a “double trigger” meaning payments are made only if the executive suffers a covered termination of employment following a change of control; executives do not receive payments under the agreements upon a change in control alone. Ms. Ordoñez’s agreement provides for the payment of the severance benefit described below in connection with the termination of employment following a change in control of the Company.

Termination by the Company for Cause or Termination by the Named Executive Officer Other Than for Good Reason

If during the 36 month period commencing on the date of a change in control, and any extension as provided below (the “Period of Employment”), we terminate Ms. Ordoñez’ employment for cause or if she terminates her employment other than for good reason, we will pay or provide:

•	accrued annual base salary and benefits through the end of the month in which the termination of employment occurs, and

•	a pro rated payment under our Incentive Compensation Program.

The 36 month period of employment will be automatically extended by one week for each week in which Ms. Ordoñez’ employment continues after the change in control, but will terminate on the earlier of

•	Ms. Ordoñez reaching age 65 or taking early retirement under any of our retirement plans,

•	Ms. Ordoñez’ disability or death, or

•	the termination of Ms. Ordoñez’ employment by the Company for cause or by Ms. Ordoñez without good reason.

Termination by the Company without Cause or by the Named Executive Officer for Good Reason

If during the Period of Employment we terminate Ms. Ordoñez’ employment with the Company without cause or she terminates her employment with the Company for good reason, we will pay or provide:

•	accrued annual base salary and benefits through the end of the month in which the termination of employment occurs,

•	a pro rated payment under our incentive compensation program,

•	a lump sum equal to the greater of (1) her cash compensation (as described below) for the remainder of the Period of Employment or (2) two times her cash compensation,

•

continued participation at active-employee rates for the greater of two years or the remainder of the Period of Employment in the Company’s welfare benefit plans (or substantially identical benefits if continued participation is not possible),

•	three additional years of service credit under the Company’s non-qualified plans, and

•	full vesting of any restricted stock and stock options.

Cash compensation is the sum of annual base salary plus the greatest of:

•	the average of the amount of incentive compensation for the last three completed fiscal years immediately prior to termination of employment,

•	the target amount of Ms. Ordoñez’ incentive compensation for the fiscal year in which the termination of employment occurs, or

•	Ms. Ordoñez’ target amount for the fiscal year in which the change in control occurs.

A change in control generally means the occurrence of any of the following:

•

a tender offer or exchange offer (other than an offer by the Company), is made for common stock representing more than 25% of the outstanding voting securities of the Company entitled to vote generally in the election of directors,

•

any person (other than the Company, a subsidiary of the Company, or an employee benefit plan sponsored by the Company or its subsidiary), acquires common stock representing more than 25% of such combined voting power,

•	during any two year period, a majority of the incumbent directors or incumbent Board-approved directors ceases to remain on the Board, or

•	the stockholders approve the sale of all or substantially all of the stock or assets of the Company.

Good reason generally includes:

•	an adverse change in status or position,

•	a reduction by the Company in base salary,

•	a material reduction in total annual compensation,

•	the failure by the Company to continue in effect any benefit plan in which Ms. Ordoñez was participating at the time of the change in control, or

•	a decision by the Company causing Ms. Ordoñez’ principal place of business to be based more than fifty miles from her principal place of business immediately prior to the change in control.

Cause generally includes:

•	the wilful and continued failure by Ms. Ordoñez to perform substantially her duties with the Company, or

•

the wilful engaging by Ms. Ordoñez in illegal conduct which is materially and demonstrably injurious to the Company. The amounts payable upon a termination by the Company without cause or by the executive for good reason are not subject to reduction or mitigation as a result of employment of the executive elsewhere after the date of termination.

If any amounts due to Ms. Ordoñez under the change in control agreement, under the terms of any benefit plan, or otherwise payable by us are subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, we will pay her an additional amount such that she will retain the same net after tax amount as if no excise tax had been imposed.

The table below was prepared as though a change in control occurred and the Named Executive Officer’s employment was terminated as of June 30, 2008, the last business day of our 2008 fiscal year, and using the closing share prices of Celera Group common stock as of that day.

Name	Cash Severance Payment ($) (1)	Benefit Plans ($) (2)	Options ($) (3)	Performance Units ($) (3)	Excise Tax Gross-up ($) (4)	Total ($)

Kathy Ordoñez

Termination for cause or without good reason	—	—	—	—	—	—

Termination without cause or for good reason	3,621,384	33,216	45,375	2,158,400	951,164	6,809,539

(1)

Assumes, in the case of termination for cause or without good reason, that no incremental cash severance amounts would be payable as amounts payable under the Company’s Incentive Compensation Program would accrue as of the last day of the fiscal year regardless of reason for termination of employment. In the case of termination without cause or for good reason, the severance payment equals three times fiscal 2008 base salary plus three times the average incentive compensation plan award for fiscal 2005, 2006 and 2007.

(2)	Reflects three times the sum of (a) the annual Company cost for medical, dental, and life insurance, plus (b) the maximum annual Company contribution to the Company’s Employee 401(k) Savings Plan.

(3)

The value of stock options and performance units assumes that all outstanding awards as of June 30, 2008 were immediately vested upon the change in control, regardless of whether termination of employment, for any reason, has occurred, as provided under the Celera Group stock incentive plans and Performance Unit Bonus Plan. In the case of stock options, the value is based on the number of outstanding shares deemed vested, multiplied by the applicable closing share price on June 30, 2008, minus the aggregate exercise price of the stock options. In the case of the performance units, the value assumes the payment of the balance of amounts payable with respect to previously vested performance units plus amounts payable with respect to previously unvested units.

(4)	Reflects an estimate of excise tax liability occurring as a result of the total benefits.

Director Compensation

For fiscal year 2008, our directors did not receive compensation for their services.

Celera adopted a director compensation policy, which became effective as of July 1, 2008. Pursuant to the policy, each non-employee director shall receive an annual cash retainer of $45,000. The Chairman of the Board and committee chairs shall receive the following additional cash compensation, which amounts are added to their annual cash retainers: Chairman of the Board — $45,000; Audit and Finance Committee — $15,000; Compensation Committee — $10,000 and Nominating and Corporate Governance Committee — $10,000. Pursuant to the policy, new Celera non-employee board members shall receive an initial option grant of 30,000, with a three-year vesting schedule, and an annual option grant of 20,000, with a one-year vesting schedule.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Before the split-off, all of the outstanding shares of our common stock were held beneficially and of record by Applied Biosystems. The following table sets forth, as of August 29, 2008, information concerning the beneficial ownership of our common stock by:

•	each person or entity known to us who beneficially owned more than five percent of the outstanding shares of our common stock;

•	each person who was one of our directors or named executive officers; and

•	as a group, all persons who were our directors and executive officers.

Based on information furnished to us or on filings made under the Exchange Act by or on behalf of such person or entity, except as otherwise indicated in the footnotes below, we believe that each person or entity has sole voting and investment power with respect to the shares of common stock set forth opposite such person’s or entity’s name. Beneficial ownership is determined in accordance with the rules of the SEC and generally attributes beneficial ownership of securities to persons who possess sole or shared voting or investment power with respect to such securities. Shares of our common stock subject to options that are currently exercisable for shares of our common stock or other securities evidencing the right to receive shares of our common stock that are vested, or that will be exercisable for shares of our common stock or that will vest within 60 days after August 29, 2008, are deemed to be outstanding and beneficially owned by the person holding such options or other securities for the purpose of computing the percentage ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Except as otherwise noted below, the address for each person listed in the following table is: Celera Corporation, 1401 Harbor Bay Parkway, Alameda, California, 94502.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
5% STOCKHOLDERS
Wellington Management Company, LLP	10,177,741	(1)	12.7	(1)
75 State Street Boston, MA 02109
FMR LLC	9,579,868	(2)	11.9	(2)
82 Devonshire Street Boston, MA 02109
AXA Assurances I.A.R.D. Mutuelle	8,242,740	(3)	10.3	(3)
25 Avenue Matignon 75008 Paris, France

DIRECTORS AND EXECUTIVE OFFICERS
Richard H. Ayers	43,795	(4) (5)	*
Jean-Luc Bélingard	49,779	(5)	*
William G. Green	—		*
Peter Barton Hutt	—		*
Gail K. Naughton	—		*
Bennett M. Shapiro	—		*
Kathy Ordonez	741,062	(6)	*
Joel R. Jung	70,600	(6)	*
Stacey R. Sias	108,520	(6)	*
Thomas J. White	220,570	(6)	*
Michael A. Zoccoli	72,060	(6)	*
All directors and officers as a group (13 persons) (7)	1,417,942	(6)	1.8

*	Less than 1% of the outstanding shares of our common stock.

(1)	Based on Schedule 13G filed with the SEC by the beneficial owner on August 11, 2008, which reports holdings as of July 31, 2008. Of the 10,177,741 aggregate shares beneficially owned, Wellington Management Company, LLP reported having shared dispositive power of 10,088,841 shares and shared voting power of 7,564,162 shares.

(2)	Based on the Portfolio Holdings Listing of the Fidelity Growth Company Fund as of July 31, 2008.

(3)	Based on Schedule 13G filed with the SEC by the beneficial owner on August 11, 2008, which reports holdings as of July 31, 2008. Of the 8,242,740 aggregate shares beneficially owned, AXA Assurances I.A.R.D. Mutuelle reported having sole dispositive power of 8,242,740 shares and sole voting power of 7,206,834 shares.

(4)	Includes 7,045 shares of Celera stock held by the Suzanne L. Ayers Living Trust, a trust for the benefit of Mr. Ayers’ wife, of which Mr. Ayers is a co-trustee. Includes 3,725 shares of Celera stock held by the Richard H. Ayers Living Trust, a trust for the benefit of Mr. Ayers, of which Mr. Ayers is a co-trustee. Does not include 3,386 units representing full shares of Celera stock deferred by Mr. Ayers. No voting power exists with respect to these deferred share units.

(5)	Includes for each of Messrs. Ayers and Bélingard 1,000 shares of restricted Celera stock. Prior to vesting, these individuals have the right to vote but may not sell or otherwise transfer these shares.

(6)	Includes restricted stock units, or RSUs, each of which represents the right to receive one share of Celera stock at the time the RSU vests. Prior to the vesting of the RSUs, the recipient will not be deemed to be the holder of or have any of the rights of a holder with respect to any shares of stock deliverable with respect to the RSUs.

(7)	Based on 80,294,789 shares of our common stock outstanding as of August 29, 2008.

For information on our equity compensation plans, see Item 11 of this annual report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

OUR RELATIONSHIP WITH APPLIED BIOSYSTEMS FOLLOWING THE SPLIT-OFF

Prior to July 1, 2008, we were a wholly owned business segment of Applied Biosystems, formerly known as Applera. Since 1999, the relative performance of Celera has been reflected by the Celera Group tracking stock, a class of common stock of Applied Biosystems.

On May 8, 2008, Applied Biosystems’ Board of Directors approved the split-off of the Celera Group into an independent company. The split-off was effective on July 1, 2008, when each holder of Celera Group tracking stock received one share of Celera Corporation common stock.

The specific terms and conditions of the split-off were governed by a separation agreement between Applied Biosystems and us. In addition, we have entered into a number of other agreements with Applied Biosystems in connection with the split-off. These agreements include:

•	an operating agreement;

•	a tax matters agreement;

•	a transition services agreement; and

•	a master purchase agreement.

The material terms of the separation agreement and these other agreements are described below. Copies of the separation agreement, operating agreement, tax matters agreement, transition services agreement, and master purchase agreement are included as exhibits to this annual report on Form 10-K, and the summaries of these documents that follow are qualified in their entirety by reference to the full text of these documents.

Agreements Between Applied Biosystems and Us Relating to the Split-Off

Separation Agreement

The separation agreement sets forth the agreements between us and Applied Biosystems with respect to the principal corporate transactions that were required to effect the split-off, and a number of other agreements governing the relationship between us and Applied Biosystems following the split-off.

The Separation. Pursuant to the separation agreement, prior to the split-off, all of the assets attributed to the Celera Group were conveyed, licensed, assigned or otherwise transferred to us or one or more of our wholly owned subsidiaries, and all liabilities of the Celera Group were assumed by, or otherwise became the obligation or responsibility of, or the subject of indemnity by, us or one or more of our wholly owned subsidiaries.

In addition, we have agreed to indemnify Applied Biosystems against losses relating to or resulting from:

•	our failure to satisfy or otherwise discharge liabilities for which we are responsible;

•	our assets and liabilities;

•

failure to observe from and after the split-off date obligations under the separation agreement or any of the other documents entered into in connection with the split-off (except for our obligations under the tax matters agreement, which will be governed by that agreement);

•

the class action lawsuit relating to Applied Biosystems’ 2000 offering of shares of Celera stock, as well as other actions pending on the split-off date or that may arise in the future, to the extent such actions are ultimately determined to relate to or arise out of the Celera business, assets or liabilities;

•

liabilities resulting from the oversight and/or management of the businesses and affairs of Applied Biosystems or one or both of Celera or the Applied Biosystems Group prior to the redemption, but only to the extent that such liabilities arise out of or relate to the businesses, assets or liabilities of Celera prior to the redemption or Celera benefited from such oversight and/or management prior to the redemption; and

•	one-half of liabilities resulting from the split-off, the redemption and/or the registration statement.

Except as provided in the separation agreement or in any third-party agreement, there will be no restrictions on Applied Biosystems or us after the split-off. Ownership of, and all rights in all fields to, Applied Biosystems intellectual property will remain with the operating group responsible for prosecuting or maintaining such intellectual property.

Other matters governed by the separation agreement include joint insurance, non-solicitation of our and Applied Biosystems’ employees, indemnification of officers and directors, provision and retention of records, access to information, confidentiality, cooperation with respect to governmental filings, access to property, rights to corporate names, trademarks and other intellectual property rights and control of ongoing and future litigation.

Operating Agreement

The operating agreement includes operating principles that govern our and Applied Biosystems’ conduct concerning, and use of, specified instruments and other technologies used prior to the split-off by one or both of the Applied Biosystems and Celera Groups. A summary of these operating principles is set forth below.

Instruments. We will have continued access to Applied Biosystems’ current capillary electrophoresis, or CE, sequencers and associated consumables as they have been provided by Applied Biosystems in connection with the Abbott alliance. We will also have access to Applied Biosystems’ current and future CE sequencers and associated consumables in the same manner as other customers of Applied Biosystems. We expect to develop a new FDA-compliant diagnostic instrument based on Applied Biosystems’ CE technology. We will pay the costs of developing this new instrument, including any incremental costs incurred by Applied Biosystems.

Applied Biosystems is permitted to sell its CE sequencers to any end-user for any purpose. Applied Biosystems is also permitted to sell its CE sequencers as an original equipment manufacturer, or OEM, except that it will not be able to OEM the CE sequencers for commercialization of human diagnostic tests for specified conditions for a period of three years after the date of the split-off outside of Asia, Africa, the Middle East and South America. Applied Biosystems will generally not itself commercialize these same tests anywhere in the world, or enter into an agreement with a third party to co-promote or co-market CE sequencers to be used with these same tests outside of Asia, Africa, the Middle East and South America, for the same three-year period.

Applied Biosystems will be the preferred supplier of Celera’s next generation real-time instrument. If we and Applied Biosystems are unable to agree on terms for this instrument, we will be given access to Applied Biosystems’ intellectual property to the extent necessary to make or to have a next generation real-time system made for us by a third party.

There are no restrictions on development or commercialization of next generation sequencing instruments for either party.

Except for the restrictions under the supply agreement between Applied Biosystems and Abbott relating to the m2000TM system, Applied Biosystems is permitted to sell real-time instruments to any end user for any purpose. Except as provided under the Abbott supply arrangement, Applied Biosystems will not OEM real-time instruments to any third party for use in the human in vitro diagnostics, or HIVD, field unless the third party has obtained a license to Applied Biosystems real-time intellectual property in the HIVD field. However, the OEM customer can not commercialize human diagnostic tests for specified conditions on these instruments for a period of three years after the date of the split-off.

Reagents. In general, Applied Biosystems will not knowingly commercialize any sequence-specific primers and probes

•	for incorporation by a third party product manufacturer into its human diagnostic products, or

•	to a clinical laboratory for performing “home-brew” human diagnostic testing for performing testing for specified conditions for three years after the date of the split-off. This restriction does not apply to Asia, Africa, the Middle East or South America. In addition, Applied Biosystems will generally not itself commercialize, directly or through a distributor, analyte specific reagents, or ASRs, or human diagnostic kits for testing the same specified conditions for a period of three years after the date of the split-off.

We and Applied Biosystems have entered into a master purchase agreement for materials and other components used by us in products and services and in our research and development. For a more detailed description of the terms of the master purchase agreement, see below in this section under the heading “Agreements Between Applied Biosystems and Us Relating to the Split-Off — Master Purchase Agreement.”

Licensing. We and Applied Biosystems will work together in licensing specified Applied Biosystems intellectual property to third parties in the HIVD field. Revenues from these licenses will be shared equally between us and Applied Biosystems.

Other Provisions. Applied Biosystems will not have any rights to Celera’s proprietary diagnostic markers in the HIVD field, and there will be no restrictions on our ability to license our proprietary diagnostic marker intellectual property. We will not commercialize, directly or through a distributor, products in forensics and applied markets that incorporate intellectual property owned or controlled by Applied Biosystems, unless we obtain a license to the relevant intellectual property from Applied Biosystems on standard third-party terms.

In addition, the three-year time restrictions on Applied Biosystems described above would not apply to the commercialization of a competing product acquired as part of an acquisition of a third party by Applied Biosystems, nor would it prohibit an acquiror of Applied Biosystems from continuing to commercialize a competing product following an acquisition.

Tax Matters Agreement

The tax matters agreement with Applied Biosystems governs Applied Biosystems’ and our respective rights, responsibilities and obligations after the split-off with respect to taxes, including ordinary course of business taxes and taxes, if any, incurred as a result of any failure of the split-off, together with certain related transactions, to qualify as a tax-free exchange for U.S. federal income tax purposes within the meaning of Sections 355 and 368(a)(1)(D) of the Internal Revenue Code (including as a result of Section 355(e) of the Internal Revenue Code). Under the tax matters agreement, Applied Biosystems generally will be responsible for the payment of all income and non-income taxes attributable to our operations pre-split-off and we generally will be responsible for the payment of all income and non-income taxes attributable to our operations post-split-off. In addition, Applied Biosystems will pay us for certain available tax benefits resulting from U.S. federal and state tax credits and losses attributable to our business that arose prior to the split-off to the extent such credits are not first utilized by Applied Biosystems.

Notwithstanding the foregoing, under the tax matters agreement, we also generally will be responsible for any taxes imposed on Applied Biosystems that arise from the failure of the split-off, together with certain related transactions, to qualify as a tax-free exchange for U.S. federal income tax purposes within the meaning of Sections 355 and 368(a)(1)(D) of the Internal Revenue Code, if such failure to qualify is attributable to actions, events or transactions relating to our stock, assets or business, or a breach of the relevant representations or covenants made by us in the tax matters agreement. In addition, we generally will be responsible for a percentage of any taxes that arise from the failure of the split-off, together with certain related transactions, to qualify as a tax-free exchange for U.S. federal income tax purposes within the meaning of Sections 355 and 368(a)(1)(D) of the Internal Revenue Code, if such failure is for any reason for which neither we nor Applied Biosystems is responsible. Under the tax matters agreement we will also be required to indemnify Applied Biosystems for a portion of Applied Biosystems’ tax cost resulting from Applied Biosystems and us entering into an intellectual property supply agreement and other intellectual property license agreements in connection with the split-off. The tax matters agreement also imposes restrictions on our and Applied Biosystems’ ability to engage in certain actions following our separation from Applied Biosystems and to set forth the respective obligations among us and Applied Biosystems with respect to the filing of tax returns, the administration of tax contests, assistance and cooperation and other matters.

Transition Services Agreement

Prior to the split-off, Applied Biosystems corporate personnel provided us with various services, including accounting and financial reporting, internal audit, payroll, procurement, human resources, legal, treasury and tax services. Information technology services, including telecommunications, network, applications development, security and compliance, software licensing and maintenance, data center operation and maintenance, and human resources systems were either supplied by Applied Biosystems to Celera or shared between the two groups. Following the split-off, we are responsible for our own needs in these areas. In order to permit an orderly transition and allow each party time to recruit personnel necessary to perform these functions or otherwise obtain replacement services, we have entered into a transition services agreement with Applied Biosystems, whereby Applied Biosystems will provide some of these services to us, and we will provide some information technology services to Applied Biosystems. This agreement will be for a term of two years or such longer period of time as services continue to be provided thereunder, subject to earlier termination by the parties. Under the terms of the agreement, each party will reimburse the other party for out-of-pocket costs and expenses incurred in providing the requested services.

Master Purchase Agreement

The master purchase agreement governs the terms on which Applied Biosystems will supply us with materials and other components used by us in products and in research and development. The agreement covers all materials provided by Applied Biosystems used in our products and services and research and development prior to the split-off, as well as future Applied Biosystems materials. The agreement provides for current pricing for all materials and components for the first year after the split-off, with price increases during each subsequent year of the agreement subject to a combination of the Producer Price Index and Employment Cost Index. Purchases of future Applied Biosystems materials will be based on the average pricing received by a select set of top customers. The agreement has an initial term of seven years and contains other customary master purchase agreement terms.

RELATED TRANSACTIONS

Our Board has adopted a written Related Party Transaction Policy for the review, approval, and ratification of transactions involving Celera Corporation and “related parties.” For purposes of the policy, related parties are defined as directors and nominees for director, executive officers, and immediate family members of the foregoing, as well as security holders known to beneficially own more than five percent of our common stock and immediate family members of such security holders.

Related Transactions with Directors

In November 2007, we established a collaboration with Societe de Conseils, de Recherche et d’Applications Scientifiques SAS, a wholly owned subsidiary of Ipsen SA, to develop biomarker and pharmacogenomic tests for patients with growth failure. We are eligible to earn milestone payments of up to $1 million in each of the first and second years of the collaboration, and as yet undetermined amounts in the event that Ipsen asks us to develop and manufacture reagents for use by Ipsen in clinical trials of an Ipsen product. Since the beginning of fiscal year 2008, we have received $650,000 under this agreement. Mr. Bélingard, one of our directors, is Chairman and Chief Executive Officer of Ipsen.

DIRECTOR INDEPENDENCE

The Board has determined that each of the non-employee directors is independent and that each director who serves on its committees is independent, as such term is defined by rules of The NASDAQ Stock Market and the Securities and Exchange Commission.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP for the audit of our annual financial statements for the years ended June 30, 2008, and June 30, 2007, and fees billed for other services rendered by PricewaterhouseCoopers LLP during those periods. These fees represent allocations of the total fees billed to Applied Biosystems by PricewaterhouseCoopers LLC for the periods presented.

	2008	2007
Audit fees (1)	$643,500	$135,300
Audit-related fees (2)	550,000	—
Tax fees (3)	44,420	—
All other fees (4)	41,506	—

Total	$1,279,426	$135,300

(1)	Audit fees consist of fees for professional services rendered for the audit of our 2008 and 2007 annual financial statements and review of our interim financial statements included in quarterly reports, and services that are normally provided by PricewaterhouseCoopers LLP in connection with regulatory filings.

(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, primarily in connection with the Registration Statement on Form S-1 filed with the SEC in connection with the split-off, and are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services rendered for tax compliance and advisory services.

(4)	All other fees consist of fees for products and services other than the services reported above.

Policy on Pre-approval of Independent Registered Public Accounting Firm Services

Consistent with Securities and Exchange Commission policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. Prior to engagement of the independent registered public accounting firm for the next year’s audit, the Audit Committee pre-approves services in four categories of services:

1. Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent registered public accounting firm can reasonably be expected to provide, including consultation regarding financial accounting and reporting standards.

2. Audit-Related services are for related services that are reasonably related to the performance of the audit and review of financial statements, including benefit plan audits.

3. Tax services include all services performed by the independent registered public accounting firm’s tax personnel except those services specifically related to the audit of the financial statements, and include fees in the areas of tax compliance, tax planning, and tax advice.

4. Other Fees are those associated with services not captured in the other categories.

The Audit Committee must specifically approve the terms of the annual audit engagement and all internal control related services. The Audit Committee pre-approves specific types of services within these categories as well as maximum charges for the services. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services or increase the maximum amount of authorized charges not contemplated in the original pre-approval. In those instances, the Audit Committee must pre-approve the services before the firm is engaged or increase the authorization before approved services may be continued.

All services and fees for fiscal 2008 were approved by the Applied Biosystems Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this annual report on Form 10-K:

			Page
(a)	1.	Financial Statements: Index to Combined Financial Statements
		Report of Independent Registered Public Accounting Firm	103
		Combined Statements of Operations	104
		Combined Statements of Financial Position	105
		Combined Statements of Cash Flows	106
		Notes to Combined Financial Statements	107

	2.	Financial Statement Schedules
		Schedule II — Valuation and Qualifying Accounts	145
		Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying combined financial statements or notes thereto.

	3.	Exhibits
		The exhibits listed on the accompanying Exhibit Index immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this annual report on Form 10-K.	146

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Celera Corporation:

In our opinion, the accompanying combined statements of financial position and the related combined statements of operations and of cash flows present fairly, in all material respects, the financial position of Celera, a reporting unit of Applied Biosystems, Inc. (formerly known as Applera Corporation), at June 30, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related combined financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 on July 1, 2007.

/s/ PricewaterhouseCoopers LLP

San Jose, California

September 5, 2008

Celera Corporation

Combined Statements of Operations

	For the Years Ended June 30,
(Dollar amounts in thousands except per share amounts)	2008	2007	2006
Products, including alliance equalization	$32,043	$25,322	$29,183
Services	70,993	10	397
Royalty, licenses and milestones	35,632	18,039	16,627

Total Net Revenues	138,668	43,371	46,207

Products	15,725	17,560	19,683
Services	24,054	—	—

Total Cost of Sales	39,779	17,560	19,683

Gross Margin	98,889	25,811	26,524
Selling, general and administrative	74,674	30,362	36,784
Research and development	40,867	51,683	94,327
Amortization of purchased intangible assets	7,115	—	1,091
Employee-related charges, asset impairments and other	6,956	10,342	26,191
Legal settlements	(1,100)	(2,357)	675

Operating Loss	(29,623)	(64,219)	(132,544)
(Loss) gain on investments	(3,080)	—	7,628
Interest income, net	17,743	27,826	22,364
Other income (expense), net	18	456	(225)

Loss Before Income Taxes	(14,942)	(35,937)	(102,777)
(Provision) benefit for income taxes	(89,122)	15,311	39,204

Net Loss	$(104,064)	$(20,626)	$(63,573)

Unaudited Pro Forma Net Loss per Share
Basic and diluted	$(1.31)

See accompanying notes to combined financial statements.

Celera Corporation

Combined Statements of Financial Position

	At June 30,
(Dollar amounts in thousands)	2008	2007
Assets
Current assets
Cash and cash equivalents	$47,318	$33,359
Short-term investments	287,726	531,460
Accounts receivable (net of allowances for doubtful accounts of $8,489 and $516, respectively)	39,462	6,258
Inventories, net	9,316	8,826
Prepaid expenses and other current assets	32,831	27,669

Total current assets	416,653	607,572
Property, plant and equipment, net	10,977	7,386
Goodwill and intangible assets, net	237,198	2,663
Other long-term assets	12,529	165,084

Total Assets	$677,357	$782,705

Liabilities and Allocated Net Worth
Current liabilities
Loans payable	$123	$—
Accounts payable	6,091	3,045
Accrued salaries and wages	10,923	8,858
Accrued taxes on income	367	15,489
Other accrued expenses	9,877	11,821
Deferred revenue	3,061	325

Total current liabilities	30,442	39,538
Other long-term liabilities	21,162	14,999

Total Liabilities	51,604	54,537

Commitments and contingencies (refer to Note 10)

Allocated Net Worth
Net allocations from Applied Biosystems, Inc.	1,567,659	1,600,926
Accumulated net losses	(941,906)	(872,758)

Total Allocated Net Worth	625,753	728,168

Total Liabilities and Allocated Net Worth	$677,357	$782,705

See accompanying notes to combined financial statements.

Celera Corporation

Combined Statements of Cash Flows

	For the Years Ended June 30,
(Dollar amounts in thousands)	2008	2007	2006
Operating Activities
Net loss	$(104,064)	$(20,626)	$(63,573)
Adjustments to reconcile net loss from operations to net cash used by operating activities:
Depreciation and amortization	13,140	6,847	14,252
Allowance for doubtful accounts	9,286	—	—
Asset impairments	3,080	6,795	9,855
Employee-related charges and other	2,261	3,547	9,083
Share-based compensation programs	6,887	3,303	1,495
Deferred income taxes	131,785	(12,385)	26,507
Gain on sale of assets	(91)	—	(6,944)
Nonreimbursable utilization of tax benefits by the Applied Biosystems Group	(49,518)	(2,944)	(61,422)
Changes in operating assets and liabilities:
Accounts receivable	(21,264)	3,368	(2,865)
Inventories	1,011	(592)	1,139
Prepaid expenses and other assets	11,989	(1,405)	(5,157)
Accounts payable and other liabilities	(11,819)	(9,509)	(18,933)

Net Cash Used by Operating Activities	(7,317)	(23,601)	(96,563)

Investing Activities
Additions to property, plant and equipment	(4,138)	(2,440)	(4,844)
Proceeds from maturities of available-for-sale investments	143,094	274,928	317,008
Proceeds from sales of available-for-sale investments	327,554	328,732	208,605
Purchases of available-for-sale investments	(228,568)	(623,345)	(390,871)
Acquisitions, net of cash acquired	(214,437)	—	—
Investment in alliance activity, net	(2)	(1,853)	(3,925)
Proceeds from the sale of assets	485	—	9,515

Net Cash Provided (Used) by Investing Activities	23,988	(23,978)	135,488

Financing Activities
Principal payments on loans payable and debt	(10,622)	—	—
Payments to the Applied Biosystems Group for Celera Diagnostics investment	—	—	(30,000)
Funding received from the Applied Biosystems Group related to Celera Diagnostics activity	—	—	4,356
Proceeds from stock issued for stock plans and other	7,910	16,759	23,536

Net Cash (Used) Provided by Financing Activities	(2,712)	16,759	(2,108)

Net Change in Cash and Cash Equivalents	13,959	(30,820)	36,817
Cash and Cash Equivalents at Beginning of Year	33,359	64,179	27,362

Cash and Cash Equivalents at End of Year	$47,318	$33,359	$64,179

See accompanying notes to combined financial statements.

Celera Corporation

Notes to Combined Financial Statements

1. Accounting Policies and Practices

Organization

Celera is a diagnostics business that delivers personalized disease management through a combination of products and services incorporating proprietary discoveries. Berkeley HeartLab, Inc. (BHL), a recently acquired subsidiary, offers clinical laboratory testing services to characterize cardiovascular disease risk and improve patient management. Celera also commercializes a wide range of molecular diagnostic products through its strategic alliance with Abbott Laboratories, which began in June 2002, and has licensed its diagnostic technologies to clinical laboratories to provide personalized disease management in cancer and liver diseases. The term of the strategic alliance agreement runs until June 2017. Celera commenced operations in fiscal 1996 and since its formation has evolved from a business focused on the discovery and distribution of genomic information based on its work in sequencing the human genome to a diagnostics business focused on personalized disease management.

On July 25, 2008, Celera’s Board of Directors approved a change of the Company’s fiscal year from a June 30 fiscal year-end to a 52- to 53-week fiscal year generally ending on the last Saturday in December. Results of the transition period, which will end on December 27, 2008, are expected to be reported by the Company on Form 10-K.

When used in these notes, references to the “Company” and “Celera” refer to the Celera Group for all periods prior to the completion of the split-off from Applied Biosystems, Inc. (Applied Biosystems), formally known as Applera Corporation (Applera), which is discussed below under Capital Structure, and to Celera Corporation and its direct and indirect subsidiaries for all periods following the completion of the split-off, in each case, unless the context otherwise requires.

Celera’s operations are primarily in the U.S. except for the products sold globally by Abbott through the alliance. Celera operated as one segment through December 31, 2007. The business was reorganized in January 2008 and the Company now operates through three reporting segments, a clinical laboratory testing service business (Lab Services), a products business (Products), and a segment which includes other activities under corporate management (Corporate). The Lab Services business, conducted through BHL, offers a broad portfolio of clinical laboratory tests and disease management services to help healthcare providers improve cardiovascular disease treatment regimens for their patients. The Products business develops, manufactures and oversees the commercialization of molecular diagnostic products, most of which are commercialized through the Company’s relationship with Abbott Molecular, a subsidiary of Abbott Laboratories. The Corporate segment includes revenues from royalties, licenses, funded collaborations and milestone payments related to the licensing of certain intellectual property and from the sale of Celera’s former small molecule and proteomic programs. The Corporate segment also includes corporate and shared general and administrative functions, centrally managed research and business development activities.

Relationship with Applied Biosystems

Historically, Celera has operated as a reporting unit of Applied Biosystems, formerly known as Applera, and not as a stand-alone company. Applied Biosystems was the successor to The Perkin-Elmer Corporation, as a result of a recapitalization completed in May 1999. As part of the recapitalization, Applied Biosystems established the following two classes of common stock, referred to as tracking stocks, that were intended to reflect separately the relative performance of Applied Biosystems’ two businesses:

•	Applied Biosystems Group Common Stock (Applied Biosystems stock) that was intended to reflect the relative performance of the Applied Biosystems Group; and

Celera Corporation

Notes to Combined Financial Statements (Continued)

•

Celera Group Common Stock (Celera stock) that was intended to reflect the relative performance of the Celera Genomics Group, which was renamed the Celera Group in 2006 to better reflect the focus and business strategy of the group.

Following the split-off from Applied Biosystems, which was completed on July 1, 2008, Celera is no longer a wholly-owned subsidiary of Applied Biosystems, and the holders on the split-off date of Celera stock are now the stockholders of Celera Corporation.

Principles of Combination

Prior to the split-off, Celera was a reportable segment of Applied Biosystems and its financial information was included in Applied Biosystems’ consolidating financial information. Celera’s combined financial statements and related disclosures were prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. All significant intracompany transactions and balances have been eliminated in combination. The combined financial statements include the accounts or assets of Applied Biosystems specifically attributed to the Celera Group using the historical basis of assets and liabilities of the Celera business and differ from Applied Biosystems’ segment disclosures for the Celera Group under Statement of Financial Accounting Standards (SFAS) No. 131, Disclosure About Segments of an Enterprise and Related Information. The primary differences between Applied Biosystems’ presentation of the Celera Group’s statements of financial position and the presentation in these combined financial statements are in other current and long-term assets and long-term liabilities, in particular, relating to Applied Biosystems’ non-qualified retirement plans and income tax items, since Applied Biosystems discloses the Celera Group’s results through its management approach under SFAS No. 131.

From April 2001 through December 31, 2005, Applied Biosystems operated a diagnostics business known as Celera Diagnostics. This business was a 50/50 joint venture between the Celera Group and the Applied Biosystems Group. Effective January 1, 2006, Celera acquired the Applied Biosystems Group’s 50 percent interest in the Celera Diagnostics joint venture. The combined financial statements include Celera Diagnostics as 100 percent owned by Celera in all periods presented.

Use of Estimates

The combined financial statements and related disclosures have been prepared in conformity with GAAP. The preparation of these statements requires the Company to make estimates and assumptions. Although the estimates consider all available information, actual results could affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the combined financial statements, and the reported amounts of revenues and expenses during the reporting periods.

Capital Structure

Prior to the split-off, holders of Celera stock were stockholders of Applied Biosystems. Celera was not a separate legal entity and holders of this stock and holders of Applied Biosystems stock were stockholders of a single company, Applied Biosystems. As a result, holders of Celera stock were subject to all of the risks associated with an investment in Applied Biosystems and all of its businesses, assets, and liabilities.

At the time of the split-off, each outstanding share of Celera stock was redeemed in exchange for one share of Celera Corporation common stock. In addition, each option to purchase shares of Celera stock and each other security evidencing the right to receive shares of Celera stock issued under employee stock incentive plans and

Celera Corporation

Notes to Combined Financial Statements (Continued)

outstanding on the split-off date were converted into a similar option to purchase shares of Celera Corporation common stock, at the same exercise price, or a similar security evidencing the right to receive shares of Celera Corporation common stock.

Recently Issued Accounting Standards

In April 2008, the Financial Accounting Standards Board (FASB) Staff Position (FSP) No. 142-3, Determination of the Useful Life of Intangible Assets, was finalized. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The Position applies to intangible assets that are acquired individually or with a group of other assets and both intangible assets acquired in business combinations and asset acquisitions. Following the Company’s change of fiscal year-end, FSP No. 142-3 is effective for the Company’s first quarter of fiscal 2009, beginning on December 28, 2008. The Company is currently evaluating the provisions of FSP No. 142-3 and the resulting impact of adoption on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces SFAS No. 141, Business Combinations. SFAS No. 141R establishes the principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, the goodwill acquired and any noncontrolling interest in the acquiree. SFAS No. 141R also establishes the disclosure requirements for a business combination. Following the Company’s change of fiscal year-end, the provisions of SFAS No. 141R are effective for the Company’s 2009 fiscal year, beginning on December 28, 2008. The Company is currently evaluating the provisions of SFAS No. 141R and the resulting impact of adoption on its financial statements.

Also in December 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on Issue No. 07-1, Accounting for Collaborative Arrangements. EITF 07-1 defines collaborative arrangements and establishes reporting and disclosure requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. Following the Company’s change of fiscal year-end, the provisions of EITF 07-1 are effective for the Company’s 2009 fiscal year, beginning on December 28, 2008. The Company is currently evaluating the provisions of EITF 07-1 and the resulting impact of adoption on its financial statements.

In June 2007, the FASB ratified the consensus reached by the EITF on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends or dividend equivalents on nonvested equity shares, nonvested equity share units, and outstanding equity share options charged to retained earnings as an increase in capital in excess of par value. The amount recognized in capital in excess of par value should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. Following the Company’s change of fiscal year-end, the provisions of EITF 06-11 are effective for the period beginning July 1, 2008. Adoption of EITF 06-11 will have no impact on the Company’s financial statements.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115, which permits entities to measure some financial assets and liabilities at fair value on an instrument-by-instrument basis. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. SFAS No. 159 also establishes additional disclosure requirements. Following the Company’s change of fiscal year-end, the

Celera Corporation

Notes to Combined Financial Statements (Continued)

provisions of SFAS No. 159 are effective for the period beginning July 1, 2008. The Company is currently evaluating the provisions of SFAS No. 159 and the resulting impact of adoption on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. Following the Company’s change of fiscal year-end, the provisions of SFAS No. 157 are effective for the period beginning July 1, 2008. The Company is currently evaluating the provisions of SFAS No. 157 and the resulting impact of adoption on its financial statements.

Share-Based Compensation

For all periods presented, Celera Corporation did not have any stock option, restricted stock or restricted stock unit plans authorized, nor were any stock options outstanding. However, since Celera’s employees, as part of Applied Biosystems, were granted stock options, restricted stock and restricted stock units related to Celera stock, the following disclosures include information relating to share-based compensation expense related to Celera stock. Under share-based compensation plans, Celera stock options, restricted stock and restricted stock units were issued. Applied Biosystems also sponsored an employee stock purchase plan for Celera stock. Refer to Note 7 to the combined financial statements for further information. Effective July 1, 2005, Applied Biosystems adopted the provisions of SFAS No. 123, Share-Based Payment (revised 2004) for all of its share-based compensation plans. SFAS No. 123R requires entities to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Applied Biosystems adopted SFAS No. 123R using the modified prospective method of transition. This method requires the provisions of SFAS No. 123R to be applied to new awards from and after the date of adoption and to any awards that were unvested as of the date of adoption, but did not require prior periods to be restated. For Celera stock option and restricted stock plans, compensation expense is recognized on a straight-line basis over the requisite service period for the entire grant. The expense associated with the Celera stock employee stock purchase plans is recognized as costs are incurred.

Total share-based compensation expense of Celera stock under the provisions of SFAS No. 123R for the fiscal years ended June 30 was as follows:

(Dollar amounts in millions)	2008	2007	2006
Pre-tax share-based compensation expense	$6.8	$3.3	$1.5
Tax benefit	2.1	0.9	0.3

Net expense	$4.7	$2.4	$1.2

Cash received from Celera stock option exercises under these plans was $7.9 million for fiscal 2008, $16.8 million for fiscal 2007 and $23.5 million for fiscal 2006 and the total intrinsic value of Celera stock awards exercised was $3.9 million for fiscal 2008, $6.8 million for fiscal 2007 and $3.5 million for fiscal 2006.

The fair value of Celera stock options is estimated using the Black-Scholes option pricing model, which was developed for use in estimating the value of freely-traded options that have no vesting restrictions and are fully transferable. Similar to other option pricing models, this model requires the input of highly-subjective assumptions, including the stock price volatility. Celera stock options have characteristics significantly different from traded options, and changes in the input assumptions can materially affect the fair value estimates.

Celera Corporation

Notes to Combined Financial Statements (Continued)

The fair value of the Celera stock options for the fiscal years ended June 30 was estimated at the grant date with the following weighted average assumptions:

	2008	2007	2006
Volatility	33%	32%	35%
Risk-free interest rate	3.8%	4.6%	4.3%
Expected option life in years	5	5	5
Weighted average fair value per option granted	$5.38	$5.51	$4.36

The expected term of Celera stock options is determined based on historical exercise patterns, which factor in the historical weighted average holding period from grant date to settlement date and from vest date to exercise date. The historical exercise patterns are used to project future settlement of outstanding Celera stock options. The forfeiture assumption rates are also based on historical experience.

The expected volatility over the expected term is determined based on the historical volatility of Celera stock.

Cash and Cash Equivalents and Short-Term Investments

Historically, Applied Biosystems has managed the financing activities of its operations on a centralized basis, including the investment of surplus cash. Cash and cash equivalents and short-term investments are comprised of amounts specifically attributed to Celera from Applied Biosystems.

Cash equivalents consist of highly liquid debt instruments, time deposits, and certificates of deposit with original maturities of three months or less at the date of purchase. These instruments are readily convertible into cash.

All short-term investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses included in allocated net worth. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because these marketable securities represent the investment of cash that is readily available for current operations should it be needed. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses recorded in other income (expense), net in the Combined Statements of Operations.

The amounts in the table below represent Celera’s proportionate share of short-term investments based on Applied Biosystems’ total short-term investments. The fair value of short-term investments and unrealized gains (losses) at June 30 were as follows:

(Dollar amounts in millions)	2008	2007
Certificates of deposit and time deposits	$20.7	$25.0
Commercial paper	24.9	32.4
U.S. government and agency obligations	45.8	103.7
Corporate bonds	152.9	236.8
Asset backed securities	43.4	133.6

Total short-term investments	$287.7	$531.5

Unrealized gains on investments	$0.2	$0.2
Unrealized losses on investments	(2.8)	(1.2)

Celera Corporation

Notes to Combined Financial Statements (Continued)

The realized gains and losses associated with short-term investments for the fiscal years ended June 30 were as follows:

(Dollar amounts in millions)	2008	2007	2006
Realized gains on investments	$1.2	$0.5	$0.1
Realized losses on investments	(1.1)	—	(0.1)

The following table summarizes the contractual maturities of available-for-sale securities at June 30:

(Dollar amounts in millions)	2008
Less than one year	$110.5
Due in one to two years	88.3
Due in two to five years	88.9

Total	$287.7

Securities classified as trading totaling $6.1 million at June 30, 2008 and $6.8 million at June 30, 2007, have been recorded at fair value with realized and unrealized gains and losses included in net loss. These securities were recorded in other current assets. Included in net loss were unrealized net holding losses of $0.4 million for fiscal 2008 and gains of $1.0 million for fiscal 2007.

Investments

Investments for which the Company does not have the ability to exercise significant influence are classified as minority equity investments. Non-marketable minority equity investments are recorded using the cost method of accounting. Minority equity investments in public companies are generally classified as available-for-sale and carried at market value in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The specific identification method is used to determine the cost of securities disposed of. Under the cost method of accounting, investments in equity securities are carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments.

In fiscal 2008, a pre-tax charge of $3.1 million was recorded for an other-than-temporary impairment of a publicly traded non-strategic minority equity investment. The impairment charge resulted from a number of factors that were assessed, including the duration of the decline in market value, the financial condition, and future prospects for the investee.

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Cost is determined principally on the standard cost method for manufactured goods which approximates cost on the first-in, first-out method. Reserves for obsolescence and excess inventory are provided based on historical experience and estimates of future product demand.

Inventories, net at June 30 included the following components:

(Dollar amounts in millions)	2008	2007
Raw materials and supplies	$4.5	$5.9
Work-in-process	2.1	0.4
Finished products	2.7	2.5

Total inventories, net	$9.3	$8.8

Celera Corporation

Notes to Combined Financial Statements (Continued)

Property, Plant and Equipment, and Depreciation

Property, plant and equipment are recorded at cost and consisted of the following at June 30:

(Dollar amounts in millions)	2008	2007
Leasehold improvements	$15.9	$12.3
Machinery and equipment	38.0	36.0
Computer software and licenses	11.4	10.7

Property, plant and equipment, at cost	65.3	59.0
Accumulated depreciation and amortization	54.3	51.6

Property, plant and equipment, net	$11.0	$7.4

Major renewals and improvements that significantly add to productive capacity or extend the life of an asset are capitalized. Repairs, maintenance, and minor renewals and improvements are expensed as incurred. The cost of assets and related depreciation are removed from the Combined Statements of Financial Position when assets are disposed of, and any related gains or losses are reflected in current earnings.

Depreciation expense of owned property, plant and equipment is computed based on the expected useful lives of the assets primarily using the straight-line method. Leasehold improvements are amortized over their estimated useful lives or the term of the applicable lease, whichever is less. Useful lives are generally five to ten years for land improvements and three to seven years for machinery and equipment. Capitalized internal-use software costs are amortized primarily over the expected useful lives, not to exceed seven years. Depreciation expense for property, plant and equipment was $5.9 million for fiscal 2008, $4.7 million for fiscal 2007, and $10.9 million for fiscal 2006. Impairment charges of $16.9 million have been recorded related to the closure of certain of the Company’s South San Francisco, California facilities, of which $0.3 million was recorded in fiscal 2008, $6.8 million was recorded during fiscal 2007 and $9.8 million was recorded in fiscal 2006. This facility has been reclassified into assets held for sale, within other current assets. These charges are included in employee-related charges, asset impairments and other in the Combined Statements of Operations. Refer to Notes 2 and 8 to the combined financial statements for more information.

Intangible Assets

Intangible assets are amortized using the straight-line method over their expected useful lives, except for customer relationship intangibles. Customer relationship intangibles are amortized on a proportionate basis as the economic benefits of the intangible assets are consumed. In determining the useful life of the customer relationship intangibles, a number of factors were assumed including the customer base, attrition rates including the Company’s ability to renew or extend its relationships with existing customers, as well as any legal, regulatory or contractual provisions that may limit the useful life.

Celera Corporation

Notes to Combined Financial Statements (Continued)

As of June 30, 2007 there were no intangible assets. Intangible assets at June 30, 2008 included the following:

(Dollar amounts in millions)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Acquired technology	8	$17.6	$1.6
Patents	17	0.4	0.2
Customer relationships	13	85.2	5.4
Other	5	0.9	0.1

Total amortized intangible assets		104.1	7.3
Unamortized intangible assets:
Trade name		23.8	—

Total		$127.9	$7.3

In connection with the BHL and Atria acquisitions, trade names were acquired that were determined to be indefinitely lived. This intangible asset is tested for impairment as part of the annual goodwill impairment test as discussed below.

Aggregate intangible asset amortization expense for the fiscal years ended June 30 was as follows:

(Dollar amounts in millions)	2008	2007	2006
Intangible asset amortization expense	$7.3	$—	$1.1

Amortization of acquisition-related intangible assets is recorded in amortization of purchased intangible assets in the Combined Statements of Operations. The estimated intangible asset amortization expense for each of the next five fiscal periods (being the period ending December 27, 2008 and the calendar years 2009 through 2012) is shown in the following table. Future acquisitions or impairment events could cause these amounts to change.

(Dollar amounts in millions)
Period ending December 27, 2008	$5.1
2009	10.2
2010	10.2
2011	10.1
2012	9.6

Goodwill

Goodwill represents the excess of purchase price over the net asset value of companies acquired.

Prior to January 2008, the Company operated as one reporting segment. Beginning in January 2008, Celera’s business has been conducted through three reporting segments; Lab Services, Products and Corporate. The goodwill as of June 30, 2007 was allocated to the segments on a relative fair value basis in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

The goodwill of each reporting segment will be tested for impairment using a fair value approach annually, or earlier if an event occurs or circumstances change that would more likely than not reduce the fair value below

Celera Corporation

Notes to Combined Financial Statements (Continued)

its carrying amount. Under the impairment test, if the carrying amount exceeds the estimated fair value, goodwill impairment is recognized to the extent that the carrying amount of goodwill exceeds the implied fair value of the goodwill.

The carrying amount of goodwill in each reporting segment was as follows:

(Dollar amounts in millions)	Lab Services	Products	Corporate	Unallocated	Total
Balance at June 30, 2007	$—	$—	$—	$2.7	$2.7
Goodwill allocated to segments	—	0.4	2.3	(2.7)	—
Goodwill acquired	103.3	10.6	—	—	113.9

Balance at June 30, 2008	$103.3	$11.0	$2.3	$—	$116.6

Refer to Note 3 for information on the goodwill acquired in connection with the Berkeley HeartLab, Inc. and Atria Genetics Inc. acquisitions.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events that could trigger an impairment review include, among others, a decrease in the market value of an asset, the asset’s inability to generate income from operations and positive cash flow in future periods, a decision to change the manner in which an asset is used, a physical change to the asset or a change in business climate. The estimated future undiscounted cash flows, before interest and taxes, resulting from the use of the asset and its estimated value at disposal are calculated and compared to its carrying value in determining whether impairment potentially exists. If a potential impairment exists, a calculation is performed to determine the fair value of the long-lived asset. This calculation is based on a valuation model and discount rate commensurate with the risks involved. Third party appraised values may also be used in determining whether impairment potentially exists.

Revenues and Accounts Receivable

Service revenues include patient test service revenues associated with BHL’s operations. This revenue is recognized on completion of the testing process and when the test results are sent to the ordering healthcare provider. Disease management revenue is deferred and recognized over the period when disease management services are available to the patient. Billings for services reimbursed by third-party payors, including Medicare, are recorded net of allowances for differences between amounts billed and the estimated receipts from these payors. These allowances are determined based on historical activity. Since the acquisition date through June 30, 2008, revenue from Medicare patients represented approximately 39 percent of the total BHL patient test service revenues. Payment arrangements with third parties, such as Medicare and some insurance companies, include predetermined reimbursement rates for patient tests. Adjustments to the estimated receipts, based on final settlement with the third-party payors, including Medicare, are recorded in revenue on settlement.

The Company has an established process to estimate and review the collectibility of receivables. Bad debt expense is recorded in SG&A expenses as a percentage of aged accounts receivable considered necessary to maintain an appropriate level of allowance for doubtful accounts. Receivables are reserved based on their respective aging categories. The process for determining the appropriate level of the allowance for doubtful accounts involves judgment, and considers the age of the underlying receivables, type of payor, historical and projected collection experience, and other external factors that could affect the collectibility of the receivables. The process includes the close monitoring of billings and collection experience, which helps reduce the risks of material revisions to

Celera Corporation

Notes to Combined Financial Statements (Continued)

allowance estimates. An account is written-off against the allowance for doubtful accounts when all reasonable collection efforts have been unsuccessful or the account has been transferred to a third party collection agency.

Product revenues include product sales to Abbott and equalization payments received from Abbott resulting from a profit and loss sharing arrangement between the Company and Abbott (refer to Note 14 for a description of the Abbott alliance agreement). Costs associated with product sales to Abbott are included in cost of sales. End-user sales to third parties are recognized by Abbott. Research and development and administrative costs incurred by the Company in connection with the Abbott alliance are presented on a gross basis in the Combined Statements of Operations. All revenues, costs and expenses of the alliance are shared equally by both parties. At the end of each reporting period, the two companies compare a statement of revenues and expenses for alliance activities recorded by each party. A calculation is made to determine the amount that needs to be paid to evenly split both the revenue and expenses. This payment is referred to as the equalization payment and is recorded by the Company as revenue. The timing and nature of equalization payments can lead to fluctuations in both reported revenues and gross margins from period to period due to changes in end-user sales of alliance products and differences in relative operating expenses between the alliance partners.

Revenue is not recognized at the time of shipment of products in situations where risks and rewards of ownership are transferred to the customer at a point other than shipment due to the shipping terms, the existence of an acceptance clause, the achievement of milestones, or some return or cancellation privileges. Revenue is recognized once customer acceptance occurs or the acceptance provisions lapse.

Product revenues include sales to Abbott under the alliance agreement. Sales to Abbott are recorded at cost. Any revenues generated by Abbott when selling these products to third parties are shared and included as part of the equalization payments described above. For purposes of the Combined Statements of Operations the product revenues have been combined with the equalization payments.

Royalty revenues are recognized when earned over the term of the agreement in exchange for the grant of licenses to use products or some technologies for which Celera holds patent rights. Revenue is recognized for estimates of royalties earned during the applicable period, based on management’s best estimate, which takes into account historical activity, and revisions are made for actual royalties received in the following quarter. Historically, these revisions have not been material to the combined financial statements. For those arrangements where royalties cannot be reasonably estimated, revenue is recognized on the receipt of cash or royalty statements from the licensees. In addition, up-front nonrefundable license fees are recognized when due under contractual agreement, unless there are specific continuing performance obligations requiring deferral of all or a portion of these fees. The provisions of Statement of Position (SOP) 97-2, Software Revenue Recognition have been adopted for license fees with extended terms. Specifically, if it cannot be concluded that a licensee fee is fixed or determinable at the outset of an arrangement, revenue is recognized as payments from third parties become due.

In the normal course of business, arrangements are entered into whereby revenues are derived from multiple deliverables. In these arrangements, revenue is recorded in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition and Emerging Issues Task Force Consensus Issue 00-21, Revenue Arrangements with Multiple Deliverables, and related pronouncements. In these arrangements, revenue is recorded as the separate elements are delivered to the customer if the delivered item is determined to represent a separate earnings process, there is objective and reliable evidence of the fair value of the undelivered item, and delivery or performance of the undelivered item is probable and substantially within the control of the Company. Arrangements with multiple elements or deliverables must be segmented into individual units of accounting based on the separate deliverables only if there is objective and verifiable evidence of fair value to allocate the

Celera Corporation

Notes to Combined Financial Statements (Continued)

consideration received to the deliverables. Revenues from multiple-element arrangements involving license fees, up-front payments and milestone payments, which are received and/or billable in connection with other rights and services that represent continuing obligations are deferred until all of the multiple elements have been delivered or until objective and verifiable evidence of the fair value of the undelivered elements has been established. On establishing objective and verifiable evidence of the fair value of the elements in multiple-element arrangements, the fair value is allocated to each element of the arrangement, such as license fees or research collaboration projects, based on the relative fair values of the elements. The fair value of each element in multiple-element arrangements is determined based on objective and verifiable evidence of fair value, which is determined for each element based on the prices charged when similar elements are sold separately to third parties. If objective and verifiable evidence of fair value of all undelivered elements exists but objective and verifiable evidence of fair value does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the revenues from delivered elements are not recognized until the fair value of the undelivered element or elements have been determined. Contract interpretation is normally required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and if so, how the price should be allocated among the deliverable elements, when to begin to recognize revenue for each element, and the period over which revenue should be recognized.

Research and development contract revenue is recognized as earned, in accordance with the terms of each agreement. Service revenues included $1.5 million in fiscal 2008 related to research and development revenue. There were no amounts recorded in fiscal 2007 and 2006.

Allocation of Applied Biosystems Corporate Expenses

Applied Biosystems has historically allocated corporate costs relating to general, administrative and shared service activities to its business units using a proportional cost allocation methodology. These services have included executive management, legal, risk management, cash management, human resources (including benefits), tax compliance, accounting, information technology, investor relations, external reporting, internal audit and services relating to Applied Biosystems’ Board of Directors.

Costs associated with specific services provided are determined based on actual usage, transactions processed or estimated proportionate effort. The Combined Statements of Operations include $7.2 million for fiscal 2008, $6.1 million for fiscal 2007, and $8.9 million for fiscal 2006 for such services. Where costs could not practically be determined by specific utilization, these costs were primarily allocated based on head count, total expenses and revenues attributed to Celera. The Combined Statements of Operations include $8.3 million for fiscal 2008, $7.0 million for fiscal 2007, and $7.9 million for fiscal 2006 for these costs.

Income Taxes

Deferred taxes represent the difference between the tax bases of assets or liabilities, calculated under tax laws, and the reported amounts in the combined financial statements. Deferred tax assets include items that can be used as a tax deduction or credit in the Company’s tax return in future years for which a tax benefit has already been recorded in the Combined Statements of Operations or items that have already been included in the tax return income but have yet to be recorded as income in the Combined Statements of Operations. A valuation allowance is recorded against deferred tax assets if it is more likely than not that the Company will not be able to utilize these assets to offset future taxes. Estimates of future taxable profits and losses, tax planning strategies and other positive and negative evidence is used to determine whether a valuation allowance is necessary.

Celera Corporation

Notes to Combined Financial Statements (Continued)

The provisions for taxes were determined using the asset and liability approach prescribed by SFAS No. 109, Accounting for Income Taxes. The Company has historically been included in the consolidated return of Applied Biosystems. The Company recorded federal income tax provisions based on Applied Biosystems’ consolidated return approach taking into account Celera’s relative contribution (positive or negative) to Applied Biosystems’ consolidated federal taxable income, tax liability, and tax credit positions. Prior to fiscal 2008, the Celera Group recorded tax benefits for tax assets that can be used in the current or future periods based on Applied Biosystems’ consolidated return approach. Existing tax benefits acquired in business combinations that are used on an Applied Biosystems consolidated basis are reimbursed to Celera. Tax benefits generated by Celera commencing July 1, 1998, which could be used on a consolidated basis, were reimbursed by the Applied Biosystems Group to the Celera Group up to a limit of $75 million.

Under the Celera Diagnostics joint venture agreement, which was restructured during fiscal 2006 (refer to Note 14), the Applied Biosystems Group reimbursed Celera for federal tax benefits generated by Celera Diagnostics to the extent these tax benefits were used by the Applied Biosystems Group. These tax benefits were not subject to the $75 million limit described above. The amounts used by the Applied Biosystems Group that were not reimbursed to Celera were recorded to allocated net worth of each group.

Applied Biosystems, depending on the tax laws of the respective jurisdictions, files state and local income taxes on either a separate, consolidated, or combined basis. Celera records state and local income tax provisions and related tax payments or refunds based on its contributions to state or local tax liabilities on a separate return basis. However, deferred tax assets determined on a separate return basis that are utilized on Applied Biosystems’ consolidated or combined returns due to the income of other members of the consolidated or combined group are eliminated from the deferred tax accounts through Celera’s net worth. Therefore, the state deferred tax attributes, as reported, reflect those that are available for carryforward on returns as filed.

The likelihood of tax adjustments in each of the tax jurisdictions in which Celera has operations and the related financial statement implications are regularly assessed. Determining an appropriate level of tax reserves requires exercising judgment regarding the uncertain application of tax law.

Research and Development

Research and development costs are expensed as incurred. Research and development costs incurred, for collaborations where there are specific product deliverables, service meeting defined performances or other design specifications, are recorded in cost of sales. Research and development expenses include employee related costs, supplies and materials, facilities costs, equipment depreciation, contract services, and other outside costs.

Online Marketing and Distribution Agreement with Applied Biosystems

In April 2002, Celera entered into a marketing and distribution agreement with Applied Biosystems under which Applied Biosystems became the exclusive distributor of the Company’s CDS database and related human genomic and other biological and medical information. As a result of this arrangement, Applied Biosystems integrated the CDS database and other genomic and biological information into its product offerings. In exchange for the rights it acquired under the marketing and distribution agreement, Applied Biosystems agreed to pay royalties to Celera based on revenues generated by sales of some of Applied Biosystems’ products. However, as

Celera Corporation

Notes to Combined Financial Statements (Continued)

part of the restructuring of Celera Diagnostics as of January 1, 2006, Applied Biosystems continues to have access to Celera’s information during the 15 year term of the marketing and distribution agreement but has no further financial obligations to Celera under the agreement.

Transactions with Applied Biosystems

The following table summarizes the transactions between Celera and Applied Biosystems for the fiscal years ended June 30:

(Dollar amounts in millions)	2008	2007	2006
Purchases from Applied Biosystems (a)	$2.6	$4.3	$6.1
Nonreimbursable utilization of tax benefits (b)	49.5	2.9	61.4
Receipts for reimbursable utilization of tax benefits (c)	5.1	2.0	8.0
Royalties received from Applied Biosystems (d)	—	—	1.9

(a)	This represents leased instruments and purchases of consumables and project materials from Applied Biosystems.

(b)	Applied Biosystems received, without reimbursement to Celera, some of the tax benefits generated by Celera in accordance with Applied Biosystems’ tax allocation policy.

(c)	Applied Biosystems paid Celera for the use of existing tax benefits acquired by Celera in business combinations and other tax benefits, in accordance with Applied Biosystems’ tax allocation policy.

(d)	Net revenues were recorded primarily for royalties generated from sales by Applied Biosystems of products integrating CDS and some other genomic and biological information under a marketing and distribution agreement. Celera forgave future royalties related to this agreement as discussed in Note 14 to the combined financial statements.

Historically, as part of Applied Biosystems’ consolidated financial statements, the activity between Celera and Applied Biosystems would have been eliminated.

Supplemental Cash Flow Information

Cash paid for interest and significant non-cash investing and financing activities for the fiscal years ended June 30 were as follows:

(Dollar amounts in millions)	2008	2007	2006
Interest	$0.1	$—	$—
Significant non-cash financing activities:
Tax benefit related to employee stock options	1.4	2.3	1.1
Issuances of restricted stock	2.2	0.4	0.5
Stock issued for which proceeds were in transit	0.2	0.1	1.4

Celera Corporation

Notes to Combined Financial Statements (Continued)

2. Events Impacting Comparability

The following information relates to actions taken by Celera or events that occurred during the fiscal years ended June 30. In addition, Note 3 discloses the impact of acquisitions consummated in 2008.

Income (charge) (Dollar amounts in millions)	2008	2007	2006

Severance and benefit costs	$(2.1)	$(0.5)	$(12.8)
Gain on asset disposal (asset impairment), net	0.1	(6.8)	(9.8)
Excess lease space	(0.9)	—	(1.2)
Costs associated with the split-off from Applied Biosystems	(3.7)	—	—
Other charges	(0.4)	(3.6)	(2.6)
Reversal of previously established accruals	—	0.6	0.2

Total employee-related charges, asset impairments and other	$(7.0)	$(10.3)	$(26.2)

Other events impacting comparability:
Revenue from sales of small molecule programs	$—	$2.5	$8.6
Amortization of purchased intangible assets	(7.1)	—	(1.1)
Legal settlements	1.1	2.4	(0.7)
(Loss) gain on investments	(3.1)	—	7.6
Tax items	(92.3)	1.4	—

Employee-Related Charges, Asset Impairment and Other

The following items have been recorded in the Combined Statements of Operations in employee-related charges, asset impairments and other, except as noted.

Fiscal 2008

During fiscal 2008, Celera recorded a pre-tax charge of $1.3 million for severance costs for approximately 30 employees. All of the affected employees were notified by March 31, 2008, and are expected to be terminated by the end of September 2008. During fiscal 2008, net cash payments of $1.0 million were made related to this charge. Cash expenditures were funded by available cash. The remaining cash expenditures of $0.3 million are expected to be paid by the end of March 2009. This charge resulted from the realigning of the Company’s R&D resources and other activities in line with its current business activities.

Also during fiscal 2008, Celera recorded pre-tax severance and excess lease charges of $0.8 million and $0.9 million, respectively, related to a reduction in the Company’s proteomic-based activities. These charges were in addition to a charge recorded in the fourth quarter of fiscal 2007, as described below. The severance related to costs for approximately 20 employees. These charges were partially offset by a gain of $0.4 million from the disposal of equipment related to proteomic-based activities. All of the affected employees were notified by October 31, 2007, and were terminated by the end of the fourth quarter of fiscal 2008. During fiscal 2008, Celera made net cash payments of $0.7 million related to the severance charge and $0.2 million related to the excess lease space charge. Cash expenditures were funded by available cash. The remaining cash expenditures of $0.1 million for the severance charge are expected to be paid by the end of December 2008. The excess lease space charge represented the estimated cost of excess lease space less estimated future sublease income on a facility. The remaining cash expenditures of $0.7 million for the excess lease space charge are expected to be paid through April 2010. These charges resulted from Celera’s desire to improve its financial results, in part by lowering operating expenses.

Celera Corporation

Notes to Combined Financial Statements (Continued)

In fiscal 2008, Celera also recorded pre-tax charges of $3.7 million, $2.6 million of which was recorded in the fourth quarter of 2008, primarily for professional fees related to Celera’s separation from Applied Biosystems. Also during the fourth quarter of fiscal 2008, Celera recorded a pre-tax charge of $0.3 million for the write-down of the carrying amount of an owned facility that was impaired initially in fiscal 2006 and a pre-tax charge of $0.6 million partially offset by a reduction of $0.2 million in the fourth quarter of fiscal 2008 related to the patent infringement suit with Innogenetics N.V. for which the original charge was recorded in fiscal 2007. Details of the original charges incurred for these items in fiscal 2007 and 2006 are discussed below.

Fiscal 2007

During the fourth quarter of fiscal 2007, Celera recorded a pre-tax charge of $0.5 million for severance costs for approximately 20 employees. The charge resulted from a reduction in the Company’s proteomics-based activities. All of the affected employees were notified as of June 30, 2007, and were terminated by October 31, 2007. All cash expenditures related to this charge had been disbursed by the end of fiscal 2008. Cash expenditures were funded by available cash.

Also during fiscal 2007, Celera recorded a pre-tax charge of $6.3 million, which was primarily comprised of $6.8 million of pre-tax charges for the write-down of the carrying amount of an owned facility that was impaired initially in fiscal 2006, partially offset by a pre-tax benefit of $0.6 million for a reduction in anticipated employee-related costs associated with severance and benefit charges recorded in fiscal 2006, as further discussed below.

During fiscal 2007, Celera recorded a pre-tax charge of $3.5 million for its estimated share of a damage award in continuing litigation between Abbott, the Company’s alliance partner, and Innogenetics N.V. In September 2006, a jury found that the sale of Hepatitis C virus, or HCV, genotyping analyte specific reagents, or ASRs, products by Abbott willfully infringed a U.S. patent owned by Innogenetics and awarded Innogenetics $7.0 million in damages. In January 2007, the U.S. District Court for the Western District of Wisconsin ruled in favor of Innogenetics’ request for a permanent injunction, and ordered Abbott to withdraw its products from the market. The Court also reversed the jury verdict of willful infringement and ruled that Abbott did not willfully infringe Innogenetics’ patent and denied Innogenetics’ request for enhanced damages and attorneys’ fees. Innogenetics did not name Celera as a party in this lawsuit, but Celera has an interest in these products and in the outcome of the litigation because the enjoined products are manufactured by Celera and sold through its alliance with Abbott. Also, as these products are part of Celera’s alliance with Abbott, Celera agreed to share equally the cost of this litigation, including the damage award described above. Abbott appealed the judgment. On January 17, 2008, the United States Court of Appeals for the Federal Circuit vacated the permanent injunction granted by the lower court for Innogenetics against Abbott in selling HCV genotyping products. Since the jury’s damage award included an upfront entry fee, the Court remanded to the lower court to determine the terms of a compulsory license for Abbott’s future sales. In addition, the Court remanded for a new trial on the validity of the Innogenetics patent in view of a prior-issued patent. The Court also affirmed the judgment of infringement and the judgment of no willful infringement. In April 2008, Abbott and Innogenetics settled the patent infringement suit and Celera recorded an additional pre-tax charge of $0.6 million in the third quarter of fiscal 2008. In the fourth quarter of fiscal 2008, Celera recorded a $0.2 million pre-tax reduction in litigation costs. The total costs incurred by Celera, including the initial pre-tax charge of $3.5 million recorded in fiscal 2007, were $3.9 million. In addition, through June 30, 2008, $2.9 million of legal fees associated with this litigation have been recorded in operating expenses, $0.4 million of which were recorded in fiscal 2008.

Celera Corporation

Notes to Combined Financial Statements (Continued)

Fiscal 2006

During fiscal 2006, Celera recorded pre-tax charges related to its decision to exit its small molecule drug discovery and development programs and the integration of Celera Diagnostics into Celera. These charges consisted of the following components:

(Dollar amounts in millions)	Employee- Related Charges	Asset Impairments	Excess Lease Space	Other Disposal Costs	Total
Total charges	$12.8	$9.8	$1.2	$2.6	$26.4
Cash payments	7.9	—	0.2	2.4	10.5
Non-cash activity	—	9.3	—	0.2	9.5

Balance at June 30, 2006	4.9	0.5	1.0	—	6.4
Additional charge	—	6.8	—	—	6.8
Non-cash activity	—	6.8	—	—	6.8
Cash payments	4.2	—	0.7	—	4.9
Reversal of previously established accruals	0.6	—	—	—	0.6

Balance at June 30, 2007	0.1	0.5	0.3	—	0.9
Additional charge	—	0.3	—	—	0.3
Non-cash activity	—	0.3	—	—	0.3
Cash payments	0.1	—	—	—	0.1

Balance at June 30, 2008	$—	$0.5	$0.3	$—	$0.8

The employee-related charges were severance costs primarily for staff reductions in small molecule drug discovery and development. As of March 31, 2006, all of the affected employees had been notified and by September 30, 2006, all had been terminated. In fiscal 2007, Celera recorded a pre-tax benefit of $0.6 million for a reduction in anticipated employee-related costs associated with the severance and benefit charges recorded in fiscal 2006. The asset impairment charges primarily related to a write-down of the carrying amount of an owned facility to its then estimated current market value less estimated selling costs, as well as write-offs of leasehold improvements and equipment. This facility was reclassified into assets held for sale in fiscal 2006. In fiscal 2007, Celera recorded additional pre-tax charges of $6.8 million to write-down the carrying amount of this facility. In the fourth quarter of fiscal 2008, Celera recorded an additional pre-tax charge of $0.3 million to write-down the carrying amount of this facility. The estimates of market value for this facility were based on third-party appraisals. Cash expenditures for these charges were funded by available cash. The remaining required cash expenditures related to these charges are expected to be disbursed by June 30, 2009.

Fiscal 2005

During fiscal 2005, Celera recorded pre-tax charges totaling $4.5 million related to its decision to discontinue promotion of products and operations of Paracel Inc., a business Celera acquired in fiscal 2000. All cash payments related to employee terminations had been made as of June 30, 2006. During fiscal 2008, Celera made net cash payments of $0.9 million related to excess lease space. The cash expenditures were funded by available cash. The remaining net cash expenditures related to this excess lease space of approximately $2.0 million are expected to be disbursed by June 30, 2011.

Other Events Impacting Comparability

Revenue from sales of small molecule programs

In fiscal 2007, Celera recorded $2.5 million in net revenues from the sale of a small molecule drug discovery and development program to Schering AG. Celera had recorded an initial $2.5 million in fiscal 2006

Celera Corporation

Notes to Combined Financial Statements (Continued)

when the agreement for the sale of the program was executed. Additionally in fiscal 2006, Celera recorded $6.1 million in net revenues from the sales of other small molecule drug discovery and development programs, primarily to Pharmacyclics, Inc.

Amortization of purchased intangible assets

In fiscal 2008, Celera recorded $7.1 million of amortization expense relating to intangible assets arising from the acquisition of BHL and Atria. Refer to Note 3 for further information.

In fiscal 2006, Celera recorded $1.1 million of amortization expense relating to intangible assets arising from the acquisition of Axys Pharmaceuticals, Inc. in 2001.

Legal settlements

The following items have been recorded in the Combined Statements of Operations in legal settlements.

Fiscal 2008

In fiscal 2008, Celera recorded a $1.1 million pre-tax gain related to the settlement of a litigation matter associated with its former Online/Information Business.

Fiscal 2007

In fiscal 2007, Celera recorded a $2.4 million pre-tax gain related to the settlement of a litigation matter associated with its former Online/Information Business.

Fiscal 2006

In fiscal 2006, Celera recorded a $0.7 million pre-tax charge related to the settlement of a patent infringement suit filed in March 2003 related to genotyping methods. The amount represents the total cost for the settlement.

Investments

Celera recorded a pre-tax charge of $3.1 million in (loss) gain on investments in fiscal 2008 for an other-than-temporary impairment of a publicly traded non-strategic minority equity investment. The impairment charge resulted from a number of factors, including the duration of the decline in market value, the financial condition, and future prospects for the investee. In fiscal 2006, Celera recorded pre-tax gains of $7.6 million in (loss) gain on investments from the sale of non-strategic minority equity investments.

Tax items

Fiscal 2008

In the fourth quarter of fiscal 2008, Celera recorded a non-cash tax charge of $91.6 million to establish a valuation allowance against its deferred tax assets. As a result of the split-off, Celera will no longer be a member of Applied Biosystems’ consolidated return. Due to Celera’s post split-off separate taxpayer status and history of losses, management determined that it was more likely than not that the net deferred tax assets distributed to Celera in conjunction with the split-off will not be realized. This assessment required significant judgment and

Celera Corporation

Notes to Combined Financial Statements (Continued)

analysis of all the positive and negative evidence to determine whether deferred tax assets will more likely than not be realized. While Celera has made improvements in its earning trends and acquired a historically profitable business in BHL in fiscal 2008, its history of losses is considered significant negative evidence that is difficult to overcome and outweighs the positive evidence as it relates to the future realizability of the net federal and state deferred tax assets. Consequently, a full valuation allowance was established after having considered reversing deferred tax liabilities. Some of these deferred tax assets are expected to expire in four to twelve years, if not used before then. Refer to Note 4 for further information on income taxes.

In the third quarter of fiscal 2008, Celera recorded a tax charge of $0.7 million relating to R&D tax credits.

Fiscal 2007

The Tax Relief and Health Care Act of 2006, enacted in December 2006, extended the R&D tax credit from January 1, 2006 through December 31, 2007. Celera included the estimated benefit of the current year R&D tax credit in its fiscal 2007 estimated annual effective tax rate. In addition, Celera recorded a tax benefit of $1.4 million in fiscal 2007 related to the R&D tax credit generated between January 1, 2006 and June 30, 2006.

3. Acquisitions

Berkeley HeartLab, Inc.

In October 2007, Celera acquired BHL for $193.2 million in cash, including transaction costs. BHL is a cardiovascular healthcare company with a Clinical Laboratory Improvement Amendments of 1988 (CLIA)- certified laboratory that provides a broad portfolio of clinical laboratory tests and disease management services focused on individuals who have cardiovascular disease or lipid or metabolic disorders. The acquisition provides Celera with a commercial infrastructure to bring its new genetic tests to the U.S. cardiovascular market. Additionally, BHL is expected to provide opportunities for Celera to commercialize new tests and technologies and to gain economies of scale and improve its margins as a consequence of the vertical integration with BHL’s clinical laboratory service business. The cash expenditure for this acquisition was funded by available cash.

The purchase price of $193.2 million was allocated to tangible net assets and intangible assets as follows:

(Dollar amounts in millions)
Current assets, including deferred tax asset of $5.2	$43.5
Long-term assets	6.2
Current liabilities	(19.1)
Long-term liabilities, including deferred tax liability of $41.0	(45.6)

Tangible net liabilities assumed, at approximate fair value	(15.0)

Goodwill	103.3
Customer relationships	67.4
Trademark and trade name	21.8
Existing technology	14.9
Internally developed software	0.8

Total intangible assets	208.2

Total purchase price	$193.2

The recorded values of the intangible assets, other than the trademark and trade name, are being amortized over their expected period of benefit, which on a weighted-average basis is approximately 12 years. An

Celera Corporation

Notes to Combined Financial Statements (Continued)

established client list, a recognized company name and a broad portfolio of clinical laboratory tests and disease management services focused on the secondary prevention market were among the factors that resulted in the recognition of goodwill. The goodwill, trademark and trade name will be reviewed for impairment as part of Celera’s annual impairment tests. In fiscal 2008, Celera recorded a $5.2 million deferred tax asset, included in current assets, and a $41.0 million deferred tax liability, included in long-term liabilities, for net operating loss carryforwards and other temporary differences of BHL. The goodwill recognized is not deductible for federal income tax purposes. The net assets and results of operations of BHL have been included in the combined financial statements since the date of the acquisition.

In connection with the acquisition, Celera assumed $10.8 million of floating and fixed rate debt (refer to Note 9). As of June 30, 2008, $0.1 million of this debt remained outstanding.

The following selected unaudited pro forma financial information has been prepared assuming the acquisition had occurred at the beginning of each period presented and gives effect to purchase accounting adjustments:

	For the Fiscal Years Ended June 30,
(Dollar amounts in millions except per share amounts)	2008	2007
Net revenues	$157.3	$129.1
Net loss	(109.8)	(23.3)
Pro forma basic and diluted loss per share	(1.38)

In fiscal 2008, Celera recorded $6.5 million of amortization of intangible assets related to this acquisition. This unaudited pro forma data is for informational purposes only and may not be indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of each year presented or of the future operations of the combined companies.

Atria Genetics Inc.

In late October 2007, Celera acquired substantially all of the assets of Atria for $33.3 million in cash, including transaction costs. Atria has a line of human leukocyte antigen (HLA) testing products that are used for identifying potential donors in the matching process for bone marrow transplantation. The acquisition provides Celera with direct access to tissue typing in the transplantation and bone marrow registry market. The cash expenditure for this acquisition was funded by available cash.

Celera Corporation

Notes to Combined Financial Statements (Continued)

The purchase price of $33.3 million was allocated to tangible net assets and intangible assets as follows:

(Dollar amounts in millions)
Current assets	$0.6
Long-term assets	0.2
Current liabilities	(0.5)
Long-term liabilities	(0.2)

Tangible net assets acquired, at approximate fair value	0.1

Goodwill	10.6
Customer relationships	17.8
Trademark and trade name	2.0
Existing technology	2.7
Internally developed software	0.1

Total intangible assets	33.2

Total purchase price	$33.3

The recorded values of the intangible assets, other than the trademark and trade name, are being amortized over their expected period of benefit, which on a weighted-average basis is approximately 12 years. The relationship with end user customers, line of HLA testing products, core technology and an established name were among the factors that resulted in the recognition of goodwill. The goodwill, trademark and trade name will be reviewed for impairment as part of Celera’s annual impairment tests. The entire amount of goodwill is deductible for federal income tax purposes. The net assets and results of operations of Atria have been included in the combined financial statements since the date of the acquisition.

The following selected unaudited pro forma financial information has been prepared assuming the acquisition had occurred at the beginning of each period presented and gives effect to purchase accounting adjustments:

	For the Fiscal Years Ended June 30,
(Dollar amounts in millions except per share amounts)	2008	2007
Net revenues	$141.1	$51.2
Net loss	(103.7)	(19.2)
Pro forma basic and diluted loss per share	(1.30)

In fiscal 2008, Celera recorded $0.6 million of amortization of intangible assets related to this acquisition. This unaudited pro forma data is for informational purposes only and may not be indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of each year presented or of the future operations of the combined companies.

Celera Corporation

Notes to Combined Financial Statements (Continued)

4. Income Taxes

Earnings and taxes are primarily derived from U.S. sources.

The (provision) benefit for income taxes from operations for fiscal 2008, 2007 and 2006 consisted of the following:

(Dollar amounts in millions)	2008	2007	2006
Current	$41.3	$0.6	$64.6
Deferred	(130.4)	14.7	(25.4)

Total (provision) benefit for income taxes	$(89.1)	$15.3	$39.2

A reconciliation of the federal statutory tax rate to the actual tax (provision) benefit for fiscal 2008, 2007 and 2006 is set forth in the following table:

(Dollar amounts in millions)	2008	2007	2006
Federal statutory rate	35%	35%	35%

Tax at federal statutory rate	$5.2	$12.6	$36.0
Valuation allowance	(91.6)	—	—
Non-deductible costs related to the split-off	(1.8)	—	—
R&D tax credit	(0.3)	2.9	3.4
Non-deductible stock compensation expense	(0.2)	(0.2)	(0.2)
Non-deductible compensation expense	(0.2)
Meals and entertainment	(0.2)	—	—

Total (provision) benefit for income taxes	$(89.1)	$15.3	$39.2

Income taxes receivable at June 30, 2008 was $2.8 million. There was no income taxes receivable at June 30, 2007. Accrued taxes on income at June 30, 2008 and 2007 were $0.4 million and $15.5 million, respectively.

Celera Corporation

Notes to Combined Financial Statements (Continued)

Significant components of deferred tax assets and liabilities at June 30 are summarized below:

(Dollar amounts in millions)	2008	2007

Deferred tax assets:
Depreciation	$7.5	$6.7
Inventories	1.0	1.0
Postretirement and postemployment benefits	0.6	0.4
Unrealized losses on investments	0.6	5.8
Allowance for doubtful accounts	2.8	0.2
Stock compensation	2.5	2.1
Compensation	1.8	1.4
Other accruals	5.0	3.2
Tax credit and loss carryforwards	36.9	66.9
Capitalized R&D expense	65.0	61.6
Intangibles assets	—	3.1
State taxes, net of federal benefit*	11.9	20.7

Subtotal	135.6	173.1
Valuation allowance – U.S. federal and states	(103.6)	(20.7)

Total deferred tax assets	32.0	152.4

Deferred tax liabilities:
Intangible assets	38.1	—

Total deferred tax liabilities	38.1	—

Total net deferred tax (liabilities) assets	$(6.1)	$152.4

Total current deferred tax asset	$2.1	$1.2
Total non-current deferred tax (liabilities) assets	(8.2)	151.2

Total net deferred tax (liabilities) assets	$(6.1)	$152.4

*	Represents state deferred tax assets not included in the above categories.

Losses have historically been absorbed by income at the Applied Biosystems level and therefore there are no net operating loss carryforwards other than losses that were a result of various acquisitions of approximately $31.7 million, on a tax effected basis. These losses will expire between fiscal 2012 and 2020. The Internal Revenue Code has limited the amount of the acquired net operating loss carryforwards that can be used annually to offset future taxable income as a result of these acquisitions. The Company also has U.S. federal credit carryforwards of $5.2 million that expire between fiscal 2017 and 2020.

The valuation allowance of $103.6 million at June 30, 2008, increased by $82.9 million in fiscal 2008, primarily due to the split-off from Applied Biosystems. In the fourth quarter of fiscal 2008, Celera recorded a non-cash tax charge of $91.6 million to increase the valuation allowance against its deferred tax assets. As a result of the split-off, Celera will no longer be a member of Applied Biosystems’ consolidated return. Due to Celera’s post split-off separate taxpayer status and history of losses, management determined that it was more likely than not that the net deferred tax assets distributed to Celera in conjunction with the split-off will not be realized. Consequently, a full valuation allowance was established after having considered reversing deferred tax liabilities. Some of these deferred tax assets are expected to expire in four to twelve years, if not used before then.

Celera Corporation

Notes to Combined Financial Statements (Continued)

At June 30, 2007, the valuation allowance was $20.7 million, which entirely related to state deferred tax assets. The valuation allowance increased by $1.7 million in fiscal 2007, from $19.0 million at June 30, 2006, primarily due to changes in temporary differences. A state valuation allowance is maintained for future tax deductions and carryforwards, since the Company believes it is more likely than not that it may not generate sufficient income, of the appropriate character, and in the particular jurisdictions, to realize the benefits before the carryforward periods expire.

Celera adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 and FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 on July 1, 2007. FIN 48 addresses the recognition and measurement of uncertain income tax positions using a “more-likely-than-not” threshold and also requires enhanced disclosures in the financial statements. FIN 48-1 amends FIN 48 to provide guidance on how companies should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.

As a result of the adoption of FIN 48, in the first quarter of fiscal 2008 the Company recognized a decrease of $37.6 million to its opening accumulated net loss relating to uncertain tax positions. In the fourth quarter of fiscal 2008, the adjustment to the opening net loss relating to uncertain tax positions was reduced by $2.7 million to $34.9 million.

During fiscal 2008, the Internal Revenue Service completed its audit of Applied Biosystems’ fiscal years 2001 through 2005. Celera was included in the consolidated returns of Applied Biosystems. The $2.0 million decrease in the Company’s unrecognized tax benefits from July 1, 2007 to June 30, 2008 was due to the completion of this audit. The Company has recognized interest and penalties related to uncertain tax positions in its provision for income taxes. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollar amounts in millions)
Unrecognized income tax benefits at July 1, 2007	$5.6
Increases from prior-period positions	0.4
Decreases from prior-period positions	(2.0)

Unrecognized income tax benefits at June 30, 2008	$4.0

The unrecognized income tax benefits at June 30, 2008, include $3.6 million related to deferred tax assets that were allocated to the Company under Applied Biosystems’ tax accounting policies. In connection with the split-off, these unrecognized income tax benefits will remain with Applied Biosystems. Unrecognized income tax benefits of $0.4 million will be retained by the Company.

Although the Company’s tax filings are under continual examination by the tax authorities and the Company regularly assesses its tax uncertainties, tax examinations are inherently uncertain.

The Company files U.S. federal and various state income tax returns. The U.S. statutes of limitation are open for the fiscal tax years 2004 forward. Under the tax matters agreement between Applied Biosystems and the Company (refer to Note 10), it is expected that Applied Biosystems generally will be responsible for the payment of all taxes attributable to Celera’s operations prior to the split-off.

5. Retirement and Other Benefits

Pension Plans, Retiree Healthcare, and Life Insurance Benefits

A small number of Celera employees participated in Applied Biosystems’ pension and postretirement benefit plans. Benefits provided under Applied Biosystems’ defined benefit pension plans are generally based on

Celera Corporation

Notes to Combined Financial Statements (Continued)

years of service and compensation during active employment. The accrual of future service benefits for the qualified defined benefit pension plan was frozen as of June 30, 2004. Applied Biosystems’ funding policy is determined in accordance with statutory funding requirements and it generally does not fund the pension plans when the contributions would not be tax deductible. Applied Biosystems also sponsors nonqualified supplemental benefit plans in which a small number of Celera employees participated. These supplemental plans are unfunded.

Applied Biosystems’ postretirement benefit plan is unfunded and provides healthcare and life insurance benefits to eligible employees. Applied Biosystems shares the cost of providing these benefits with retirees.

Subsequent to the split-off, Celera has adopted a non-qualified deferred compensation plan and a non-qualified excess savings plan similar to the plans offered by Applied Biosystems.

Prior to the split-off, Celera’s President and Chief Executive Officer participated in Applied Biosystems’ supplemental executive retirement plan. Celera has frozen this plan and transferred the value of the benefit at June 30, 2008, to the Celera non-qualified excess savings plan. No further contributions to this plan will be made by the Company and the benefit will only be available to Celera’s President and Chief Executive Officer upon termination or retirement.

The net periodic benefit expense allocated to the Company associated with Applied Biosystems’ employee benefit plans for the fiscal years ended June 30, is shown in the table below. These amounts also represent the Company’s share of Applied Biosystems’ contributions to the plan. As a result of the split-off, liabilities for Celera eligible employees for the qualified domestic pension and postretirement benefit plans will remain with Applied Biosystems.

(Dollar amounts in millions)	Pension	Post-retirement
2008	$1.2	$0.1
2007	1.1	0.1
2006	0.5	0.1

Savings Plans

Historically, Celera’s employees have participated in Applied Biosystems’ 401(k) savings plan. Contributions to this plan on behalf of the employees, net of plan forfeitures, were $1.4 million in fiscal 2008, $1.4 million for fiscal 2007, and $2.6 million for fiscal 2006. BHL sponsors a 401(k) defined contribution plan covering all their employees. Following the split-off, Celera offers a tax-qualified 401(k) savings plan to all eligible employees.

Postemployment Benefits

The Company provides to eligible employees some postemployment benefits, including severance and outplacement costs, disability, and medical-related costs paid after employment but before retirement.

6. Celera Stock

Capital Stock

As part of the split-off, each outstanding share of Celera stock was redeemed in exchange for one share of Celera Corporation common stock. Immediately following the split-off, 80.0 million shares of Celera Corporation common stock were outstanding, based on the same number of shares of Celera stock outstanding as of June 30, 2008.

Celera Corporation

Notes to Combined Financial Statements (Continued)

In addition, each option to purchase shares of Celera stock and each other security evidencing the right to receive shares of Celera stock issued under employee stock incentive plans and outstanding on the split-off date were converted into a similar option to purchase shares of Celera Corporation common stock, at the same exercise price, or a similar security evidencing the right to receive shares of Celera Corporation common stock.

The Company does not anticipate paying any dividends on its common stock in the foreseeable future because it expects to retain future earnings for use in the operation and expansion of the business. The amount and payment of any dividends in the future will be at the discretion of the Board of Directors and will depend, among other things, on the Company’s financial condition, results of operations, cash requirements, future prospects and other factors that may be considered relevant by the Board of Directors.

Treasury Stock

Applied Biosystems has in the past repurchased shares of Celera stock.

Repurchases were made under standing resolutions of Applied Biosystems’ Board of Directors to replenish shares of Celera stock issued under Applied Biosystems’ various stock plans. These resolutions delegated authority to management to purchase shares from time to time at price levels it deemed appropriate through open market or negotiated purchases.

The following table provides transactions relating to Celera stock:

(Shares in millions)	Issued
Balance at June 30, 2006	77.3
Purchases of shares for treasury stock	—
Issuances of shares under stock plans	1.7

Balance at June 30, 2007	79.0
Purchases of shares for treasury stock	—
Issuances of shares under stock plans	1.0

Balance at June 30, 2008	80.0

Stockholder Protection Rights Agreement

In connection with Applied Biosystems’ recapitalization in 1999, Applied Biosystems adopted a Stockholder Protection Rights Agreement (Rights Agreement) to protect stockholders against abusive takeover tactics.

During the split-off, each outstanding share of Celera group stock was redeemed and this Rights Agreement is no longer effective for Celera. A replacement agreement has not yet been adopted by the Company.

7. Share-Based Compensation

Prior to the split-off, Celera employees participated in the Applied Biosystems/Celera Group 1999 Amended and Restated Stock Incentive Plan (Celera Group Plan) which was first approved by stockholders of Applied Biosystems in April 1999. For all periods presented, Celera Corporation did not have any stock option, restricted stock or restricted stock unit plans authorized, nor were any stock options outstanding. The Celera Corporation 2008 Stock Incentive Plan, which is substantially unchanged from the Celera Group Plan, was adopted by the Company on July 1, 2008.

Celera Corporation

Notes to Combined Financial Statements (Continued)

As part of the split-off, each outstanding share of Celera stock has been redeemed in exchange for one share of Celera Corporation common stock. In addition, each option to purchase shares of Celera stock and each other security evidencing the right to receive shares of Celera stock, in each case, issued under employee stock incentive plans and outstanding on the split-off date has been converted into a similar option to purchase shares of Celera Corporation common stock, at the same exercise price, or a similar security evidencing the right to receive shares of Celera Corporation common stock.

However, since Celera’s employees, as part of Applied Biosystems, were granted stock options, restricted stock and restricted stock units related to Celera stock, the following disclosures include information relating to share-based compensation expense related to Celera stock.

Share-Based Plans

As discussed in Note 1, Applied Biosystems adopted the fair value recognition provisions for share-based plans using the modified prospective transition method provided by SFAS No. 123R. As of June 30, 2008, approximately 5.5 million shares of Celera stock were available for the grant of awards under Celera stock share-based plans. Share-based exercises of Celera stock settle primarily with treasury shares. The summary below describes Celera stock share-based plans.

1999 Stock Incentive Plans

The Celera Group Plan authorizes grants of Celera stock options, restricted stock units, and other equity awards. Directors, officers, key employees, and consultants may be granted awards under the Celera stock incentive plan in a manner that reflects their responsibilities.

Stock Options

Options granted to Celera employees allowed them to purchase shares of Celera stock, and subsequent to the split-off allow them to purchase shares of Celera Corporation, under the terms of the plans under which they were issued. In addition, members of Applied Biosystems’ Board of Directors received Celera stock options for their service on Applied Biosystems’ board. Celera stock options were issued at their fair market value at grant date. With the exception of Celera stock options granted in the fourth quarter of fiscal 2005, as discussed below, most Celera stock options vest equally over a four-year service period and expire ten years from the grant date.

During the fourth quarter of fiscal 2005, Applied Biosystems’ Board of Directors approved the grant of options to purchase 1.3 million shares of Celera stock to some employees, including executive officers. These options have a term of ten years from the grant date, and were fully vested and exercisable as of the grant date. However, Celera stock shares acquired on the exercise of these options are subject to a restriction on transfer (covering sales, gifts, pledges, and any other method of disposition). The transfer restriction will lapse, for each grant of options to purchase Celera stock, on 25% of the shares covered by these grants on each of the first four anniversaries of the grant date. Also, the transfer restriction will lapse in full on termination of employment for any reason.

Celera Corporation

Notes to Combined Financial Statements (Continued)

The following table summarizes option activity under Celera stock share-based plans for the fiscal years ended June 30, 2008, 2007 and 2006:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (In millions)
Outstanding at June 30, 2005	10,412,800	$19.09		$
Granted	80,300	11.51
Exercised	(1,317,061)	9.63
Cancelled	(1,273,845)	39.79

Outstanding at June 30, 2006	7,902,194	17.44	5.34		20.5
Granted	898,000	15.10
Exercised	(1,400,838)	9.23
Cancelled	(485,946)	28.02

Outstanding at June 30, 2007	6,913,410	18.05	4.88		13.1
Granted	212,900	14.98
Exercised	(676,651)	8.77
Cancelled	(268,128)	32.87

Outstanding at June 30, 2008	6,181,531	$18.32	4.24		$7.1

Vested and expected to vest at June 30, 2006 *	7,889,686	$17.45	5.33		$20.5
Vested and expected to vest at June 30, 2007 *	6,704,416	18.15	4.74		13.1
Vested and expected to vest at June 30, 2008 *	6,072,186	18.38	4.17		7.1
Exercisable at June 30, 2006	7,834,457	17.43	5.30		20.4
Exercisable at June 30, 2007	5,981,748	18.53	4.16		13.0
Exercisable at June 30, 2008	5,303,531	18.87	3.50		7.1

*	The expected to vest amount represents the unvested Celera stock options as of June 30, 2008, 2007 and 2006 less estimated forfeitures.

The following table summarizes information regarding Celera stock options outstanding and exercisable at June 30, 2008:

(Option prices per share)	Number of Options	Weighted- Average Exercise Price
Options outstanding:
$ 5.80 – $ 9.13	1,952,328	$8.70
$10.16 – $ 11.31	1,551,102	10.46
$11.44 – $ 18.90	1,736,549	15.89
$19.48 – $132.63	941,552	55.68

Options exercisable:
$ 5.80 – $ 9.13	1,952,328	$8.70
$10.16 – $ 11.31	1,549,351	10.46
$11.44 – $ 18.90	860,300	16.77
$19.48 – $132.63	941,552	55.68

Celera Corporation

Notes to Combined Financial Statements (Continued)

Restricted Stock Units

In fiscal 2006, Applied Biosystems started granting Celera stock restricted stock units to employees. These units represent rights to receive a share of the Celera stock on satisfaction of the applicable vesting conditions. The fair value of the Celera stock units is determined and fixed on the grant date. Celera stock restricted stock units with service conditions vest in four equal annual installments. Celera stock restricted stock units with performance conditions vest in various increments following the end of the fiscal year based on the terms of the awards and attainment of performance targets. At grant date, an initial assessment is made of which performance targets will be met. During the performance period the Company continues to monitor whether the initial assessment is still valid and the accruals are adjusted if it becomes apparent that a different target level is more likely to be achieved. By the end of the requisite period, compensation cost is recognized to the extent the performance target is ultimately achieved.

The following tables summarize Celera stock restricted stock unit activity under Celera stock share-based plans for the fiscal years ended June 30, 2008, 2007 and 2006:

	Number of Units	Weighted- Average Grant- Date Fair Value	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (In millions)
Outstanding at June 30, 2005	—	$—	—	$—
Granted	461,470	11.41
Cancelled	(2,375)	12.67

Outstanding at June 30, 2006	459,095	11.41	2.46	5.9
Granted	208,085	15.05
Vested	(82,770)	12.02
Cancelled	(18,779)	12.52

Outstanding at June 30, 2007	565,631	12.62	1.78	7.0
Granted	988,595	13.88
Vested	(244,130)	13.37
Cancelled	(121,219)	13.75

Outstanding at June 30, 2008	1,188,877	$11.44	1.46	$13.8

Vested and expected to vest at June 30, 2006 *	355,844	$11.41	2.37	$4.6
Vested and expected to vest at June 30, 2007 *	465,162	12.57	1.66	5.8
Vested and expected to vest at June 30, 2008 *	1,183,048	13.77	1.47	13.6

*	The expected to vest amount represents the unvested Celera stock restricted stock units as of June 30, 2008, 2007 and 2006 less estimated forfeitures.

As of June 30, 2008, there were $12.7 million of total unrecognized compensation costs related to nonvested Celera stock awards and Celera stock restricted stock units that are expected to be recognized over a weighted average period of approximately two years.

Employee Stock Purchase Plans

Prior to the split-off, employees could participate in the Applied Biosystems’ stock purchase plan. This plan gave employees the right to purchase shares of Celera stock. Employees were eligible to participate through payroll deductions of up to 10% of their compensation. Celera stock shares were purchased at 85% of the lower

Celera Corporation

Notes to Combined Financial Statements (Continued)

of the average market price at the beginning or the end of each three-month offering period. Under the provisions of SFAS No. 123R, expense was recorded under these stock purchase plans of $0.7 million in each of fiscal 2008, 2007 and 2006.

The number of Celera stock shares issued under Applied Biosystems’ employee stock purchase plan was 248,000, 242,000 and 335,000 for the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

Director Stock Purchase and Deferred Compensation Plan

Applied Biosystems has a Director Stock Purchase and Deferred Compensation Plan that permits Applied Biosystems non-employee directors to apply all or a portion of their annual retainer and other board fees to the purchase of common stock. Prior to the split-off, purchases of Celera stock were made in a ratio approximately equal to the number of shares of Celera stock outstanding. The purchase price was the fair market value on the date the retainer is earned. At June 30, 2008, Applied Biosystems had 26,821 shares of Celera stock that have been deferred under the Applera 1993 Director Stock Purchase and Deferred Compensation Plan and are treated as vested Celera stock units for accounting purposes. At June 30, 2008, Applied Biosystems had approximately 68,000 shares of Celera stock available for issuance under this plan.

Restricted Stock

Prior to the split-off and as part of Applied Biosystems’ stock incentive plans, employees and non-employee directors have been granted shares of Celera stock restricted stock that vest when certain continuous employment/service restrictions and/or specified performance goals are achieved. The fair value of Celera stock shares granted is generally expensed over the restricted periods. The periods may vary depending on the estimated achievement of performance goals.

The following table summarizes nonvested Celera stock share activity under the Applied Biosystems share-based plans during the fiscal years ended June 30, 2008, 2007 and 2006:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at June 30, 2005	60,834	$10.42
Granted	9,000	11.78
Vested	(53,112)	10.40

Nonvested at June 30, 2006	16,722	11.20
Granted	110,115	14.02
Vested	(50,427)	13.45

Nonvested at June 30, 2007	76,410	13.78
Granted	10,000	12.73
Vested	(42,705)	14.09

Nonvested at June 30, 2008	43,705	$13.24

The total fair value of Celera stock shares that vested during fiscal 2008 was $0.6 million.

Celera Corporation

Notes to Combined Financial Statements (Continued)

Performance Unit Bonus Plan

Applied Biosystems adopted a Performance Unit Bonus Plan in fiscal 1997. This plan authorizes a performance unit bonus pool that is tied to the grant of corresponding options under the Celera Group Plan. Performance units granted under the plan represent the right to receive cash from the Company at a specified date in the future. The amount of the payment for each grant is determined on the date of grant. Performance units were granted in relation to Applied Biosystems stock or Celera stock. The performance units vest when the common stock reaches and maintains specified price levels, based on its moving average price, for a specified period.

No performance units were granted in fiscal 2008, 2007 or 2006. As a result of performance targets being achieved in each fiscal year, compensation expense of $0.3 million, $0.3 million and less than $0.1 million was recorded in fiscal 2008, 2007 and 2006, respectively.

8. Additional Information

Selected Accounts

The following table provides the major components of selected accounts of the Combined Statements of Financial Position at June 30:

(Dollar amounts in millions)	2008	2007
Other long-term assets:
Noncurrent deferred tax assets, net	$—	$151.2
Investment in Abbott strategic alliance(1)	10.0	10.0
Other	2.5	3.9

Total other long-term assets	$12.5	$165.1

Other accrued expenses:
Restructuring	$1.6	$2.6
Litigation	—	3.5
Other	8.3	5.7

Total other accrued expenses	$9.9	$11.8

Other long-term liabilities:
Deferred compensation	$6.1	$6.8
Deferred tax liability	8.2	—
Patent liability	—	2.8
Accrued pension benefits	2.4	2.2
Other	4.5	3.2

Total long-term liabilities	$21.2	$15.0

(1)	Prepaid expenses and other current assets include $11.0 million and $14.7 million at June 30, 2008 and 2007, respectively, related to the investment in the Abbott strategic alliance. Refer to Note 14 for further information.

Assets Held for Sale

In connection with the decision to exit the small molecule drug discovery and development programs as discussed in Note 2, Celera decided to pursue the sale of its South San Francisco, California facility. As a result of this decision, in fiscal 2006, $11.5 million of property, plant and equipment was reclassified into assets held for sale, which is included in other current assets in Combined Statements of Financial Position, and a $5.8 million pre-tax charge was recorded that represented the write-down of the carrying amount of the facility to its then estimated market value less estimated selling costs. In fiscal 2007, an additional $6.8 million pre-tax

Celera Corporation

Notes to Combined Financial Statements (Continued)

charge was recorded for the facility. In the fourth quarter of fiscal 2008, a $0.3 million pre-tax charge was recorded, representing the write-down of the facility to its then estimated market value less estimated selling costs. The sale of this facility is expected to occur by June 30, 2009.

9. Debt and Lines of Credit

Historically, Celera had access to Applied Biosystems’ $250 million unsecured revolving credit facility with four banks that matures on May 25, 2012. This amount was increased from $200 million effective August 27, 2007, at Applied Biosystems’ request in accordance with the terms of the agreement. There were no borrowings outstanding related to Celera under this facility at June 30, 2008 and 2007.

In connection with the acquisition of BHL, Celera assumed approximately $10.8 million of floating and fixed rate debt, mostly secured by BHL’s accounts receivable and certain other fixed assets. At June 30, 2008, $0.1 million of this debt remained outstanding. Refer to Note 3 for additional information on the BHL acquisition.

10. Commitments, Contingencies, and Guarantees

Future minimum payments at June 30, 2008 (for the fiscal period ending December 27, 2008, and calendar years thereafter), under non-cancelable operating leases for real estate and equipment were as follows:

(Dollar amounts in millions)
Fiscal period ending December 27, 2008	$4.4
2009	8.8
2010	6.8
2011	3.5
2012	1.8
2013 and thereafter	9.5

Total	$34.8

Rental expense of $6.3 million, $5.1 million, and $8.1 million was recorded in fiscal 2008, 2007 and 2006, respectively.

Indemnifications

In the normal course of business, Celera enters into some agreements under which it indemnifies third parties for intellectual property infringement claims or claims arising from breaches of representations or warranties. In addition, from time to time, Celera provides indemnity protection to third parties for claims relating to past performance arising from undisclosed liabilities, product liabilities, environmental obligations, representations and warranties, and other claims. In these agreements, the scope and amount of remedy, or the period in which claims can be made, may be limited. It is not possible to determine the maximum potential amount of future payments, if any, due under these indemnities due to the conditional nature of the obligations and the unique facts and circumstances involved in each agreement. Historically, payments made related to these indemnifications have not been material to the combined financial position.

Legal Proceedings

Applied Biosystems and some of its officers are defendants in a lawsuit brought on behalf of purchasers of Celera stock in its follow-on public offering of Celera stock completed on March 6, 2000. In the offering,

Celera Corporation

Notes to Combined Financial Statements (Continued)

Applied Biosystems sold an aggregate of approximately 4.4 million shares of Celera stock at a public offering price of $225 per share. The lawsuit, which was commenced with the filing of several complaints in April and May 2000, is pending in the U.S. District Court for the District of Connecticut, and an amended consolidated complaint was filed on August 21, 2001. The consolidated complaint generally alleges that the prospectus used in connection with the offering was inaccurate or misleading because it failed to adequately disclose the alleged opposition of the Human Genome Project and two of its supporters, the governments of the U.S. and the U.K., to providing patent protection to Celera’s genomic-based products. Although neither Celera nor Applied Biosystems ever sought, or intended to seek, a patent on the basic human genome sequence data, the complaint also alleges that Applied Biosystems did not adequately disclose the risk that it would not be able to patent this data. The consolidated complaint seeks unspecified monetary damages, rescission, costs and expenses, and other relief as the court deems proper. On March 31, 2005, the court certified the case as a class action.

Under the terms of the separation agreement between Celera and Applied Biosystems, Celera agreed to indemnify Applied Biosystems for liabilities resulting from the class action suit described above, as well as other actions pending on the split-off date or that may arise in the future, to the extent such actions are ultimately determined to relate to or arise out of the Celera business, assets or liabilities, in each case, to the extent not covered by Applied Biosystems’ insurance. If plaintiffs in these suits are ultimately successful on the merits, the resulting liabilities for which Celera is responsible could have a material adverse impact on Celera’s business and financial condition.

On May 15, 2008, Celera received a letter from the National Institutes of Health, or NIH, following up on previous correspondence and discussions and requesting that Celera enter into a license agreement with the NIH for its U.S. Patent No. 5,252,477 in connection with Celera’s ViroSeq HIV-1 Genotyping System, and that Celera pay royalties in respect of all of its past sales of this product (which NIH alleges to be approximately $1.9 million if paid in full by June 30, 2008), and in respect of future sales of this product. Although Celera has had discussions with the NIH in the past on this matter, Celera continues to believe that the NIH’s patent is not applicable to its ViroSeq HIV-1 Genotyping System and that the NIH is not entitled to any royalties from the sale of this product.

Tax Matters Agreement

The tax matters agreement with Applied Biosystems governs Applied Biosystems’ and Celera’s respective rights, responsibilities and obligations after the split-off with respect to taxes, including ordinary course of business taxes and taxes, if any, incurred as a result of any failure of the split-off, together with certain related transactions, to qualify as a tax-free exchange for U.S. federal income tax purposes within the meaning of Sections 355 and 368(a)(1)(D) of the Internal Revenue Code (including as a result of Section 355(e) of the Internal Revenue Code). Under the tax matters agreement, it is expected that Applied Biosystems generally will be responsible for the payment of all income and non-income taxes attributable to Celera’s operations pre-split-off and Celera generally will be responsible for the payment of all income and non-income taxes attributable to its operations post-split-off. In addition, Applied Biosystems will pay Celera for certain available tax benefits resulting from U.S. federal and state tax credits and losses attributable to Celera’s business that arose prior to the split-off to the extent these credits are not first utilized by Applied Biosystems.

Notwithstanding the foregoing, it is expected that, under the tax matters agreement, Celera also generally will be responsible for any taxes imposed on Applied Biosystems that arise from the failure of the split-off, together with certain related transactions, to qualify as a tax-free exchange for U.S. federal income tax purposes within the meaning of Sections 355 and 368(a)(1)(D) of the Internal Revenue Code, if such failure to qualify is attributable to actions, events or transactions relating to Celera’s stock, assets or business, or a breach of the relevant representations or covenants made by Celera in the tax matters agreement. In addition, Celera generally

Celera Corporation

Notes to Combined Financial Statements (Continued)

will be responsible for a percentage of any taxes that arise from the failure of the split-off, together with certain related transactions, to qualify as a tax-free exchange for U.S. federal income tax purposes within the meaning of Sections 355 and 368(a)(1)(D) of the Internal Revenue Code, if such failure is for any reason for which neither Celera nor Applied Biosystems is responsible. Under the tax matters agreement Celera will also be required to indemnify Applied Biosystems for a portion of Applied Biosystems’ tax cost resulting from Applied Biosystems and Celera entering into an intellectual property supply agreement and other intellectual property license agreements in connection with the split-off. The tax matters agreement also is expected to impose restrictions on Celera’s and Applied Biosystems’ ability to engage in certain actions following Celera’s separation from Applied Biosystems and to set forth the respective obligations among Celera and Applied Biosystems with respect to the filing of tax returns, the administration of tax contests, assistance and cooperation and other matters.

11. Financial Instruments

Concentration of Credit Risk

The financial instruments that potentially subject Celera to concentrations of credit risk are cash and cash equivalents, short-term investments, and accounts receivable. Celera attempts to minimize the risks related to cash and cash equivalents and short-term investments by using highly-rated financial institutions that invest in a broad and diverse range of financial instruments. Guidelines have been established relative to credit ratings and maturities intended to maintain safety and liquidity.

With regard to the gross accounts receivable balance at June 30, 2008, Abbott and Medicare accounted for 9% and 18%, respectively, of the total balance.

Fair Value

Various methods are used to estimate the fair value of Celera’s financial instruments. The carrying amount of cash and cash equivalents approximates fair value. Quoted market prices, if available, or quoted market prices of financial instruments with similar characteristics are used in valuing Celera’s short-term investments and minority equity investments.

The following table presents the carrying amounts and fair values of the significant financial instruments at June 30:

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$47.3	$47.3	$33.4	$33.4
Short-term investments	287.7	287.7	531.5	531.5
Other investments	6.1	6.1	6.8	6.8
Minority equity investments	1.8	1.8	2.8	2.8

Net unrealized gains and losses on short-term investments and minority equity investments are reported in net allocations from Applied Biosystems which is a component of allocated net worth in the Combined Statements of Financial Position. During fiscal 2008, a pre-tax charge of $3.1 million was recorded for an other-than-temporary impairment of a publicly traded non-strategic minority equity investment.

Celera Corporation

Notes to Combined Financial Statements (Continued)

12. Quarterly Financial Information (Unaudited)

The following is a summary of Celera’s quarterly financial results:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(Dollar amounts in millions except per share amounts)	2008	2007 (a)	2008 (b)	2007 (c)	2008 (d)	2007 (e)	2008 (f)	2007 (g)
Net revenues	$16.1	$10.2	$40.3	$13.2	$39.5	$9.8	$42.8	$10.2
Gross margin	13.0	6.4	29.0	8.7	26.3	4.4	30.6	6.3
Net income (loss)	0.7	(7.2)	0.3	(0.7)	(7.4)	(4.7)	(97.7)	(8.0)
Pro forma net income (loss) per share
Basic and diluted (h)	$0.01		$—		$(0.09)		$(1.22)

There were no dividends paid on Celera stock during the periods presented.

The following transactions impacted the comparability between fiscal 2008 and 2007 and are discussed in detail in Note 2.

(a)	Celera recorded a pre-tax charge of $3.5 million for its estimated share of a damage award in continuing litigation between Abbott Laboratories, its alliance partner, and Innogenetics N.V.

(b)	Celera recorded pre-tax charges of $0.4 million for restructuring costs and $2.1 million for the amortization of purchased intangible assets related to the acquisitions of BHL and Atria acquired in the second quarter of fiscal 2008.

(c)	Celera recorded a pre-tax benefit of $2.4 million related to the settlement of a litigation matter associated with the Online/Information Business and a pre-tax gain of $2.5 million from the sale of a small molecule drug discovery and development program. In addition, Celera recorded a pre-tax charge of $2.5 million primarily related to additional restructuring costs associated with exiting small molecule discovery and development. Celera recorded a tax benefit of $1.0 million related to the R&D tax credit generated between January 1, 2006 and June 30, 2006.

(d)	Celera recorded pre-tax charges of $2.2 million related to restructuring costs, $1.1 million of costs associated with the separation from Applied Biosystems, an investment write-down of $3.1 million, amortization of purchased intangible assets of $2.5 million related to the acquisitions of BHL and Atria, a pre-tax gain of $1.1 million from a legal settlement, and a pre-tax charge of $0.6 million related to the settlement of a patent infringement suit with Innogenetics. Celera also recorded a charge of $0.7 million related to R&D tax credits.

(e)	Celera recorded a $0.4 million tax benefit for R&D credits.

(f)	Celera recorded a pre-tax charge of $2.6 million for costs associated with the separation from Applied Biosystems, a $0.2 million pre-tax benefit for a reduction in litigation costs, an asset impairment charge of $0.3 million and $2.5 million for the amortization of purchased intangible assets related to the acquisitions of BHL and Atria. Celera recorded a non-cash tax charge of $92.3 million primarily related to the establishment of a valuation allowance against Celera’s deferred tax assets as a result of the split-off from Applied Biosystems.

(g)	Celera recorded a pre-tax restructuring charge of $3.8 million for an additional asset impairment associated with exiting small molecule drug discovery and development. Celera recorded a pre-tax restructuring charge of $0.5 million for employee-related costs, primarily severance.

(h)	Unaudited pro forma loss per share has been presented to reflect the capital structure of Celera subsequent to the split-off date. Pro forma basic and diluted loss per share has been computed by dividing the quarterly net income or loss by the weighted average number of shares of Celera stock outstanding for each fiscal quarter during the year ended June 30, 2008.

Celera Corporation

Notes to Combined Financial Statements (Continued)

13. Allocated Net Worth

The Combined Statements of Financial Position include the equity transactions of Applied Biosystems, which are attributed to Celera as “net allocations from Applied Biosystems.” These net allocations from Applied Biosystems are primarily comprised of equity transactions that were specifically attributable to Celera. These transactions include, among others, net income (loss) of Celera, activity related to Celera stock, including stock based compensation, investment activity specifically allocated to Celera and tax items related to Celera. These transactions have been incurred by Applied Biosystems and based on specific identification and Applied Biosystems’ tax sharing policy have been attributed to Celera.

Presented below are the net allocations from Applied Biosystems for all periods presented:

(Dollar amounts in millions)
Balance at June 30, 2005	$853.9
Net loss	(63.6)
Issuance of Celera stock	24.8
Nonreimbursable utilization of tax benefits by Applied Biosystems	(61.4)
Interest in Celera Diagnostics acquired from Applied Biosystems	(30.0)
Funding received from Applied Biosystems related to Celera Diagnostics	4.4
Tax benefit related to employee stock options	1.1
Share-based compensation	1.5
Change in net unrealized losses on investments, net of unrealized losses of $ - reclassified into earnings	(0.7)
Foreign currency translation adjustments	0.3

Balance at June 30, 2006	730.3
Net loss	(20.6)
Issuance of Celera stock	15.7
Nonreimbursable utilization of tax benefits by Applied Biosystems	(2.9)
Tax benefit related to employee stock options	2.3
Share-based compensation	3.3
Change in net unrealized losses on investments, net of unrealized losses of $0.3 reclassified into earnings	0.9
Minimum pension liability adjustments	(0.8)

Balance at June 30, 2007	728.2
Net loss	(104.1)
Adoption of FIN 48	34.9
Issuance of Celera stock	8.1
Nonreimbursable utilization of tax benefits by Applied Biosystems	(49.5)
Tax benefit related to employee stock options	1.4
Share-based compensation	6.8
Change in net unrealized losses on investments, net of unrealized losses of $1.9 reclassified into earnings	0.3
Minimum pension liability adjustments	(0.3)

Balance at June 30, 2008	$625.8

The unrealized gains and losses on investments consist of investments in debt securities and minority equity investments in public companies that are classified as available-for-sale. The gains and losses recorded above resulted from temporary appreciations and declines in the market value of the investments based on the then most recent public information available.

Celera Corporation

Notes to Combined Financial Statements (Continued)

14. Celera Diagnostics and Abbott Strategic Alliance

Celera Diagnostics

Through December 31, 2005, Applied Biosystems operated a diagnostics business known as Celera Diagnostics. This business was a 50/50 joint venture between Celera and the Applied Biosystems Group. In January 2006, Applied Biosystems announced that its Board of Directors had approved a restructuring of the Celera Diagnostics joint venture. As a result of the restructuring, the Applied Biosystems Group’s interest in Celera Diagnostics was transferred to Celera in exchange for various considerations to the Applied Biosystems Group.

The financial elements of the consideration provided to the Applied Biosystems Group in connection with the restructuring of Celera Diagnostics included $30 million in cash, which was funded by available cash, and Celera’s agreement to forgive future royalties due through 2017 on sales of the Applied Biosystems Group’s products under the terms of a marketing and distribution agreement between Celera and the Applied Biosystems Group. As a result of the split-off, the marketing and distribution agreement is no longer effective. The separation agreement governs the relationship of the two parties after the split-off.

As a result of the transfer of interest, commencing with the third quarter of fiscal 2006, Celera restated its combined financial statements and has included Celera Diagnostics as a wholly-owned subsidiary.

Abbott Strategic Alliance

Celera has a long term strategic alliance agreement with Abbott Laboratories, a global health care company. Celera formed the alliance with Abbott to discover, develop, and commercialize in vitro, meaning outside of the living body, diagnostic products for disease detection, prediction of disease predisposition, disease progression monitoring, and therapy selection. Specifically, under the agreement the two companies are working together to commercialize nucleic acid-based (DNA or RNA) diagnostic products, also referred to as molecular diagnostic products. Celera and Abbott have agreed to work exclusively with each other, primarily through a profit-sharing arrangement, in specifically agreed areas of nucleic acid-based diagnostic products. Both companies may work independently outside the exclusive areas. The alliance agreement was amended in fiscal 2006 to permit Applied Biosystems to develop and sell diagnostic instruments to end-users for clinical diagnostic applications, an activity that was previously restricted under the alliance agreement. Development of diagnostic products based on the detection of proteins, rather than nucleic acids, is another potential business area for Celera but is not a part of the agreement with Abbott.

Under the Abbott alliance agreement, the two companies conduct separate but coordinated research and development activities that are within the scope of the alliance. The coordinated activities include the sharing of scientific results and collaboration regarding the technology and instrumentation that their alliance products will use. The alliance agreement with Abbott permits Celera to form collaborations and relationships with other companies to support its research activities. Under the profit-sharing arrangement, the parties share equally in the costs of their separate research and development activities under the alliance, and then share equally in any profits or losses resulting from the marketing and sales of alliance products whether developed by Celera or Abbott. Additionally, under the Abbott alliance agreement, the two companies share equally in the funding of both the working capital requirements as well as the investing activities of the alliance.

Generally, Abbott is the worldwide distributor of products developed and manufactured by the parties that are covered by the alliance. Abbott’s expertise in the diagnostics industry and its global distribution system enhances Celera’s ability to bring diagnostic products to market. Although most products marketed by Abbott under the alliance agreement are covered by the profit-sharing arrangement, some products are not part of the profit-sharing arrangement, and instead Celera is entitled to a royalty based on sales by Abbott.

Celera Corporation

Notes to Combined Financial Statements (Continued)

Celera expects that a significant portion of its nucleic acid-based diagnostic products for the foreseeable future will be covered by the Abbott alliance agreement, and will be marketed, distributed, and sold through Abbott. The term of the strategic alliance agreement runs until June 2017. Although this is a long-term alliance, the alliance agreement contains provisions that could result in early termination for reasons that include the following: breach by either company; a change in control of either company or either company’s dissatisfaction with the financial performance of the alliance according to specifically-agreed parameters and a measurement period set forth in the alliance agreement. Also, Celera cannot ensure that Abbott will perform its obligations as expected. If Abbott terminates the alliance or otherwise fails to conduct its collaborative activities in a timely manner, Celera’s development or commercialization of diagnostic products may be delayed or prevented.

Celera is also developing products not covered by the alliance, but for these products Celera will have to develop its own marketing and distribution capability or find other distributors.

15. Pro Forma Information (Unaudited)

Unaudited pro forma loss per share has been presented to reflect the capital structure of Celera subsequent to the split-off date. Pro forma basic and diluted loss per share has been computed by dividing the net income or loss by the number of Celera shares outstanding and converted into common stock of Celera as of the split-off date. The number of Celera shares outstanding is equivalent to the weighted average number of shares of Celera stock outstanding during the year ended June 30, 2008 as shown below:

(Shares in millions)
Pro forma basic shares	79.5
Pro forma diluted shares *	79.5

*	Options to purchase shares of Celera stock were excluded because the effect was antidilutive.

16. Segmented and Combined Information

Business Segments

Celera’s operations are primarily in the U.S. and it operated as one segment through December 31, 2007. Celera reorganized its business in January 2008 and now operates through three reporting segments, a clinical laboratory testing service business (Lab Services), a products business (Products), and a segment which includes other activities under corporate management (Corporate). The Lab Services business, conducted through BHL, offers a broad portfolio of clinical laboratory tests and disease management services to help healthcare providers improve cardiovascular disease treatment regimens for their patients. The Products business, develops, manufactures and oversees the commercialization of molecular diagnostic products, most of which are commercialized through Celera’s relationship with Abbott. The Corporate segment includes revenues for royalties, licenses, funded collaborations and milestones related to the licensing of certain intellectual property and from the sale of Celera’s former small molecule and proteomic programs. The Corporate segment also includes corporate and shared general and administrative functions, centrally managed research and business development activities. Also included in the Corporate segment is amortization of purchased intangibles related to Celera’s acquisitions.

Costs and expenses for the Lab Services segment and the Products segment reflect direct costs attributable to those segments and an allocation of certain shared services related to information technology, human resources, facilities and other services. These costs have been allocated based on head count. Costs related to the business development activities have been allocated to the Products segment to the extent agreed to under Celera’s Alliance relationship with Abbott. All other centralized corporate and shared administrative costs are reflected in the Corporate segment. The allocation methods have been consistently applied for all periods presented.

Celera Corporation

Notes to Combined Financial Statements (Continued)

Joint Transactions between Segments

The segments may from time to time engage in transactions jointly, including with third parties. Through June 30, 2008 there have been no material transactions between the segments.

The following table provides information concerning the segments for the fiscal years ended June 30:

(Dollar amounts in thousands)	2008	2007	2006
Revenues from external customers
Products	$32,514	$25,770	$26,849
Lab Services	69,336	—	—
Corporate	36,818	17,601	19,358

Total revenues from external customers	138,668	43,371	46,207
Intersegment revenues – Products (1)	66	—	—

Total revenues before eliminations	138,734	43,371	46,207
Elimination of intersegment revenues	(66)	—	—

Total revenues	$138,668	$43,371	$46,207

Operating (loss) income
Products	$(11,020)	$(21,743)	$(17,710)
Lab Services	2,968	—	—
Corporate	(21,571)	(42,476)	(114,834)

Total	$(29,623)	$(64,219)	$(132,544)

Depreciation and amortization
Products	$1,361	$2,909	$3,746
Lab Services	2,283	—	—
Corporate (2)	9,496	3,938	10,506

Total	$13,140	$6,847	$14,252

Interest income, net (3)	$17,743	$27,826	$22,364

Total assets
Products	$75,819	$38,890
Lab Services	248,864	—
Corporate	352,674	743,815

Total	$677,357	$782,705

(1)	Sales to BHL for the year ended June 30, 2008.

(2)	Includes amortization of purchased intangibles related to the BHL and Atria acquisitions.

(3)	Interest income and interest expense is recorded in the Corporate segment.

Customer Information

Celera has a large and diverse customer base. Product revenues consist primarily of equalization payments from Abbott as well as sales of products to Abbott under the alliance agreement, which are recorded at cost. Sales of products to Abbott were $17.2 million in fiscal 2008, $9.9 million in fiscal 2007, and $8.8 million in fiscal 2006. Equalization payments from Abbott were $14.9 million in fiscal 2008, $15.5 million in fiscal 2007, and $17.8 million in fiscal 2006. Service revenues associated with BHL primarily consist of clinical laboratory tests and disease management services focused on individuals with cardiovascular disease or lipid or metabolic disorders.

SCHEDULE II

CELERA CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

FOR THE FISCAL YEARS ENDED JUNE 30, 2006, 2007, 2008

(Dollar amounts in thousands)	Allowance for Doubtful Accounts
Balance at June 30, 2005	$594
Deductions from reserve in fiscal 2006	(78)

Balance at June 30, 2006	516
Deductions from reserve in fiscal 2007	—

Balance at June 30, 2007	516
Acquired through acquisition of BHL	4,975
Charged to costs and expenses in fiscal 2008	9,286
Deductions from reserve in fiscal 2008	(6,288)

Balance at June 30, 2008	$8,489

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT
2.1	Agreement and Plan of Merger, dated as of August 31, 2007, by and among Applera Corporation, Barolo Acquisition, Inc., Berkeley HeartLab, Inc. and James Caccavo, as the Shareholder Representative (incorporated by reference to Exhibit 2.1 to Applera Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007, File No. 001-04389)

2.2	Asset Purchase Agreement, dated September 19, 2007, by and among Applera Corporation and Atria Genetics Inc., the Principals named therein and the Representative (as defined therein) (incorporated by reference to Exhibit 2.2 of our Registration Statement on Form S-1, as amended, File No. 333-149457)

3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of our report on Form 8-K dated July 8, 2008)

3.2	Form of Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of our report on Form 8-K dated July 8, 2008)

10.1	Separation Agreement, dated as of May 8, 2008, by and between Applera Corporation and Celera Corporation (incorporated by reference to Exhibit 10.1 to Applera Corporation’s Current Report on Form 8-K dated May 8, 2008, and filed May 12, 2008, File No. 001-04389)

10.2	Form of Operating Agreement by and between Applera Corporation and Celera Corporation (incorporated by reference to Exhibit 10.2 of our Registration Statement on Form S-1, as amended, File No. 333-149457)

10.3	Form of Transition Services Agreement by and between Applera Corporation and Celera Corporation (incorporated by reference to Exhibit 10.3 of our Registration Statement on Form S-1, as amended, File No. 333-149457)

10.4	Form of Tax Matters Agreement by and between Applera Corporation and Celera Corporation (incorporated by reference to Exhibit 10.4 of our Registration Statement on Form S-1, as amended, File No. 333-149457)

10.5	Form of Master Purchase Agreement by and between Applera Corporation and Celera Corporation (incorporated by reference to Exhibit 10.5 of our Registration Statement on Form S-1, as amended, File No. 333-149457)

10.6	Celera Diagnostics Joint Venture Agreement dated as of April 1, 2001, among Applera Corporation, its Applied Biosystems Group, its Celera Group, Foster City Holdings, LLC, and Rockville Holdings, LLC (incorporated by reference to Exhibit 10.36 to Applera Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, File No. 001-04389)

10.7	Amendment, dated as of June 22, 2004, to Celera Diagnostics Joint Venture Agreement dated as of April 1, 2001, among Applera Corporation, its Applied Biosystems Group, its Celera Group, Foster City Holdings, LLC, and Rockville Holdings, LLC (incorporated by reference to Exhibit 10.34 to Applera Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, File No. 001-04389)

10.8	Celera Diagnostics Reorganization Agreement dated as of April 22, 2006, and effective as of January 1, 2006, among Applera Corporation, its Applied Biosystems group, its Celera group, Foster City Holdings, LLC, and Rockville Holdings, LLC (incorporated by reference to Exhibit 10.2 to Applera Corporation Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006, File No. 001-04389)

EXHIBIT NO.	DOCUMENT
10.9	Restated Strategic Alliance Agreement, effective as of January 9, 2006, among Applera Corporation, Celera Diagnostics, LLC, and Abbott Laboratories (incorporated by reference to Exhibit 10.9 of our Registration Statement on Form S-1, as amended, File No. 333-149457)

10.10	License Agreement, dated April 30, 1997, by and among The Regents of the University of California, Department of Energy contract-operators of the Ernest Orlando Lawrence Berkeley National Laboratory, and Berkeley HeartLab, Inc. (incorporated by reference to Exhibit 10.10 of our Registration Statement on Form S-1, as amended, File No. 333-149457)

10.11	Research Collaboration and License Agreement, dated November 6, 1996, between Merck & Co., Inc. and Arris Pharmaceutical Corporation (incorporated by reference to Exhibit 10.11 of our Registration Statement on Form S-1, as amended, File No. 333-149457)

10.12	Amendment, dated as of February 9, 1998, to Research Collaboration and License Agreement, dated November 6, 1996, between Merck & Co., Inc. and Arris Pharmaceutical Corporation (incorporated by reference to Exhibit 10.12 of our Registration Statement on Form S-1, as amended, File No. 333-149457)

10.13	Second Amendment, dated as of November 5, 1998, to Research Collaboration and License Agreement, dated November 6, 1996, between Merck & Co., Inc. and Arris Pharmaceutical Corporation (incorporated by reference to Exhibit 10.13 of our Registration Statement on Form S-1, as amended, File No. 333-149457)

10.14	Third Amendment, dated as of November 18, 1999, to Research Collaboration and License Agreement, dated November 6, 1996, between Merck & Co., Inc. and Arris Pharmaceutical Corporation (incorporated by reference to Exhibit 10.14 of our Registration Statement on Form S-1, as amended, File No. 333-149457)

10.15	Fourth Amendment, dated as of March 3, 2000, to Research Collaboration and License Agreement, dated November 6, 1996, between Merck & Co., Inc. and Arris Pharmaceutical Corporation (incorporated by reference to Exhibit 10.15 of our Registration Statement on Form S-1, as amended, File No. 333-149457)

10.16	Fifth Amendment, dated as of November 6, 2000, to Research Collaboration and License Agreement, dated November 6, 1996, between Merck & Co., Inc. and Arris Pharmaceutical Corporation (incorporated by reference to Exhibit 10.16 of our Registration Statement on Form S-1, as amended, File No. 333-149457)

10.17	Sixth Amendment to Research Collaboration and License Agreement, dated November 6, 1996, between Merck & Co., Inc. and Arris Pharmaceutical Corporation (incorporated by reference to Exhibit 10.17 of our Registration Statement on Form S-1, as amended, File No. 333-149457)

10.18	Seventh Amendment, dated as of November 2, 2001, to Research Collaboration and License Agreement, dated November 6, 1996, between Merck & Co., Inc. and Arris Pharmaceutical Corporation (incorporated by reference to Exhibit 10.18 of our Registration Statement on Form S-1, as amended, File No. 333-149457)

10.19	Eighth Amendment, dated as of November 20, 2002, to Research Collaboration and License Agreement, dated November 6, 1996, between Merck & Co., Inc. and Arris Pharmaceutical Corporation (incorporated by reference to Exhibit 10.19 of our Registration Statement on Form S-1, as amended, File No. 333-149457)

10.20	Assignment Agreement by and between Pharmacyclics, Inc. and Applera Corporation, dated April 7, 2006 (incorporated by reference to Exhibit 10.20 of our Registration Statement on Form S-1, as amended, File No. 333-149457)

EXHIBIT NO.	DOCUMENT
10.21	Amendment No. 1, effective as of May 12, 2008, to Assignment Agreement by and between Pharmacyclics, Inc. and Applera Corporation, dated April 7, 2006 (incorporated by reference to Exhibit 10.21 of our Registration Statement on Form S-1, as amended, File No. 333-149457)

10.22	Real-Time Instrument Patent License Agreement between Applera Corporation and Cepheid, dated April 5, 2004 (incorporated by reference to Exhibit 10.22 of our Registration Statement on Form S-1, as amended, File No. 333-149457)

10.23	First Amendment, effective June 27, 2006, to Real-Time Instrument Patent License Agreement between Applera Corporation and Cepheid, dated April 5, 2004 (incorporated by reference to Exhibit 10.23 of our Registration Statement on Form S-1, as amended, File No. 333-149457)

10.24	License Agreement, effective as of July 1, 2007, by and between Applera Corporation and Siemens Medical Solutions Diagnostics (incorporated by reference to Exhibit 10.24 of our Registration Statement on Form S-1, as amended, File No. 333-149457)

10.25	Real-Time Instrument Patent License Agreement, effective as of April 25, 2006, by and between Beckman Coulter, Inc. and Applera Corporation through its Applied Biosystems Group and its Celera Genomics Group (incorporated by reference to Exhibit 10.25 of our Registration Statement on Form S-1, as amended, File No. 333-149457)

10.26	Master Supply Agreement, dated as of November 1, 2007, by and between diaDexus, Inc. and Berkeley HeartLab, Inc. (incorporated by reference to Exhibit 10.26 of our Registration Statement on Form S-1, as amended, File No. 333-149457)

10.27	Facility Participation Agreement, effective December 1, 2007, by and between United HealthCare Insurance Company, United’s Affiliates (as defined therein) and Berkeley Heart Laboratory (incorporated by reference to Exhibit 10.27 of our Registration Statement on Form S-1, as amended, File No. 333-149457)

10.28	Marina Village Industrial Gross Lease, by and between Alameda Real Estate Investments and Berkeley HeartLab, Inc., as amended (incorporated by reference to Exhibit 10.28 of our Registration Statement on Form S-1, as amended, File No. 333-149457)

10.29	Celera Corporation 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.29 of our Registration Statement on Form S-1, as amended, File No. 333-149457)

10.30	Form of Non-Qualified Stock Option Award Agreement pursuant to the Celera Corporation 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 of our Registration Statement on Form S-1, as amended, File No. 333-149457)

10.31	Form of Restricted Stock Unit Award Agreement pursuant to the Celera Corporation 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 of our Registration Statement on Form S-1, as amended, File No. 333-149457)

10.32	Celera Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.32 of our Registration Statement on Form S-1, as amended, File No. 333-149457)

10.33	The Excess Savings Plan of Celera Corporation (incorporated by reference to Exhibit 10.33 of our Registration Statement on Form S-1, as amended, File No. 333-149457)

10.34	Form of Indemnity Agreement to be entered into by Celera Corporation and each member of its Board of Directors (incorporated by reference to Exhibit 10.34 of our Registration Statement on Form S-1, as amended, File No. 333-149457)

10.35	Form of Indemnification Agreement to be entered into by Applera Corporation and each member of the Board of Directors of Celera Corporation (incorporated by reference to Exhibit 10.35 of our Registration Statement on Form S-1, as amended, File No. 333-149457)

EXHIBIT NO.	DOCUMENT
14.1	Form of Code of Business Conduct and Ethics of the Registrant (incorporated by reference to Exhibit 14.1 of our report on Form 8-K dated July 8, 2008)

21.1	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELERA CORPORATION

/s/ KATHY ORDOÑEZ
Name:	Kathy Ordoñez
Title:	Chief Executive Officer
Date:	September 5, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ KATHY ORDOÑEZ Kathy Ordoñez	Chief Executive Officer and Director (Principal Executive Officer)	September 5, 2008

/s/ JOEL R. JUNG Joel R. Jung	Chief Financial Officer (Principal Financial and Accounting Officer)	September 5, 2008

/s/ RICHARD H. AYERS Richard H. Ayers	Director	September 5, 2008

/s/ JEAN-LUC BÉLINGARD Jean-Luc Bélingard	Director	September 5, 2008

/s/ WILLIAM G. GREEN William G. Green	Director	September 5, 2008

/s/ PETER BARTON HUTT Peter Barton Hutt	Director	September 5, 2008

/s/ GAIL K. NAUGHTON Gail K. Naughton	Director	September 5, 2008

/s/ BENNETT M. SHAPIRO Bennett M. Shapiro	Director	September 5, 2008