Form 10-Q
period 2008-09-27
Celera CORP
filed 2008-11-12
CIK 1428156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of October 31, 2008: 80,477,502.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR”

PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and service development efforts. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words “may,” “might,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed on September 8, 2008 with the Securities and Exchange Commission (SEC), pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our filings with the SEC.

PART I – Financial Information

ITEM 1.	FINANCIAL STATEMENTS

Celera Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
(Dollar amounts in thousands except per share amounts)	September 27, 2008	September 30, 2007
Net Revenues
Products, including alliance equalization	$10,363	$2,445
Services	30,463	—
Royalty, licenses and milestones	4,983	13,696

Total Net Revenues	45,809	16,141

Cost of Sales
Products	5,489	3,153
Services	9,072	—

Total Cost of Sales	14,561	3,153

Gross Margin	31,248	12,988
Selling, general and administrative	25,228	8,068
Research and development	7,961	10,721
Amortization of purchased intangible assets	2,549	—
Employee-related charges, asset impairments and other	1,760	—

Operating Loss	(6,250)	(5,801)
Loss on investments, net	(3,217)	—
Interest income, net	2,490	7,133
Other expense, net	—	(283)

(Loss) Income Before Income Taxes	(6,977)	1,049
Provision for income taxes	28	384

Net (Loss) Income	$(7,005)	$665

Net (Loss) Income per Share
Basic and diluted	$(0.09)	$0.01

Weighted Average Shares Outstanding (in thousands)
Basic	80,184	79,081
Diluted	80,184	80,301

See accompanying notes to unaudited condensed consolidated financial statements.

Celera Corporation

Condensed Consolidated Statements of Financial Position

(Unaudited)

(Dollar amounts in thousands)	At September 27, 2008	At June 30, 2008
Assets
Current assets
Cash and cash equivalents	$50,600	$47,318
Short-term investments	266,389	287,726
Accounts receivable (net of allowances for doubtful accounts of $11,603 and $8,489, respectively)	44,555	39,462
Inventories, net	7,779	9,316
Prepaid expenses and other current assets	39,104	34,228

Total current assets	408,427	418,050
Property, plant and equipment, net	11,075	10,977
Goodwill and intangible assets, net	236,543	237,198
Other long-term assets	13,412	12,529

Total Assets	$669,457	$678,754

Liabilities and Stockholders’ Equity
Current liabilities
Loans payable	$103	$123
Accounts payable	8,517	6,091
Accrued salaries and wages	6,051	10,923
Other accrued expenses	10,608	10,244
Deferred revenue	2,576	3,061

Total current liabilities	27,855	30,442
Other long-term liabilities	28,772	29,013

Total Liabilities	56,627	59,455

Commitments and contingencies (refer to Note 8)
Stockholders’ Equity
Common stock: par value $0.01 per share; 300,000,000 shares authorized; 80,486,931 shares issued and 80,462,569 shares outstanding at September 27, 2008	805	—
Additional paid-in capital	1,573,667	—
Accumulated other comprehensive loss	(5,843)	—
Treasury stock, at cost	(434)	—
Net allocations from Applied Biosystems, Inc.	—	1,567,659
Accumulated net loss	(955,365)	(948,360)

Total Stockholders’ Equity	612,830	619,299

Total Liabilities and Stockholders’ Equity	$669,457	$678,754

See accompanying notes to unaudited condensed consolidated financial statements.

Celera Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
(Dollar amounts in thousands)	September 27, 2008	September 30, 2007
Operating Activities
Net (loss) income	$(7,005)	$665
Adjustments to reconcile net (loss) income from operations to net cash used by operating activities:
Depreciation and amortization	4,056	1,080
Allowance for doubtful accounts	3,788	—
Loss on investments	3,230	—
Employee-related charges, asset impairments and other	1,760	—
Share-based compensation	1,370	1,101
Deferred income taxes	13	5,474
Loss on disposal of assets	292	—
Nonreimbursable utilization of tax benefits by Applied Biosystems	—	(3,603)
Changes in operating assets and liabilities:
Accounts receivable	(8,881)	(10,236)
Inventories	1,537	(882)
Prepaid expenses and other assets	(4,847)	(921)
Accounts payable and other liabilities	(2,995)	(6,813)

Net Cash Used by Operating Activities	(7,682)	(14,135)

Investing Activities
Additions to property, plant and equipment and intangible assets	(3,791)	(313)
Proceeds from maturities of available-for-sale investments	34,500	30,409
Proceeds from sales of available-for-sale investments	7,507	182,842
Purchases of available-for-sale investments	(29,398)	(42,706)
Investment in alliance activity, net	(666)	—

Net Cash Provided by Investing Activities	8,152	170,232

Financing Activities
Principal payments on loans payable and debt	(30)	—
Funding from Applied Biosystems as a result of the split-off	1,118	—
Proceeds from stock issued for stock plans, net	1,724	1,326

Net Cash Provided by Financing Activities	2,812	1,326

Net Change in Cash and Cash Equivalents	3,282	157,423
Cash and Cash Equivalents at Beginning of Period	47,318	33,359

Cash and Cash Equivalents at End of Period	$50,600	$190,782

See accompanying notes to unaudited condensed consolidated financial statements.

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

1.	The Company and Nature of Operations

Organization

Celera Corporation is a diagnostics business that delivers personalized disease management through a combination of products and services incorporating proprietary discoveries.

When used in these notes, references to the “Company” and “Celera” refer to the Celera Group for all periods prior to the completion of the split-off from Applied Biosystems, Inc. (Applied Biosystems), formally known as Applera Corporation (Applera), which is discussed below under Relationship with Applied Biosystems, and to Celera Corporation and its direct and indirect subsidiaries for all periods following the completion of the split-off, in each case, unless the context otherwise requires.

Celera operates through three reporting segments: a clinical laboratory testing service business (Lab Services); a products business (Products); and a segment which includes other activities under corporate management (Corporate). The Lab Services business, conducted through Berkeley HeartLab, Inc. (BHL), offers a broad portfolio of clinical laboratory tests and disease management services to help improve cardiovascular disease treatment regimens for patients. The Products business develops, manufactures and oversees the commercialization of molecular diagnostic products, most of which are commercialized through the Company’s relationship with Abbott Molecular, a subsidiary of Abbott Laboratories. The Corporate segment includes revenues from royalties, licenses, funded collaborations and milestone payments related to the licensing of certain intellectual property and from the sale of Celera’s former small molecule and proteomic programs. The Corporate segment also includes corporate and shared general and administrative functions, and centrally managed research and business development activities.

On July 25, 2008, Celera’s Board of Directors approved a change of the Company’s fiscal year from a June 30 fiscal year-end to a 52 or 53 week fiscal year generally ending on the last Saturday in December. Results of the transition period, which will end on December 27, 2008, will be reported by the Company on Form 10-K.

Relationship with Applied Biosystems

Prior to July 1, 2008, Celera operated as a reporting unit of Applied Biosystems, formerly known as Applera, and not as a stand-alone company. Applied Biosystems established the following two classes of common stock, referred to as tracking stocks, that were intended to reflect separately the relative performance of Applied Biosystems’ two businesses:

•	Applied Biosystems Group common stock that was intended to reflect the relative performance of the Applied Biosystems Group; and

•	Celera Group common stock that was intended to reflect the relative performance of the Celera Group.

Following the split-off from Applied Biosystems, Celera was no longer a reporting unit of Applied Biosystems, and the holders on the split-off date of Celera Group common stock are now the stockholders of Celera Corporation.

At the time of the split-off, each outstanding share of Celera Group common stock was redeemed in exchange for one share of Celera Corporation common stock. In addition, each option to purchase shares of Celera Group common stock and each other security evidencing the right to receive shares of Celera Group common stock issued under employee stock incentive plans and outstanding on the split-off date were converted into a similar option to purchase shares of Celera Corporation common stock, at the same exercise price, or a similar security evidencing the right to receive shares of Celera Corporation common stock.

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Basis of Presentation

Prior to the split-off, Celera was a reportable segment of Applied Biosystems and its financial information was included in Applied Biosystems’ consolidating financial information. The condensed consolidated financial statements of Celera include the accounts or assets of Applied Biosystems that were specifically attributed to the Celera Group using the historical basis of assets and liabilities of the Celera business.

Following the split-off, Celera became a stand-alone company and began preparing its own consolidated financial statements. As a result, comparability of certain items has been affected, including the stockholders’ equity section of the Condensed Consolidated Statements of Financial Position which is discussed further in Note 11.

The unaudited condensed consolidated financial statements and related disclosures have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. All intracompany transactions and balances have been eliminated in consolidation. These interim financial statements and notes do not include all of the financial information and footnotes required by GAAP for complete financial statements. They should be read in conjunction with the audited combined financial statements and related notes, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008. These interim financial statements are not necessarily indicative of the results that may be expected for the six months ending December 27, 2008 or any other future period.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments and the revision discussed below) considered necessary for a fair presentation of the information for each period contained therein.

The preparation of these statements requires the Company to make estimates and assumptions. Although the estimates consider all available information, actual results could affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods.

Revision of Prior Period Financial Statements

During the third calendar quarter of 2008, the Company identified errors in the tax accounting associated with the split-off from Applied Biosystems. The impact of these errors was an understatement of the tax provision and net loss for the three and twelve months ended June 30, 2008. The Company assessed the materiality of these errors on the consolidated financial statements for the year ended June 30, 2008, in accordance with the SEC’s Staff Accounting Bulletin No. 99, Materiality and concluded that the errors were not material for either period. The Company also concluded that correcting the errors during the three months ended September 27, 2008, would have materially misstated the results of the quarter. Accordingly, in accordance with the SEC’s Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the financial statements for the year ended June 30, 2008 have been revised to correct for the immaterial errors and to allow for the correct recording of these transactions.

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Set out below are the line items within the consolidated financial statements as of and for the year-ended June 30, 2008 that have been impacted by the revisions. The revision had no net impact on the Company’s Consolidated Statement of Cash Flows for the year ended June 30, 2008.

	Fiscal Year Ended June 30, 2008
(Dollar amounts in thousands except per share amounts)	As Reported	As Revised
Consolidated Statement of Operations
Provision for income taxes	$89,122	$95,576
Net loss	104,064	110,518
Unaudited basic and diluted pro forma net loss per share	1.31	1.39
Consolidated Statement of Financial Position
Prepaid expenses and other current assets	$32,831	$34,228
Total current assets	416,653	418,050
Total assets	677,357	678,754
Other long-term liabilities	21,162	29,013
Total liabilities	51,604	59,455
Accumulated net losses	941,906	948,360
Total allocated net worth	625,753	619,299
Total liabilities and allocated net worth	677,357	678,754

Set out below is a summary of the unaudited quarterly financial results for the three months ended June 30, 2008 that have been impacted by the revisions:

	Three Months Ended June 30, 2008
(Dollar amounts in thousands except per share amounts)	As Reported	As Revised
Net loss	$97,676	$104,130
Unaudited basic and diluted pro forma net loss per share	1.22	1.30

2.	Accounting Policies

There have been no changes to the Company’s accounting policies during the three months ended September 27, 2008, except as noted below. Refer to Note 1 to the combined financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2 which delays the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities on July 1, 2008. The adoption of SFAS No. 157 did not have a material effect on the Company’s condensed consolidated financial condition or results of operations or

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

cash flows (refer to Note 9). The Company is in the process of evaluating this standard with respect to its effect on non-financial assets and liabilities and therefore has not yet determined the impact it will have on its consolidated financial statements upon full adoption in 2009.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (Including an amendment of FASB Statement No. 115). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. The Company adopted the provisions of SFAS No. 159 on July 1, 2008. The Company did not elect the fair value option, therefore the adoption of SFAS No. 159 did not have any impact on its condensed consolidated financial statements.

3.	Net (Loss) Income per Share

Basic and diluted net loss per share has been computed for the three months ended September 27, 2008 using the weighted average number of common shares outstanding for the period.

Pro forma net income per share has been presented for the three months ended September 30, 2007 to reflect the capital structure of Celera subsequent to the split-off date. Pro forma basic and diluted net income per share has been computed by dividing the quarterly net income by the weighted average number of shares of Celera Group common stock outstanding for the period.

The following table summarizes the reconciliation of basic and diluted net (loss) income per share:

(Dollar amounts in millions except per share amounts)	September 27, 2008	September 30, 2007
Numerator:
Net (loss) income available to common stockholders used in the calculation of basic and diluted net (loss) income per share	$(7.0)	$0.7
Denominator:
Weighted average shares used in the calculation of basic earnings per share	80,184	79,081
Weighted average shares used in the calculation of diluted earnings per share	80,184	80,301
Net (loss) income per share:
Basic and diluted	$(0.09)	$0.01

Restricted stock awards and stock options to acquire 6.5 million shares for the three months ended September 27, 2008 and 2.6 million shares for the three months ended September 30, 2007 have been excluded from the computations of diluted net (loss) income per share because their effect would have been anti-dilutive.

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

4.	Goodwill and Intangible Assets

There has been no change to the goodwill balance between June 30, 2008 and September 27, 2008.

The changes in the gross carrying amount and accumulated amortization of intangible assets other than goodwill at September 27, 2008 were as follows:

	Gross Carrying Amount
(Dollar amounts in millions)	June 30, 2008	Additions	September 27, 2008
Amortized intangible assets:
Acquired technology	$17.6	$—	$17.6
Patents and licenses	0.4	2.0	2.4
Customer relationships	85.2	—	85.2
Other	0.9	—	0.9

Total amortized intangible assets	104.1	2.0	106.1
Unamortized intangible assets:
Trade names	23.8	—	23.8

Total	$127.9	$2.0	$129.9

	Accumulated Amortization
(Dollar amounts in millions)	June 30, 2008	Additions	September 27, 2008
Amortized intangible assets:
Acquired technology	$1.6	$0.6	$2.2
Patents and licenses	0.2	0.1	0.3
Customer relationships	5.4	2.0	7.4
Other	0.1	—	0.1

Total amortized intangible assets	7.3	2.7	10.0
Unamortized intangible assets:
Trade names	—	—	—

Total	$7.3	$2.7	$10.0

In connection with the BHL and Atria acquisitions, trade names were acquired that were determined to be indefinitely lived. These intangible assets are tested for impairment as part of the annual goodwill impairment test.

Aggregate intangible asset amortization expense was $2.7 million for the three months ended September 27, 2008, of which $2.5 million related to acquisition-related intangible assets and is recorded in amortization of purchased intangible assets in the Condensed Consolidated Statements of Operations. The amortization of patents and licenses is recorded in cost of sales in the Condensed Consolidated Statements of Operations.

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

5.	Balance Sheet Accounts

The following table provides the major components of selected accounts in the Condensed Consolidated Statements of Financial Position:

(Dollar amounts in millions)	September 27, 2008	June 30, 2008
Other long-term assets:
Investment in Abbott strategic alliance (1)	$10.6	$10.0
Other	2.8	2.5

Total other long-term assets	$13.4	$12.5

Other accrued expenses:
Restructuring	$1.5	$1.6
Other	8.7	8.3

Total other accrued expenses	$10.2	$9.9

Other long-term liabilities:
Deferred compensation	$6.1	$6.1
Deferred tax liability	16.1	16.0
Accrued pension benefits	—	2.4
Other	6.6	4.5

Total other long-term liabilities	$28.8	$29.0

(1)	Prepaid expenses and other current assets include $17.4 million and $14.7 million at September 27, 2008 and June 30, 2008, respectively, related to the investment in the Abbott strategic alliance.

6.	Inventories

Inventories, net at September 27, 2008 and June 30, 2008 included the following components:

(Dollar amounts in millions)	September 27, 2008	June 30, 2008
Raw materials and supplies	$3.3	$4.5
Work-in-process	1.5	2.1
Finished products	3.0	2.7

Total inventories, net	$7.8	$9.3

7.	Share-Based Compensation

Effective July 1, 2008, the Company’s Board of Directors approved the Celera Corporation 2008 Stock Incentive Plan (the Plan) and reserved 20 million shares of its common stock for issuance under the Plan. The Plan authorizes grants of Celera Corporation common stock options, restricted stock units and other equity awards. Directors, officers and key employees may be granted awards under the Plan in a manner that reflects their responsibilities.

Prior to the split-off, Celera employees participated in the Applied Biosystems/Celera Group 1999 Amended and Restated Stock Incentive Plan (Celera Group Plan) which was first approved by stockholders of Applied Biosystems in April 1999. As part of the split-off, each outstanding share of Celera Group common stock was redeemed in exchange for one share of Celera Corporation common stock. In addition, each option to purchase, or right to receive, shares of Celera Group common stock issued under employee stock incentive plans and outstanding on the split-off date has been converted into a similar option to purchase shares of Celera Corporation common stock, at the same exercise price, or a similar security evidencing the right to receive shares of Celera Corporation common stock.

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Detailed descriptions of the Company’s share-based compensation plans are included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

The Company accounts for stock-based compensation expense in accordance with the provisions of SFAS No. 123 (revised 2004), Share-Based Payment. The Company estimates the fair value of stock-based payment awards on the date of grant using the Black-Scholes pricing model, which is affected by the Company’s stock price as well as other assumptions. Grants made to directors and employees vest over three and four years, respectively. Forfeitures are estimated such that the Company only recognizes expense for those shares expected to vest, and adjustments are made if actual forfeitures differ from those estimates.

During the three months ended September 27, 2008, option grants were made to members of the Board of Directors and to employees for 180,000 and 49,500 common shares, respectively. No grants of restricted stock units or restricted stock awards were made in the three months ended September 27, 2008. The fair value of options granted under the Plan during the three months ended September 27, 2008 was estimated using the following assumptions:

	Grants to Directors	Grants to Employees
Expected option term in years	6.0	4.9
Volatility	40.6%	37.7%
Risk-free interest rate	3.5%	3.3%
Expected dividends	0.0%	0.0%
Weighted average fair value per option granted	$5.49	$5.44

Share-based compensation expense for the three months ended September 27, 2008 and September 30, 2007 was $1.4 million and $1.1 million, respectively.

8.	Commitments and Contingencies

Indemnifications

In the normal course of business, Celera enters into some agreements under which it indemnifies third parties for intellectual property infringement claims, claims arising from breaches of representations or warranties, or other similar matters. In addition, from time to time, Celera provides indemnity protection to third parties for claims relating to past performance arising from undisclosed liabilities, product liabilities, environmental obligations, representations and warranties, and other claims. In these agreements, the scope and amount of remedy, or the period in which claims can be made, may be limited. It is not possible to determine the maximum potential amount of future payments, if any, due under these indemnities due to the conditional nature of the obligations and the unique facts and circumstances involved in each agreement. Historically, payments made related to these indemnifications have not been material to the Company’s consolidated financial statements.

Legal Proceedings

Applied Biosystems and some of its officers are defendants in a lawsuit brought on behalf of purchasers of Celera Group common stock in its follow-on public offering of Celera Group common stock completed on March 6, 2000. In the offering, Applied Biosystems sold an aggregate of approximately 4.4 million shares of Celera Group common stock at a public offering price of $225 per share. The lawsuit, which was commenced with the filing of several complaints

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

in April and May 2000, is pending in the U.S. District Court for the District of Connecticut, and an amended consolidated complaint was filed on August 21, 2001. The consolidated complaint generally alleges that the prospectus used in connection with the offering was inaccurate or misleading because it failed to adequately disclose the alleged opposition of the Human Genome Project and two of its supporters, the governments of the U.S. and the U.K., to providing patent protection to Celera’s genomic-based products. Although neither Celera nor Applied Biosystems ever sought, or intended to seek, a patent on the basic human genome sequence data, the complaint also alleges that Applied Biosystems did not adequately disclose the risk that it would not be able to patent this data. The consolidated complaint seeks unspecified monetary damages, rescission, costs and expenses, and other relief as the court deems proper. On March 31, 2005, the court certified the case as a class action.

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

Use Tax Liability

The Company has identified a use tax liability at BHL related to the period prior to its acquisition in October 2007 that is probable of occurrence. Potential losses associated with this liability cannot be reasonably estimated at this time and, as such, no accrual has been made in the condensed consolidated financial statements. This liability is subject to recovery through indemnification under the BHL purchase agreement.

9.	Fair Value Measurements

The Company adopted the provisions of SFAS No. 157, Fair Value Measurements, on July 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 classifies the inputs used to measure fair value into the following hierarchy:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2:	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the assets or liability.

Level 3:	Unobservable inputs for the asset or liability.

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table sets forth the Company’s financial assets that were accounted for at fair value at September 27, 2008:

		Fair Value at Reporting Date Using
(Dollar amounts in millions)	Total	Level 1	Level 2	Level 3
Treasuries	$16.7	$16.7	$—	$—
Government agency bonds	44.3	—	44.3	—
Corporate bonds	139.2	—	139.2	—
Asset and mortgage backed securities	42.1	—	42.1	—
Commercial paper and certificates of deposit	24.1	—	24.1	—

Short-term investments	266.4	16.7	249.7	—
Cash equivalents	48.4	44.4	4.0	—
Publicly traded common stock	2.1	2.1	—	—
Deferred compensation and excess savings plan assets	6.5	6.5	—	—

Total assets measured at fair value	$323.4	$69.7	$253.7	$—

Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. Publicly traded common stock represents minority equity investments which are included in other long-term assets in the Condensed Consolidated Statements of Financial Position. Deferred compensation and excess savings plan assets, totaling $6.5 million at September 27, 2008, have been classified as “trading” and have been recorded at fair value with realized gains and losses included in net loss. These assets are included in prepaid expenses and other current assets in the Condensed Consolidated Statements of Financial Position.

The Company has classified its investments in equity and debt securities as “available-for-sale”. Available-for-sale investments are initially recorded at cost with temporary changes in fair value periodically adjusted through comprehensive income. The Company periodically reviews its investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments to their fair value when an other-than-temporary decline has occurred.

At September 27, 2008, the Company evaluated its investment portfolio to determine if there had been a decline in market value that was considered to be other-than-temporary. For the three months ended September 27, 2008, the Company concluded that $3.2 million of the decline in market value was other-than-temporary and recorded a charge in loss on investments for an other-than-temporary impairment of investments in senior debt securities issued by Lehman Brothers Holdings, Inc. and Washington Mutual Bank NV. The impairment charge resulted from a number of factors, including the magnitude and duration of the decline in market value, the regulatory and economic environment, and changes in credit rating of the issuers. Total unrealized losses of $8.2 million in the investment portfolio at September 27, 2008 were due to market movements and fluctuations in interest rates and have been recorded in accumulated other comprehensive loss in the Condensed Consolidated Statement of Financial Position. Management does not believe the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of September 27, 2008. The Company has the intent and ability to hold these investments until recovery of value or maturity.

10.	Income Taxes

The provision for income taxes for the three months ended September 27, 2008 was determined based upon estimates of the Company’s consolidated effective income tax rate for the six-months ending December 27, 2008. The consolidated effective income tax rate for the three months ended September 27, 2008 was 0.4%, compared to 36.6% for the three months ended September

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

30, 2007. The decrease was due to the Company being in a net operating loss position for the three months ended September 27, 2008 compared to being profitable in the prior year quarter, and there being a full valuation allowance against the Company’s deferred tax assets following the split-off from Applied Biosystems.

Celera adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 and FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 on July 1, 2007. FIN 48 addresses the recognition and measurement of uncertain income tax positions using a “more-likely-than-not” threshold and also requires enhanced disclosures in financial statements. FIN 48-1 amends FIN 48 to provide guidance on how companies should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollar amounts in millions)
Unrecognized income tax benefits at June 30, 2008	$4.0
Decreases from prior-period positions	(3.6)

Unrecognized income tax benefits at September 27, 2008	$0.4

The unrecognized income tax benefits at June 30, 2008, included $3.6 million related to deferred tax assets that were allocated to the Company under Applied Biosystems’ tax accounting policies. Following the split-off, these deferred tax assets remained with Applied Biosystems as did the related unrecognized income tax benefits of $3.6 million. The Company does not believe the total amount of unrecognized tax benefits will increase or decrease significantly for the remainder of the fiscal period ended December 27, 2008.

Although the Company’s tax filings are under continual examination by the tax authorities and the Company regularly assesses its tax uncertainties, tax examinations are inherently uncertain.

The Company files U.S. federal and various state income tax returns. The U.S. statutes of limitation are open for the fiscal tax years 2004 forward. Under the tax matters agreement between Applied Biosystems and the Company, it is expected that Applied Biosystems generally will be responsible for the payment of all taxes attributable to Celera’s operations prior to the split-off.

On July 30, 2008, the Housing and Economic Recovery Act of 2008 was enacted. Under this law, companies can elect to accelerate a portion of their unused alternative minimum tax credit and credit for increased research activities (R&D credit) in lieu of the 50-percent “bonus” depreciation enacted in February 2008. The Company is currently in the process of analyzing the impact of this new law.

The California 2008-2009 Budget Bill (AB 1452), enacted on September 30, 2008, resulted in two temporary changes to the Company’s projected 2008 California income tax. First, the bill suspends the use of Net Operating Loss (NOL) carryovers for two years. Second, the bill limits the use of R&D credit carryovers to no more than 50% of the tax liability before credits. There is no impact to the Company because of its net operating loss position.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was signed into law. Under this law, the R&D credit was retroactively extended through December 31, 2009 from December 31, 2007. The Company does not expect to recognize a benefit from this tax law change in 2008 because of its net operating loss position combined with its valuation allowance position.

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

11.	Stockholders’ Equity

The Condensed Consolidated Statement of Financial Position at June 30, 2008 included the equity transactions of Applied Biosystems, which were attributed to Celera as “net allocations from Applied Biosystems.” These net allocations from Applied Biosystems primarily consisted of equity transactions that were specifically attributable to Celera. These transactions included, among others, net loss of Celera, activity related to Celera Group common stock, including stock-based compensation, investment activity specifically allocated to Celera and tax items related to Celera. These transactions were incurred by Applied Biosystems and based on specific identification and Applied Biosystems’ tax sharing policy, were attributed to Celera.

After the split-off, the Company’s stockholders’ equity has been separately tracked and reflected in the Condensed Consolidated Statements of Stockholders’ Equity set out below:

(Dollar amounts in millions)	Net Allocations From Applied Biosystems	Common Stock	Additional Paid-In Capital	Accumulated Other Comp- rehensive Loss	Accumulated Net Loss	Treasury Stock	Total Stock- holders’ Equity
Revised balance at June 30, 2008	$1,567.7	$—	$—	$—	$(948.4)	$—	$619.3
Allocation following split-off from Applied Biosystems	(1,567.7)	0.8	1,569.5	(2.2)	—	(0.4)	—

Balance at July 1, 2008	$—	$0.8	$1,569.5	$(2.2)	$(948.4)	$(0.4)	$619.3
Net loss	—	—	—	—	(7.0)	—	(7.0)
Unrealized loss on investments	—	—	—	(5.3)	—	—	(5.3)
Termination of pension plan	—	—	—	1.6	—	—	1.6

Comprehensive loss							(10.7)

Issuances under Celera stock plans	—	—	1.7	—	—	—	1.7
Funding from Applied Biosystems as a result of the split-off	—	—	1.1	—	—	—	1.1
Share-based compensation	—	—	1.4	—	—	—	1.4

Balance at September 27, 2008	$—	$0.8	$1,573.7	$(5.9)	$(955.4)	$(0.4)	$612.8

12.	Segmented Information

Business Segments

Celera’s operations are primarily in the U.S., and it operated as one segment through December 31, 2007. Celera reorganized its business in January 2008 and now operates through three reporting segments: a clinical laboratory testing service business (Lab Services); a products business (Products); and a segment which includes other activities under corporate management (Corporate). The Lab Services business, conducted through BHL, offers a broad portfolio of clinical laboratory tests and disease management services to help healthcare providers improve cardiovascular disease treatment regimens for their patients. The Products business develops, manufactures and oversees the commercialization of molecular diagnostic products, most of which are commercialized through Celera’s relationship with Abbott. The Corporate segment includes revenues for royalties, licenses, funded collaborations and milestones related to the licensing of certain intellectual property and from the sale of Celera’s former small molecule and proteomic programs. The Corporate segment also includes corporate and shared general and administrative functions, centrally managed research and business development activities. Also included in the Corporate segment is amortization of purchased intangibles related to Celera’s acquisitions, interest income, and loss on investments.

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Costs and expenses for the Lab Services segment and the Products segment reflect direct costs attributable to those segments and an allocation of certain shared services related to information technology, human resources, facilities and other services. These costs have been allocated based on head count or specific identification. Costs related to the business development activities have been allocated to the Products segment to the extent agreed to under Celera’s Alliance relationship with Abbott. All other centralized corporate and shared administrative costs are reflected in the Corporate segment. The allocation methods have been consistently applied for all periods presented.

Centrally managed assets including cash, cash equivalents, short-term investments and income tax related balances are included in the Corporate segment. Goodwill and intangible assets are included in their related segments.

The following table provides information concerning the segments for the three months ended September 27, 2008 and September 30, 2007:

(Dollar amounts in millions)	Lab Services	Products	Corporate	Elimination of Intersegment Sales	Total
Three months ended September 27, 2008
Revenues from external customers	$30.1	$10.5	$5.2	$—	$45.8
Intersegment revenues (1)	—	1.1	—	(1.1)	—

Total net revenues	30.1	11.6	5.2	(1.1)	45.8

Operating income (loss)	2.1	1.2	(9.3)	(0.3)	(6.3)
Loss on investments	—	—	(3.2)	—	(3.2)
Interest income, net	—	—	2.5	—	2.5

Income (loss) before income taxes	2.1	1.2	(10.0)	(0.3)	(7.0)

Total assets	244.3	79.8	345.4	—	669.5
Depreciation and amortization	0.7	0.3	3.1	—	4.1

Three months ended September 30, 2007
Revenues from external customers	$—	$4.7	$11.4	$—	$16.1
Intersegment revenues (1)	—	—	—	—	—

Total net revenues	—	4.7	11.4	—	16.1

Operating loss	—	(5.0)	(0.8)	—	(5.8)
Interest income, net	—	—	7.1	—	7.1
Other expense, net	—	—	(0.3)	—	(0.3)

(Loss) income before income taxes	—	(5.0)	6.0	—	1.0

Total assets	—	44.1	754.3	—	798.4
Depreciation and amortization	—	0.4	0.7	—	1.1

(1)	Sales to BHL for the period ended September 27, 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following management’s discussion and analysis is to provide an overview of the business of Celera to help facilitate an understanding of significant factors influencing our historical operating results, financial condition, and cash flows and also to convey our expectations of the potential impact of known trends, events, or uncertainties that may impact our future results. The following should be read in conjunction with our audited combined financial statements and related notes, included in our Annual Report on Form 10-K filed with the SEC on September 8, 2008. Historical results and percentage relationships are not necessarily indicative of operating results for future periods.

We have reclassified some prior year amounts for comparative purposes.

Business Overview

We are a diagnostics business that delivers personalized disease management through a combination of products and services incorporating proprietary discoveries. Our subsidiary Berkeley HeartLab, Inc., or BHL, offers clinical laboratory testing services to characterize cardiovascular disease risk and improve patient management. We also oversee the commercialization of a wide range of molecular diagnostic products through our strategic alliance with Abbott Laboratories. Since we commenced operations in fiscal 1996, we have evolved from a business focused on the discovery and distribution of genomic information based on our work in sequencing the human genome to a diagnostics business focused on personalized disease management.

Our operations are primarily in the U.S., except for the products sold globally by Abbott through our alliance. We operated as one segment through December 31, 2007. We reorganized our business in January 2008 and now operate through three reporting segments, a clinical laboratory testing service business (Lab Services), a products business (Products), and a segment which includes other activities under corporate management (Corporate). Our Lab Services business, conducted through BHL, offers a broad portfolio of clinical laboratory tests and disease management services to help improve cardiovascular disease treatment regimens for patients. Our Products business develops, manufactures and oversees the commercialization of molecular diagnostic products, most of which are commercialized through our relationship with Abbott Molecular, a subsidiary of Abbott Laboratories. Our Corporate segment includes revenues from royalties, licenses, funded collaborations and milestone payments related to the licensing of certain intellectual property and from the sale of our former small molecule and proteomic programs. Our Corporate segment also includes corporate and shared general and administrative functions, centrally managed research and business development activities.

Split-Off and Relationship with Applied Biosystems

Prior to July 1, 2008, we operated as a reporting unit of Applied Biosystems, formerly known as Applera, and not as a stand-alone company. Applied Biosystems established the following two classes of common stock, sometimes referred to as tracking stocks, which were intended to reflect separately the relative performance of Applied Biosystems’ two businesses:

•	Applied Biosystems Group common stock that was intended to reflect the relative performance of the Applied Biosystems Group; and

•	Celera Group common stock that was intended to reflect the relative performance of the Celera Group.

On July 1, 2008, Applied Biosystems separated its Celera Group from Applied Biosystems’ remaining businesses by means of a redemption of each outstanding share of Celera Group tracking stock in exchange for one share of common stock of the Company. Upon the separation, we held all of the businesses, assets and liabilities attributed to the Celera Group and became an independent, publicly-traded company. Our common stock began trading on The NASDAQ Stock Market on July 1, 2008 under the symbol “CRA.”.

The members of our Board of Directors are Richard H. Ayers, Jean-Luc Bélingard, William G. Green, Peter Barton Hutt, Gail K. Naughton, Ph.D., Kathy Ordoñez, and Bennett M. Shapiro, M.D. William G. Green has been elected non-executive Chairman of the Board.

We historically have received substantial administrative services and management from Applied Biosystems, and we have engaged in some related party transactions with Applied Biosystems. Prior to the split-off, we also benefited from free access to all of Applied Biosystems’ technology and know-how and license agreements that Applied Biosystems had entered into with third parties related to intellectual property.

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

Basis of Presentation

Prior to the split-off, Celera was a reportable segment of Applied Biosystems and our financial information was included in Applied Biosystems’ consolidating financial information. Our consolidated financial statements include the assets and liabilities of Applied Biosystems that were specifically attributed to us using their historical basis.

Following the split-off, we became a stand-alone company and now prepare our own consolidated financial statements. As a result, comparability of certain items has been affected, including the stockholders’ equity section of the Condensed Consolidated Statements of Financial Position.

The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements and related disclosures, which have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. All significant intracompany transactions and balances have been eliminated in consolidation.

On July 25, 2008, our Board of Directors approved a change of the Company’s fiscal year from a June 30 fiscal year-end to a 52 or 53 week fiscal year generally ending on the last Saturday in December. Results of the transition period, which will end on December 27, 2008, will be reported by the Company on Form 10-K.

Revision of Prior Period Financial Statements

During the third calendar quarter of 2008, we identified errors in the tax accounting associated with the split-off from Applied Biosystems. The impact of these errors was an understatement of the tax provision and net loss for the three and twelve months ended June 30, 2008. We assessed the materiality of these errors on the consolidated financial statements for the year ended June 30, 2008, in accordance with the SEC’s Staff Accounting Bulletin No. 99, Materiality and concluded that the errors were not material for either period. We also concluded that correcting the errors during the three months ended September 27, 2008, would have materially misstated the results of the quarter. Accordingly, in accordance with the SEC’s Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the financial statements for the year-ended June 30, 2008 have been revised to correct for the immaterial errors and to allow for the correct recording of these transactions.

Set out below are the line items within the consolidated financial statements as of and for the year-ended June 30, 2008 that have been impacted by the revisions. The revision had no net impact on our Condensed Consolidated Statement of Cash Flows for the year ended June 30, 2008.

	Fiscal Year Ended June 30, 2008
(Dollar amounts in thousands except per share amounts)	As Reported	As Revised
Consolidated Statement of Operations
Provision for income taxes	$89,122	$95,576
Net loss	104,064	110,518
Unaudited basic and diluted pro forma net loss per share	1.31	1.39
Consolidated Statement of Financial Position
Prepaid expenses and other current assets	$32,831	$34,228
Total current assets	416,653	418,050
Total assets	677,357	678,754
Other long-term liabilities	21,162	29,013
Total liabilities	51,604	59,455
Accumulated net losses	941,906	948,360
Total allocated net worth	625,753	619,299
Total liabilities and allocated net worth	677,357	678,754

Set out below is a summary of the unaudited quarterly financial results for the three months ended June 30, 2008 that have been impacted by the revisions:

	Three Months Ended June 30, 2008
(Dollar amounts in thousands except per share amounts)	As Reported	As Revised
Net loss	$97,676	$104,130
Unaudited basic and diluted pro forma net loss per share	1.22	1.30

Recent Business Developments

In November 2008, we appointed Scott K. Milsten as Vice President, General Counsel and Corporate Secretary of Celera.

In October, we appointed Christopher Hall as Chief Business Officer of BHL. Mr. Hall succeeds Frank Ruderman, the former Chairman and CEO of BHL, who left the company in October, 2008.

In September, together with research collaborators at Brigham and Women’s Hospital, we published data in Atherosclerosis reporting that a variant of the LPA gene is associated with a two-fold higher risk of major cardiovascular events (myocardial infarction, ischemic stroke and cardiovascular death). This study confirmed our previous findings of an increased risk associated with this LPA variant and showed that the excess risk was eliminated by taking low dose aspirin. This research collaboration has resulted in the filing of a jointly-owned patent application by Brigham and Women’s Hospital and us on this gene variant’s association with cardiovascular events and aspirin benefit. We have obtained an exclusive worldwide royalty-bearing license to Brigham and Women’s Hospital’s interest in the jointly-owned intellectual property.

In August, we elected Peter Barton Hutt to our Board of Directors, and separately, we appointed Jean Amos Wilson, Ph.D., as Vice President of laboratory operations at BHL.

A novel, proprietary, blood-based KIF6 testing service was broadly commercialized through BHL in July, following a trial market during the summer. The BHL KIF6 testing service is based on our published research and identifies people at elevated risk for coronary heart disease that may be reduced by statin therapy. Following the successful launch of the blood-based KIF6 testing service, BHL is now developing a buccal swab version of the test, which we intend to trial market as part of a Direct-to-Physician program in the coming months.

Results of Operations

Three Months Ended September 27, 2008 Compared to Three Months Ended September 30, 2007

	Three Months Ended
(Dollar amounts in millions)	September 27, 2008	September 30, 2007	% Increase (Decrease)
Net revenues	$45.8	$16.1	184%
Cost of sales	14.6	3.1	371%

Gross margin	31.2	13.0	140%

Selling, general and administrative	25.2	8.1	211%
Research and development	8.0	10.7	(25%)
Amortization of purchased intangible assets	2.5	—	—
Employee-related charges, asset impairment and other	1.8	—	—

Operating loss	(6.3)	(5.8)	9%

Loss on investments	(3.2)	—	—
Interest income, net	2.5	7.2	(65%)
Other expenses, net	—	(0.3)	(100%)

(Loss) income before income taxes	(7.0)	1.1	(736%)
Provision for income taxes	—	0.4	(100%)

Net (loss) income	$(7.0)	$0.7	(1,100%)

Effective income tax rate	0.4%	36.6%

The following table sets forth the components of our net revenues from external customers by segment for the three months ended September 27, 2008 and September 30, 2007:

	Three Months Ended
(Dollar amounts in millions)	September 27, 2008	September 30, 2007	% Increase (Decrease)
Revenues from external customers
Lab Services	$30.1	$—	—
Products	10.5	4.7	123%
Corporate	5.2	11.4	(54%)

Total revenues from external customers	$45.8	$16.1	184%

Revenues

Lab Services revenue consists of sales made by BHL, which was acquired in October 2007. There are no comparable results in the prior year quarter.

Revenues from our Products segment for the three months ended September 27, 2008 increased compared to the three months ended September 30, 2007 primarily due to higher sales of Atria HLA products and a higher equalization payment from our alliance partner, Abbott. We acquired Atria in October 2007. Equalization revenue, net was $5.3 million for the three months ended September 27, 2008 compared to $2.1 million for the prior year quarter.

Corporate revenue, which primarily consists of royalty, license and milestone payments, decreased $6.2 million for the three months ended September 27, 2008 compared to September 30, 2007. The prior year quarter included revenues of $3.0 million from the resale of our cathepsin S inhibitor program to a privately-held drug development company and $2.0 million from Merck as a result of the cathepsin K inhibitor program entering a Phase III clinical trial. In the three months ended September 27, 2008 we did not recognize royalty revenue from Cepheid, one of our licensees, as we changed our revenue recognition from an accrual basis to a cash-received basis for this license. This was due to limitations in our ability to estimate the quarterly royalty revenue prior to receipt of payment in the subsequent quarter. We will start to record this royalty revenue on a cash-received basis in the fourth quarter of calendar 2008 until such time as we are able to estimate royalty revenue prior to receipt of payment.

Gross Margin

Gross margin for the three months ended September 27, 2008 increased compared to the three months ended September 30, 2007 primarily as a result of the increase in net revenue.

Gross margin as a percentage of net revenue decreased to 68% for the three months ended September 27, 2008 from 80% for the three months ended September 30, 2007. This was primarily due to the exclusion of the Cepheid royalty revenue and the inclusion of BHL operations for the quarter, partially offset by higher equalization revenues from our alliance with Abbott for the three months ended September 27, 2008. The gross margin percentage for the three months ended September 30, 2007 was positively impacted by the high margin revenue of $5.0 million related to our former small molecule business referred to above.

Operating Expenses

Selling, general and administrative expenses increased by $17.1 million for the three months ended September 27, 2008 compared to the prior year quarter, primarily due to the inclusion of BHL expenses of $17.5 million in the quarter.

Research and development expenses decreased for the three months ended September 27, 2008 compared to the prior year quarter primarily due to reduced spending in discovery research and projects associated with the Abbott alliance.

The amortization of purchased intangible assets of $2.5 million related to the acquisitions of BHL and Atria in October 2007.

Employee-related charges, asset impairment and other expenses of $1.8 million for the three months ended September 27, 2008 included a $1.6 million charge related to the realization of pension costs as a result of the split-off from Applied Biosystems. Certain pension costs had been recorded in accumulated other comprehensive income following the adoption of Statement of Financial Accounting Standard (SFAS) No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans on June 30, 2007. The pension plan was terminated following the split-off from Applied Biosystems and the related unrealized charge of $1.6 million was recorded in the Condensed Consolidated Statement of Operations. We also recorded severance costs of $0.3 million, partially offset by a pre-tax benefit of $0.1 million for a reduction in employee-related costs associated with severance and benefit charges recorded in fiscal 2007.

Operating Loss

The following table summarizes our operating loss by segment for the three months ended September 27, 2008 and September 30, 2007:

	Three Months Ended
(Dollar amounts in millions)	September 27, 2008	September 30, 2007	% Increase (Decrease)
Lab Services	$2.1	$—	—
Products	1.2	(5.0)	(124%)
Corporate	(9.3)	(0.8)	1,063%
Elimination of intersegment income	(0.3)	—	—

Operating loss	$(6.3)	$(5.8)	9%

Our Lab Services segment was not part of our operations at September 30, 2007. Our Products segment had operating income for the three months ended September 27, 2008 as compared to an operating loss for the three months ended September 30, 2007. This was primarily due to higher equalization payments from Abbott and sales of higher margin Atria HLA products. Also contributing to this variance were lower operating expenses.

Operating loss for our Corporate segment increased over the comparative period primarily due to fewer milestone payments and no Cepheid royalty revenues being recorded in the three months ended September 27, 2008. Also contributing to the increase was amortization of purchased intangible assets related to the BHL and Atria acquisitions and employee-related charges, asset impairments and other expense, partially offset by lower R&D expenses for the three months ended September 27, 2008.

Loss on Investments

During the three months ended September 27, 2008 we recorded $3.2 million in loss on investments for an other-than-temporary impairment of our investments in senior debt securities issued by Lehman Brothers Holdings, Inc. and Washington Mutual Bank NV. The impairment charge resulted from a number of factors, including the magnitude and duration of the decline in market value, the regulatory and economic environment, and changes in credit rating of the issuers.

Interest Income, Net

Interest income, net decreased primarily due to lower average balances of cash, cash equivalents and short-term investments, combined with lower average interest rates.

Other Expenses, Net

Other expense, net of $0.3 million for the three months ended September 30, 2007 consisted of net realized losses recorded on the disposal of marketable securities. No such gains or losses were realized in the three months ended September 27, 2008.

Provision for Income Taxes

The consolidated effective income tax rate for the three months ended September 27, 2008 was 0.4%, compared to 36.6% for the three months ended September 30, 2007. The decrease in the provision for income taxes is due to our loss position for the three months ended September 27, 2008 compared to being profitable in the prior year quarter, and there being a full valuation allowance against the Company’s deferred tax assets following the split-off from Applied Biosystems. A full valuation allowance was established against our deferred tax assets subsequent to the split-off from Applied Biosystems as a result of our historic losses.

Supplemental Information

The following supplemental information is provided for the three months ended September 27, 2008 and the three months ended September 30, 2007. The amounts disclosed below for end-user sales are not included as part of our revenues. End-user sales consist of products sold globally through the alliance with Abbott and are thus recognized by Abbott. A significant portion of our product revenues is derived from the alliance through our profit sharing arrangement. We believe the discussion of end-user sales of products sold through the alliance provides a meaningful measure of market acceptance of these products and thus also a meaningful measure of the sales performance of the alliance. The reporting of this supplemental data permits comparisons of product and alliance performance on a period-to-period basis. The revenues reported in our Condensed Consolidated Statements of Operations do not directly provide this or comparable information, because the reported product revenues fluctuate period to period based on factors other than product sales due to the profit sharing arrangement with Abbott. Accordingly, end-user sales are the only publicly reported measure of alliance product sales.

	Three Months Ended
(Dollar amounts in millions)	September 27, 2008	September 30, 2007
Equalization revenue, net	$5.3	$2.1
End-user revenues	39.4	24.9

Increased sales of Human Immunodeficiency Virus (HIV), hepatitis C virus (HCV), and hepatitis B virus (HBV) RealTime™ viral load assays used on the m2000™ system, cystic fibrosis reagents, HLA products, ViroSeq™ HIV-1 Genotyping System and Fragile X analyte specific reagents all contributed to the year-over-year quarterly growth.

Discussion of Financial Resources and Liquidity

We had cash and cash equivalents and short-term investments of $317.0 million at September 27, 2008, and $335.0 million at June 30, 2008. We believe that existing funds are adequate to satisfy our normal operating cash flow needs and planned capital expenditures for at least the next twelve months.

The following table summarizes the components of our financial resources at:

(Dollar amounts in millions)	September 27, 2008	June 30, 2008
Cash and cash equivalents	$50.6	$47.3
Short-term investments	266.4	287.7

Total cash and cash equivalents and short-term investments	317.0	335.0

Total debt	0.1	0.1
Working capital	379.2	386.2

The overall decrease of cash and cash equivalents and short-term investments during the three months ended September 27, 2008 was primarily caused by cash used by operating activities and the impairment of certain securities within our short-term investment portfolio. During the three months ended September 27, 2008, we recorded a decline in the market value of our portfolio of $8.7 million caused by market movements. We concluded that of the decline in market value, $3.2 million was other-than-temporary and, as a result, we recorded an impairment charge of $3.2 million in loss on investments in our Condensed Consolidated Statement of Operations. We do not believe the unrealized losses represent an other-than-temporary impairment based on our evaluation of available evidence as of September 27, 2008. Our intent is to hold these investments until recovery of value or maturity.

The decrease in working capital was primarily due to the reduction in cash and cash equivalents, and short-term investments of $18.0 million, partially offset by a reduction in accrued salaries and wages of $4.9 million, and an increase in accounts receivable and prepaid expenses and other current assets of $5.1 million and $4.9 million, respectively.

Net cash flows for the three months ended September 27, 2008 were as follows:

(Dollar amounts in millions)
Net cash used by operating activities	$(7.7)
Net cash provided by investing activities	8.2
Net cash provided by financing activities	2.8

Operating activities

For the three months ended September 30, 2008, income-related cash flow was $7.5 million and movements in operating assets and liabilities were $15.2 million. Income-related cash flow represents the net loss for the period adjusted for non-cash charges including depreciation and amortization, allowance for doubtful accounts, asset impairments and share-based compensation.

The movements in operating assets and liabilities were caused by: an increase of $8.9 million in accounts receivable due primarily to increased revenue and lower collections at BHL; an increase of $4.8 million in prepaid expenses and other assets primarily related to an increase in the investment in the Abbott strategic alliance and prepaid insurance; a decrease of $3.0 million in accounts payable and other liabilities caused primarily by the payment of incentive compensation in the quarter, partially offset by increased accounts payable; partially offset by a decrease in net inventory of $1.5 million.

Investing activities

The net cash provided by investing activities of $8.2 million was primarily caused by proceeds from the sale and maturity of available-for-sale securities exceeding the purchase of available-for-sale securities by $12.6 million. This was partially offset by additions to long-term assets of $3.8 million which consisted of capital expenditures totaling $1.8 million, primarily related to the purchase of software licenses and leasehold improvements at BHL including the build-out of 4myheart Centers, and $2.0 million related to the purchase of a technology license as a result of the split-off from Applied Biosystems.

Financing activities

The net cash provided by financing activities of $2.8 million included proceeds from stock issued for stock plans of $1.7 million and a contribution of $1.1 million received from Applied Biosystems towards the cost of replacing a technology license.

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

At September 27, 2008 and September 30, 2007, we had no off-balance sheet arrangements or obligations.

Critical Accounting Estimates

There have been no material changes to our critical accounting policies and estimates from the disclosures made in Management’s Discussion and Analysis of Financial Conditions and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 filed with the SEC on September 8, 2008.

Recent Accounting Pronouncements

Refer to Note 2 to our unaudited condensed consolidated financial statements for a description of the effect of recently adopted accounting pronouncements.

In December 2007, the Financial Accounting Standards Board issued SFAS No. 141 (revised 2007), Business Combinations, which replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) establishes the principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, the goodwill acquired and any noncontrolling interest in the acquiree. SFAS No. 141(R) also establishes the disclosure requirements for a business combination. Following our change of fiscal year-end, the provisions of SFAS No. 141(R) are effective for the Company’s 2009 fiscal year, beginning on December 28, 2008. A significant impact may be realized on any future acquisition by us as a result of the adoption of SFAS 141(R). The amount of such impact cannot be currently determined and will depend on the nature and terms of such acquisition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed in Part II: Item 7A of our Annual Return on Form 10-K filed with the SEC on September 8, 2008, our principal exposures to financial market risk continue to be changes in interest rates and changes in equity prices.

Changes in interest rates will affect the interest earned on our cash, cash equivalents, and short-term investments, as well as the value of those investments. Our primary objectives for these investments are to ensure the preservation of capital, meet liquidity requirements, and optimize returns.

We manage our interest rate risk by maintaining an investment portfolio generally consisting of debt instruments of high credit quality and relatively short maturities. As of September 27, 2008, our cash, cash equivalents and short-term investments were invested in a diversified, highly liquid portfolio of corporate bonds, treasury and agency securities, as well as asset-backed securities and money market instruments.

We do not hedge our equity positions in other companies or our short-term investments. Our exposure on these instruments is limited to changes in quoted market prices.

We have minimal exposure to foreign currency risk as our operations are primarily in the U.S. and our sales are typically billed in U.S. dollars.

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

ITEM 4T.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We are responsible for maintaining disclosure controls and procedures, as defined by the Securities and Exchange Commission in its Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, at the level of reasonable assurance, our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 27, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except as noted below.

Due to the transfer of certain corporate functions from Applied Biosystems to Celera following the split-off, there have been certain changes to the internal control environment at Celera during the fiscal quarter ended September 27, 2008. Controls over the treasury, tax and external reporting functions that were previously performed at Applied Biosystems are now being performed at Celera.

PART II – Other Information

ITEM 1.	Legal Proceedings

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

In addition to legal actions to which we are a party, we may be required under the separation agreement to indemnify Applied Biosystems for damages, costs and other liabilities incurred by Applied Biosystems relating to existing and future lawsuits, arbitrations, investigations, and other legal actions to which Applied Biosystems is or may become a party, to the extent related to our business. For more information, see the sections entitled “Risk Factors – Applied Biosystems is subject to a class action lawsuit relating to its 2000 offering of shares of Celera Group tracking stock that may result in liabilities for which we have agreed to indemnify Applied Biosystems,” “Risk Factors – Our separation agreement with Applied Biosystems requires us to indemnify Applied Biosystems for specified liabilities, including liabilities relating to the Celera business, specified litigation and one-half of any liabilities resulting from the split-off” and “Item 13 – Our Relationship with Applied Biosystems Following the Split-Off” in our Annual Report on Form 10-K filed with the SEC on September 8, 2008.

ITEM 1A.	Risk Factors

Following the split-off, Applied Biosystems may compete with us in our diagnostics business directly or enable others to compete with us by providing them access to its intellectual property, reagents, and technologies.

Applied Biosystems’ reagent and clinical laboratory testing service business in human diagnostics was historically operated exclusively through Celera. As a result, Applied Biosystems has not competed with us in this business, nor was it permitted to enable others to compete with us in the business by providing them access to its intellectual property, reagents, and technologies. Since the split-off, Applied Biosystems may directly compete with us or enable others to compete with us in human diagnostics, except that for a period of three years following the split-off date, Applied Biosystems, subject to specified exceptions, will be restricted in its ability to supply any reseller with capillary electrophoresis sequencers for commercialization of human diagnostic tests outside of Asia, Africa, the Middle East and South America, nor will it be able to itself commercialize these tests anywhere in the world for the same three year period. In addition, Applied Biosystems will not supply any third-party reseller with real-time instruments for use in the human in vitro diagnostics, or HIVD, field, unless the third party has obtained a license to Applied Biosystems real-time intellectual property in the field, although the third party cannot commercialize human diagnostic tests for specified conditions on these instruments for three years following the split-off date. See “Our Relationship with Applied Biosystems Following the Split-Off” within Item 13 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 for further information. Competition from Applied Biosystems in all other areas of our business may limit our success in expanding our product offerings into new areas and disease indications.

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

In response to a Congressional mandate, the Department of Health and Human Services is replacing the organizations that currently administer the Medicare “fee-for-service” programs with new Medicare Administrative Contractors. The fee-for-service program is the traditional Medicare program where beneficiaries choose the physician or other healthcare provider they wish to see and pay a fee for each service used. If clinical laboratory testing services are covered by Medicare, then Medicare pays the entire bill for the services and the beneficiary is not responsible for any portion of the payment. The transition to the new contractor for our clinical laboratory testing service started on August 28, 2008. We believe that the new contractor may change coverage policies or reimbursement rates that are applicable to our laboratory tests.

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

Under the terms of the separation agreement we entered into with Applied Biosystems, we agreed to indemnify Applied Biosystems for liabilities resulting from the class action suit described above, as well as other actions pending on the split-off date or that may arise in the future, to the extent such actions are ultimately determined to relate to or arise out of the Celera business, assets or liabilities, in each case, to the extent not covered by Applied Biosystems’ insurance. There is no limit on the maximum amount of monetary damages for which we may be required to indemnify Applied Biosystems for such suit. If plaintiffs in these suits are ultimately successful on the merits, the resulting liabilities for which we are responsible could have a material adverse impact on our business and financial condition. See “Our Relationship with Applied Biosystems Following the Split-Off – Agreements Between Applied Biosystems and Us Relating to the Split-Off – Separation Agreement” contained in Item 13 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

The allocation of intellectual property rights between Applied Biosystems and us in connection with the split-off may harm our business.

Prior to the split-off, Celera had access to all intellectual property owned or licensed by Applied Biosystems for use in the human diagnostics field. Under the separation agreement with Applied Biosystems, intellectual property developed by Celera or used primarily in our business was transferred to us on or prior to the split-off date. However, some intellectual property currently used in substantially all of our diagnostic products is also used by Applied Biosystems and has been retained by Applied Biosystems. All intellectual property that has been retained by Applied Biosystems and that is used in our diagnostic products is being made available to us through a master purchase agreement we entered into with Applied Biosystems on the split-off date, except that intellectual property used in our hepatitis C virus, or HCV, analyte specific reagents is being made available to us under a license agreement that we entered into with Applied Biosystems on the split-off date. The early termination of either of these agreements or an increase in the prices for these goods and services after the term of the master purchase agreement could harm our business. Also, we may need to obtain additional licenses from third parties for rights that are not transferred to us from Applied Biosystems. Our inability to obtain these licenses or to obtain these licenses on commercially acceptable terms could affect our ability to develop and sell some of our diagnostic products. Any impairment to our product development or production could harm our operating results and financial condition.

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

However, if Applied Biosystems were determined to be subject to tax on the distribution of the Celera Corporation common stock, we would no longer be subject to these restrictions. These restrictions may limit our ability to engage in new business or other transactions that may maximize the value of our business and may also discourage, delay or prevent a merger, change of control, disposition of our subsidiaries or divisions or other strategic transactions involving our issuance of equity. In addition, provisions of our amended and restated certificate of incorporation and amended and restated by-laws and applicable law also may have the effect of discouraging, delaying or preventing change of control transactions that our stockholders find desirable. For more information, see the section entitled “Our Relationship with Applied Biosystems Following the Split-Off – Agreements Between Applied Biosystems and Us Relating to the Split-Off – Tax Matters Agreement,” in Item 13 in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

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

Our business is affected by macroeconomic conditions.

Various macroeconomic factors could affect our business and the results of our operations. For instance, slower economic activity, inflation, volatility in foreign currency exchange rates, decreased consumer confidence and other factors could increase our business costs, lower our revenues or affect the ability of our customers to purchase and pay for our products and services. Interest rates and the liquidity of the credit markets could also affect the value of our investments.

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

For a more detailed discussion, see the section entitled “Our Relationship with Applied Biosystems Following the Split-Off – Agreements Between Applied Biosystems and Us Relating to the Split-Off – Tax Matters Agreement” in Item 13 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008. Our indemnification obligations to Applied Biosystems and its subsidiaries, officers and directors are not limited by any maximum amount. If we are required to indemnify Applied Biosystems or any other person under the circumstances set forth in the tax matters agreement, we may be subject to substantial liabilities.

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

We obtain Lp-PLA2 test kits, known as PLAC® test kits, used in our clinical laboratory testing services from a single supplier – diaDexus, Inc., or diaDexus. To our knowledge, diaDexus is the only supplier of PLAC test kits used in clinical laboratory testing, and, therefore, no alternative supply source would be available should diaDexus become unable to provide a sufficient number of these kits to meet our demand or become unwilling to do so on acceptable terms. There can be no assurance that diaDexus will be able to meet our demand for these kits in the future.

Similarly, we obtain reagents for our ApoE genetic test from a third party supplier that is currently not able to provide us with new reagents that comply with the FDA’s revised guidelines. We currently have access to sufficient quantity of reagents to last until the expiration of the vendor’s contract in May, 2009. If we are unable to source alternative supplies of reagents then our ApoE test revenue will be impacted.

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

The historical financial information we have included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 may not reflect what our results of operations, financial position and cash flows would have been had we been an independent entity during the periods presented. This is because, in part, the financial information reflects allocations for services provided to Celera by Applied Biosystems. These allocations may not reflect the costs we will incur for similar or incremental services as an independent entity.

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

The FDA has issued an interpretation of the regulations governing the sale of Analyte Specific Reagent products which could prevent or delay our or our collaborators’ or licensees’ sales of these products and harm our operating results and financial condition. In September 2007, the FDA, published “Guidance for Industry and FDA Staff: Commercially Distributed Analyte Specific Reagents (ASRs): Frequently Asked Questions,” clarifying the FDA’s interpretation of the regulations governing the sale of Analyte Specific Reagent, or ASR, products. ASRs are a class of products that do not require regulatory clearance or approval. The FDA’s guidance document contains an interpretation of the ASR regulations that, we believe, represents a departure from FDA practice and policy prior to the release of the FDA’s draft guidance in September 2006, regarding products that can be characterized as ASRs. We believe that all of our current ASR products, other than our HLA ASR products, will meet the regulatory definition of an ASR, as set forth in the guidance document. Our products sold as ASRs include HLA products, Fragile X products, and deep vein thrombosis products. We similarly believe that all of the ASR products that Abbott currently contributes to our strategic alliance with Abbott will meet the regulatory definition of an ASR, as set forth in the guidance document. If the FDA does not agree with our interpretations of our ASR products, we may need to establish an appropriate action plan for any affected product, such as reconfiguring the product to bring it into compliance with the ASR definition or seeking clearance pursuant to Section 510(k) of the Federal Food, Drug and Cosmetic Act, or FFDCA. In June 2008 the FDA issued a letter that stated that the FDA might employ “enforcement discretion” to the sale of ASR products that did not meet the regulatory definition of an ASR, if a manufacturer met with the FDA and developed an approved plan to bring the products into compliance by reconfiguring the product or seeking the appropriate registration. We applied for and received assurance of such “enforcement discretion” for the sale of our HLA ASR products from the FDA, while working with the FDA under a pre-IDE for registering the HLA products. The FDA may change its position on “enforcement discretion” at their discretion, or we could fail to achieve the proposed plan for registering the HLA products, and we could be required to discontinue marketing the HLA ASRs. The Section 510(k) clearance process generally requires the filing of notice with the FDA with clinical data demonstrating that the product and its intended purpose are “substantially equivalent” to a diagnostic device that is already cleared or approved for marketing by the FDA. If a 510(k) premarketing clearance is not obtained, an FDA pre-market approval or PMA application must be filed under the FFDCA, which must demonstrate that a diagnostic device is safe and effective, and must be supported by more extensive information than required for a 510(k) notification. The process for obtaining an FDA pre-market approval or 510(k) clearance may be time-consuming, expensive, and difficult to obtain and there is no assurance that they will be obtained. Accordingly, under the new interpretation of the ASR regulations, the FDA could require us or Abbott to discontinue marketing current non-compliant products. Any discontinuation could be indefinite or permanent, and our business could be harmed. Also, the interpretation of the ASR regulations contained in the guidance document might make development of new ASR products more difficult, and this could similarly harm our operating results and financial condition.

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

ITEM 6.	Exhibits

EXHIBIT NO.	DOCUMENT

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELERA CORPORATION

/s/ KATHY ORDOÑEZ
Name:	Kathy Ordoñez
Title:	Chief Executive Officer
Date:	November 10, 2008

/s/JOEL R. JUNG
Name:	Joel R. Jung
Title:	Chief Financial Officer
Date:	November 10, 2008