Form 10-KT
period 2008-12-27
Celera CORP
filed 2009-03-25
CIK 1428156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KT

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JULY 1, 2008 TO DECEMBER 27, 2008

COMMISSION FILE NUMBER: 001-34116

Celera Corporation

(Exact name of registrant as specified in its charter)

Delaware	26-2028576
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KT or any amendment to this Form 10-KT.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Number of shares of common stock outstanding as of March 1, 2009: 81,817,855

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be used by the Company in connection with its 2009 Annual Meeting of Stockholders and to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year are incorporated by reference into Part III of this Transition Report on Form 10-KT.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Transition Report on Form 10-KT contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and development efforts. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Transition Report on Form 10-KT, the words “may,” “might,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified in Part I, Item 1A “Risk Factors” in this Transition Report. Reference is also made to such risks and uncertainties detailed from time to time in our other filings with the Securities and Exchange Commission (SEC). We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

PART I

ITEM 1.	BUSINESS

History

Prior to July 1, 2008, we operated as a reporting unit of Applied Biosystems, Inc. (Applied Biosystems), formerly known as Applera Corporation (Applera), and not as a stand-alone company. Applied Biosystems established the following two classes of common stock, sometimes referred to as tracking stocks, which were intended to reflect separately the relative performance of Applied Biosystems’ two businesses:

•	Applied Biosystems Group common stock that was intended to reflect the relative performance of the Applied Biosystems Group; and

•	Celera Group common stock that was intended to reflect the relative performance of the Celera Group.

On July 1, 2008, Applied Biosystems separated the Celera Group reporting unit from Applied Biosystems’ remaining businesses by means of a redemption of each outstanding share of Celera Group common stock in exchange for one share of common stock of Celera Corporation, a newly formed Delaware corporation. Upon the separation, we held all of the businesses, assets and liabilities attributed to the Celera Group and became an independent, publicly-traded company. Our common stock began trading on The NASDAQ Stock Market on July 1, 2008 under the symbol “CRA.”

In November 2008, Applied Biosystems merged with Invitrogen Corporation to form a new company, Life Technologies Corporation (Life Technologies). The contractual and commercial relationships we had with Applied Biosystems are now held with Life Technologies as successor to Applied Biosystems, referred to in this Form 10-KT as “Applied Biosystems (now Life Technologies).”

References to the “Company,” “Celera,” “we,” “us” and “our” refer to the Celera Group for all periods prior to the completion of the split-off and to Celera Corporation and its direct and indirect subsidiaries for all periods following completion of the split-off, in each case, unless the context otherwise requires.

Fiscal Year Change

In July 2008, our Board of Directors approved a change of the Company’s fiscal year from a June 30 fiscal year end to a 52 or 53 week fiscal year generally ending on the last Saturday in December. This Form 10-KT is a Transition Report for the six month transition period ended December 27, 2008.

Business Overview

We are a diagnostics business that delivers personalized disease management through a combination of products and services incorporating proprietary discoveries. We are organized into three reporting segments, a clinical laboratory testing service business (Lab Services), a products business (Products), and a segment that includes other activities under corporate management (Corporate). Our Lab Services business, conducted through Berkeley HeartLab, Inc. (BHL), offers a broad portfolio of clinical laboratory tests and disease management services designed to help healthcare providers improve cardiovascular disease treatment regimens for patients. Our Products business develops, manufactures, and oversees the commercialization of molecular diagnostic products, most of which are commercialized through distribution and royalty agreements with Abbott Molecular (Abbott), a subsidiary of Abbott Laboratories. Our Corporate segment includes revenues from royalties, licenses, funded collaborations and milestones related to the licensing of certain intellectual property and from our former small molecule and proteomic programs.

Since we commenced operations in the year ended June 30, 1996, we have evolved from a business focused on the discovery and distribution of genomic information based on our work in sequencing the human genome to a diagnostics business focused on personalized disease management.

We are conducting research to make discoveries to support the development of proprietary new products and services in our Lab Services and Products businesses and as a basis for external collaborations or licensing arrangements. We have conducted large-scale disease association studies for multiple disease conditions, including liver disease, autoimmunity, Alzheimer’s disease and cancer, but most of our discovery and development efforts are currently focused on cardiovascular disease and metabolic disorders.

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

Between April 2001 and December 2005, Applied Biosystems (now Life Technologies) and Celera operated a diagnostics business known as Celera Diagnostics, which was focused on the discovery, development, and commercialization of molecular diagnostic products and the identification of novel gene/disease associations. Celera Diagnostics was a 50/50 joint venture between Applied Biosystems (now Life Technologies) and Celera. Effective January 1, 2006, we acquired Applied Biosystems’ (now Life Technologies’) 50 percent interest in the joint venture such that we now own 100 percent of Celera Diagnostics.

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

Genes are segments of these DNA molecules that carry specific information necessary to perform particular biological functions, such as instructions for making proteins. Currently, scientists believe humans have approximately 21,000 genes. Genes may contain from several dozen to tens of thousands of nucleotides. The entire collection of DNA in humans, called the human genome, contains approximately 3.1 billion base pairs, approximately 2 to 3 million of which vary between two individuals. Single differences in base pairs between individuals are called single nucleotide polymorphisms, or SNPs.

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

Lipoprotein Measurement and Cardiovascular Disease

Lipoproteins are molecules containing both a lipid, or fat soluble component, and a protein. Low-density lipoprotein, or LDL, and high-density lipoprotein, or HDL, particles are present in all individuals and are distinguished by differences in size and density. Subclasses of LDL and HDL differ in their effects on the development of, or protection from, atherosclerosis, or hardening of the arteries, and risk associated with cardiovascular disease. Healthcare providers order testing of blood samples on patients with lipid or metabolic disorders or with cardiovascular disease to determine the distribution of particle size and density for both HDL and LDL as a means of characterizing the patient’s relative risk for primary or recurrent cardiovascular disease and to develop personalized treatment regimens and monitor the patient’s progress in reducing this risk. BHL offers clinical laboratory testing services that quantify five subclasses of HDL and seven subclasses of LDL particles.

Personalized Disease Management

Personalized disease management involves the use of diagnostic testing procedures and other means to assess an individual’s risk for a disease or to characterize a disease in order to recommend individualized lifestyle and therapy choices to mitigate disease development or progression, and to monitor their effectiveness.

Lab Services Business

BHL is focused on improving the treatment of individuals who have had cardiovascular events or who have been diagnosed as having cardiovascular disease or lipid or metabolic disorders. BHL provides:

•	clinical laboratory testing services that characterize and monitor cardiovascular disease risk; and

•	personalized treatment and ongoing therapeutic compliance education.

BHL uses various proprietary and non-proprietary tests which enable a healthcare provider to establish a baseline assessment of cardiovascular disease status for each patient. This baseline assessment enables the treating healthcare provider to recommend a treatment plan for their patients. BHL testing services also help to monitor therapeutic response and disease progression relative to the initial baseline assessment, allowing healthcare providers to refine their recommended treatment programs to facilitate patient compliance and improve clinical outcomes.

BHL’s clinical laboratory testing business is regulated by the Centers for Medicare and Medicaid Services (CMS) through the Clinical Laboratory Improvements Amendments of 1988, or CLIA. The two dominant competitors to BHL in the general laboratory market are Laboratory Corporation of America, or LabCorp, and Quest Diagnostics Incorporated, or Quest. BHL’s two main competitors in the lipid subclass analysis market, LipoScience, Inc. and Atherotech, Inc., provide their subclass analysis testing services directly to physicians as well as through distribution channels such as LabCorp and Quest.

BHL Testing Services

BHL has a CLIA-certified laboratory that provides a broad portfolio of testing services focused on the secondary prevention market. BHL conducts clinical laboratory testing services in a 40,000 square foot laboratory located in Alameda, California. Healthcare providers, clinical laboratories and specimen collection stations collect and send to our laboratory for testing most of the clinical laboratory specimens used in our clinical laboratory testing service business. A specimen collection station is a facility licensed for the purpose of having a phlebotomist, who is a BHL employee or contractor, collect blood specimens. Healthcare providers may refer patients to BHL’s specimen collection stations for specimen collection or collect the blood in their facilities. Blood specimens are then sent to BHL’s clinical laboratory for testing.

BHL has an exclusive license from the Regents of the University of California through the Ernest Orlando Lawrence Berkeley National Laboratory for a patent related to segmented gradient gel electrophoresis determination of LDL subclasses. Other companies offer clinical testing services using a traditional lipid panel test, “cholesterol tests” or “advanced cholesterol tests” (tests that measure the number of lipoprotein particles in a person’s blood) and generally target the primary care/lipid screening market. However, these tests are generally not considered competitive with BHL’s testing services because (1) they do not provide the level of discrimination and quantification of lipid subclasses for both LDL and HDL that is provided by BHL’s segmented gradient gel electrophoresis testing and (2) healthcare providers are able to use our clinical laboratory tests to monitor therapeutic response and disease progression in their patients over time.

Principal Testing Services

Most of BHL’s testing services incorporate the use of in vitro, meaning outside of the living body, diagnostic (IVD) test products cleared or approved by the U.S. Food and Drug Administration (FDA). However, BHL’s LDL-S3GGE®, HDL-S10GGE®, ApoE and KIF6 tests, described below, are based on internally-developed and validated laboratory-developed tests that are not required to be FDA cleared or approved. BHL is authorized under CLIA to perform high-complexity testing. These laboratory-developed high-complexity tests may incorporate components that are manufactured by our Products business.

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

Apolipoprotein E Genotypes (ApoE) Test. ApoE plays an important role in lipoprotein metabolism. ApoE is one of the most common genes thought to affect LDL cholesterol levels and cholesterol metabolism. There are three ApoE isoforms — E2, E3, and E4. Individuals with the E2 or E4 isoforms have been found to have an increased risk for heart disease. In addition, BHL’s ApoE test helps to determine a patient’s responsiveness to therapeutic elements such as dietary fat levels, environmental factors such as alcohol or nutritional supplements, and medication. We obtain reagents for our ApoE genetic test from a third party supplier that is currently not able to provide us with new reagents that comply with applicable FDA guidelines. We currently have access to sufficient quantities of reagents to last until the expiration of the supplier’s contract in May 2009. We have identified alternative reagents for which we are completing the validation process. If we are unable to successfully implement this new version of ApoE testing, our ApoE test revenue will be impacted.

Kinesin-Like Protein 6 (KIF6) Test. BHL commenced full commercialization in July 2008 of a new blood-based, molecular laboratory developed test to detect a variant in a gene called Kinesin-Like Protein 6, or KIF6. Research conducted by Celera and our collaborators has shown that approximately 60% of the studied populations have this gene variant and that individuals with the KIF6 variant have up to a 55% increased risk of having a cardiovascular event, such as a heart attack. Studies have also demonstrated that in carriers of the risk variant, the incremental cardiovascular risk can be substantially and significantly reduced by statin therapy (drugs that are available by prescription from a physician). In addition to its blood-based KIF6 testing service, BHL has developed a cheek (or buccal) swab version of the test and initiated commercialization activities in February 2009 to support order requests from physicians for this test. BHL markets this test as StatinCheck™ (KIF6 genotyping) test.

BHL also provides the following clinical laboratory tests:

• Apolipoprotein A1	• Hepatic Function Panel
• Apolipoprotein B	(panel tests listed below)
• C-Reactive Protein (high sensitivity) (CRP-HS)	• Alanine Aminotransferase (ALT)
• Creatine Kinase	• Albumin
• Fibrinogen (mass)	• Alkaline Phosphatase
• Hemoglobin A1c	• Aspartate Aminotransferase (AST)
• Homocysteine	• Bilirubin (total)
• Insulin	• Bilirubin (direct)
• LDL-Cholesterol (direct)	• Total Protein
• Lipoprotein (a)	• Lipid Panel (panel tests listed below)
• Lp-PLA2
• NT-proBNP	• Triglycerides
• Thyroid Stimulating Hormone (TSH)	• Cholesterol (total)
• Uric Acid	• HDL-Cholesterol
• Renal Function Panel (panel tests listed below)

• Albumin
• Blood Urine Nitrogen (BUN)
• Calcium
• Carbon Dioxide
• Chloride
• Creatinine
• Glucose
• Phosphorus
• Potassium
• Sodium

Each of the clinical laboratory tests included as a part of an organ or disease oriented panel may be ordered as an individual test.

BHL’s Disease Management Services and Patient Compliance

BHL facilitates cardiovascular disease risk management and patient compliance through a series of programs and services available with its testing services. These services involve home, office and field based clinical educators working with BHL patients to develop individualized patient disease management programs based on treatment regimens prescribed by the patient’s healthcare provider and results from the patient’s BHL tests. BHL’s disease management programs involve individually-tailored education programs for nutrition, exercise, stress reduction, and medication compliance designed to help reduce patients’ risk from cardiovascular disease or lipid or metabolic disorders. We believe clinical education helps patients understand their specific risk factors characterized by the BHL clinical laboratory testing and how medication compliance and lifestyle changes can lessen their individual cardiovascular disease risk profile. Patients who receive BHL testing services are provided access to BHL’s personalized disease management services for a limited period of time following the date of the test.

BHL Sales and Marketing

General. BHL has a direct sales organization focused on expanding its base of healthcare providers who use BHL clinical laboratory testing services through both direct field sales for acquiring new accounts and telesales to expand presence in existing accounts. As of December 27, 2008, BHL had approximately 176 personnel in the field, including 38 sales personnel, in select high potential markets in the United States. Our largest concentration of sales personnel is in the Southeast and Texas, although we receive specimens from healthcare providers across the country.

In calendar year 2008, BHL received referrals from over 4,700 healthcare providers, processed samples from over 263,000 patients (both new and recurring), and performed over 2.4 million tests. BHL’s top 150 referral sources represented 53% of its total sample volume in calendar year 2008. These clients are predominantly concentrated in ten states, representing areas with some of the highest incidence of cardiovascular disease in the United States. We believe the potential market for BHL’s testing services and disease management programs has barely been penetrated. As of December 27, 2008, approximately 609,000 unique patients had received BHL testing services. This compares to an estimated 80.0 million American adults with cardiovascular disease, including 16.8 million with coronary heart disease, according to the American Heart Association.

In 2007, BHL entered into a License and Distribution Agreement with Berkeley Heart Europe AS, a Norwegian company, or BHE. Under this agreement, BHE has the right to commercialize certain BHL cardiovascular characterization, monitoring and disease management offerings to the primary and secondary cardiovascular disease prevention markets in Europe, including Russia.

4myheart Centers. To deliver disease management services to patients who have had BHL clinical laboratory testing services, BHL has developed the 4myheart Center concept. The goal of 4myheart Centers is to create a dedicated environment in which BHL’s patients will be motivated to work toward reducing their cardiovascular disease risk. At a minimum, each 4myheart Center houses a clinical educator. Clinical educators work with BHL patients to develop individualized education based on treatment regimens prescribed by the patient’s healthcare provider and results from the patient’s BHL tests. A 4myheart Center might also include a receptionist or a phlebotomist (an individual who draws blood samples from patients). 4myheart Centers vary in size, from around 800 square feet to 3,500 square feet, depending on the local market need and perceived opportunity.

BHL has placed 4myheart Centers in selected communities in the United States. As of December 27, 2008, BHL had 24 4myheart Centers operating or under development. These centers are located in Alabama (4), Arkansas (1), California (3), Florida (3), Georgia (2), New Jersey (1), North Carolina (2), South Carolina (1), Tennessee (2), and Texas (5).

Reimbursement

Our revenues are highly dependent on our clinical laboratory tests being approved for reimbursement by Medicare, as well as private insurance companies and managed care organizations, commonly referred to, collectively, as “third-party payors.” There can be no assurance that third-party payors will approve for reimbursement or continue to reimburse any of our clinical laboratory tests or the use of diagnostic products sold by us in the future.

BHL accepts assignment for Medicare patients as payment in full on covered tests. Reimbursement from third-party insurance companies varies widely, even from a single payor in a given geographic area and population. Insurance companies often follow the lead of Medicare in determining whether a clinical laboratory test is covered and reimbursable. Reimbursement rates are generally higher for non-government payors.

For the six months ended December 27, 2008, revenues from Medicare patients represented approximately 40% of the total BHL patient test service revenues.

A large portion of BHL’s clinical laboratory testing business is currently reimbursed by non-governmental third-party payors on an out-of-network, non-participating basis. This means that BHL does not have contracted reimbursement rates with these companies. In order to contain medical expenses, many of these companies have requested that BHL become an in-network, participating provider of clinical laboratory testing services. BHL’s past practice was to be an out-of-network provider. By becoming an in-network, participating provider, BHL has the advantage of providing its clinical laboratory testing services to more beneficiaries of the insurance company or managed care organization that has established the network. However, in-network, participating reimbursement rates tend to be substantially lower than those reimbursement rates currently being received by BHL for its testing services and there is no assurance that BHL’s tests will be allowed by any particular third party payor’s coverage determination policies. Therefore, joining these networks could reduce BHL’s net revenues.

We expect BHL to bring additional business under contract with third-party insurance payors in 2009. While we expect these contracts to result in price reductions and impact BHL’s revenue growth rate in the short-term, moving under contract with third-party payors should allow BHL to increase its test volumes and operate more efficiently with respect to billing and collections. We believe that market factors, many of which are beyond BHL’s control, will influence its decision as to whether or not and when BHL will become an in-network, participating provider for any given non-governmental third-party payor. BHL evaluates requests from non-governmental third party payors from time to time on a case-by-case basis. Each evaluation consists of analyzing a number of factors, including the reimbursement rates offered to in-network providers compared to those offered to out-of-network providers, patient access levels to in-network providers compared to patient access levels for out-of-network providers, and general market conditions.

Competition with our Lab Services Business

BHL’s clinical laboratory testing services, and its associated disease monitoring, management, and educational services compete primarily with existing, but less discriminating, diagnostic, detection and monitoring technologies and disease management service companies. In particular, many clinical reference laboratories, including LabCorp, Quest, Sonic Healthcare Limited, Mayo Medical Laboratories, and other regional laboratory companies offer clinical laboratory testing services using a traditional lipid panel test which is simpler to perform and less expensive than BHL’s more extensive and proprietary lipid fractionation and related cardiovascular biomarker tests. Lipid panel tests are widely accepted as an adequate test for assessing and managing risk of cardiovascular disease. We believe that BHL’s lipid fractionation and related cardiovascular biomarker tests are superior to traditional lipid panel tests because traditional lipid panel tests do not provide the level of discrimination and quantification of lipid subclasses for both LDL and HDL that is provided by BHL’s segmented gradient gel electrophoresis testing, nor are they available with BHL’s disease management offerings.

We believe BHL is a leading provider of lipoprotein subclass analyses. Also, other companies, including Atherotech, Inc., Agilent Technologies, Inc. and LipoScience, Inc., currently provide alternative methods for lipoprotein subclass analysis using different technologies than BHL’s testing services. In addition, companies including Healthways, Inc. and LifeMasters Supported SelfCare, Inc., and internal efforts by some healthcare payors, such as United Healthcare, compete with BHL’s disease monitoring and management and lifestyle modification offerings. Many of BHL’s actual or potential competitors may have longer operating histories, better name recognition and greater financial, technical, sales, marketing, and distribution capabilities than BHL has. These competitors also may have more experience in research and development, regulatory matters, and manufacturing. Many of these companies, particularly those selling the traditional lipid panel test, offer tests or services that have been approved for third-party reimbursement. BHL’s current or potential competitors may use, or develop in the future, technologies that are superior to, or more effective than, BHL’s, which could make BHL’s tests noncompetitive or obsolete. We seek to expand BHL’s service offerings to provide greater characterization of risk and associated therapeutic response. We also seek to distinguish BHL’s services by supplementing clinical laboratory testing services with additional disease monitoring, management, and educational services that include patient education programs with respect to nutrition, exercise, stress reduction, and medication compliance.

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

While the sale of IVD test kits requires clearance or approval by the FDA and may require similar regulatory clearances or approvals in other countries, ASRs are a class of products defined by the agency’s regulations which may be sold without regulatory review in the U.S. However, ASRs must be manufactured and marketed in compliance with the requirements of the agency’s Quality System Regulation, including Good Manufacturing Practices, and must be sold in compliance with FDA regulations regarding their labeling, sale, distribution, and use. These FDA regulations are intended to ensure, among other things, that purchasers are aware that the utility and performance characteristics of these ASR products have not been established. Because ASRs are not subject to FDA clearance or approval, we believe they can generally be commercialized sooner than diagnostic test kits. However, the regulatory restrictions on the marketing, distribution, and sale of ASRs, and on customer use of these products, would likely affect their marketing and distribution and market acceptance. In September 2007, the FDA issued a guidance document that further defines limitations on the commercialization of ASRs. We believe our current ASRs for Factor V, Factor II , methylenetetrahydrofolate reductase (MTHFR) and FMR-1 are in compliance with the FDA guidance for ASR products, and have received “enforcement discretion” for marketing our HLA ASR products while preparing for a FDA submission. For a discussion of the regulation of our products business, see this section under the heading “Governmental Regulation of Diagnostic Products and Testing Services — Regulation of Diagnostic Products.”

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

Relationship with Abbott

In June 2002, we entered into a long-term strategic alliance agreement with Abbott, a global health care company, to discover, develop, and commercialize molecular diagnostic products for disease detection, prediction of disease predisposition, disease progression monitoring, and therapy selection. The agreement required that we work exclusively with Abbott to develop and commercialize selected molecular diagnostic products. Our alliance with Abbott was primarily a profit-sharing arrangement, under which the parties shared equally in the costs of separate research and development activities under the alliance, and then shared equally in any profits or losses resulting from the marketing and sales of alliance products whether developed by us or Abbott.

In December 2008, we terminated our strategic alliance with Abbott, effective October 1, 2008. Under the terms of a new distribution agreement, Abbott is now the exclusive distributor for a specified group of our diagnostic products. Under the terms of a new royalty agreement, we receive royalties on the sale by Abbott of m2000 reagents, instruments, service and related consumables, and Abbott receives royalties on the sale of certain Celera genetic tests.

We currently manufacture five product categories that are sold through the distribution agreement with Abbott: our ViroSeq™ HIV-1 Genotyping System; products that are used for the detection of mutations in the CFTR gene, which cause cystic fibrosis; ASRs for the detection of mutations in the FMR-1 gene, which cause Fragile X Syndrome; ASRs for the detection of mutations in genes known to be involved in deep vein thrombosis; and ASRs for the sequencing of the HLA class I and class II loci.

Revenues from our relationship with Abbott represented 25% of our total revenue for the six months ended December 27, 2008.

The description of our ASR and other reagent products below is for general information purposes only, and in particular, the description of the potential uses of these products is not intended to constitute a claim regarding the performance or analytical characteristics of these products that would be restricted under applicable laws and regulations.

Products Sold Under the Abbott Distribution Agreement

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

Our ViroSeq HIV-1 Genotyping System was developed as an aid to healthcare providers in monitoring and treating HIV-1 infection. HIV-1 is the most prevalent strain of HIV. The testing system was designed to detect specific mutations in the HIV-1 genome that correlate with drug resistance from a human blood sample. The product includes reagents for identifying key mutations of the HIV-1 genome designed for use on an Applied Biosystems (now Life Technologies) automated DNA sequencing instrument in conjunction with our ViroSeq HIV-1 Genotyping System Software. The ViroSeq HIV-1 Genotyping System can be used to test for resistance to up to 20 drugs used to treat HIV-1 infected patients.

We have received 510(k) clearance from the FDA authorizing the marketing of the ViroSeq HIV-1 Genotyping System for use on four Applied Biosystems (now Life Technologies) genetic analysis instruments in the U.S. and have received CE mark registration of the system authorizing the marketing of the system in the European Union, or EU, and other countries that recognize the CE mark for use on two Applied Biosystems (now Life Technologies) genetic analysis instruments.

Cystic Fibrosis Products. Cystic fibrosis is an inherited genetic disorder that affects children and young adults. It is caused by a number of mutations in the cystic fibrosis transmembrane conductance regulator, or CFTR, gene. The American College of Obstetricians and Gynecologists currently recommends that couples planning a pregnancy or seeking prenatal care be screened for cystic fibrosis gene mutations to help them make informed reproductive decisions. In 2007, we received FDA clearance to market an IVD version of the cystic fibrosis product. Since September 2008, we have manufactured for the U.S. market FDA cleared reagents, an instrument and software that can be used by clinical laboratories in the U.S. to identify mutations in the CFTR gene. Additionally, we have the CE mark and Canadian registration necessary for marketing these reagents as a diagnostic test kit in the EU and Canada, and other countries that recognize the CE mark.

Fragile X Syndrome Analyte Specific Reagents. We manufacture ASRs to detect variations of the size of a triplet repeat sequence in the promoter region of the FMR-1 gene located on the X chromosome, which is known to be involved in Fragile X Syndrome. This condition is the leading cause of inherited mental retardation in males. Appropriately licensed clinical laboratories in the U.S. can use these ASRs provided that they first independently establish the performance characteristics of any test they develop using the ASRs. These products incorporate our proprietary technology, and are believed to be the first commercially available ASRs in this disease area that are suitable for use by clinical laboratories. We collaborated with several major clinical reference laboratories in developing these ASRs. Where allowed outside the U.S., we also commercialize these reagents for use in laboratory developed tests.

Deep Vein Thrombosis Analyte Specific Reagents. Deep vein thrombosis is a disease that results from the formation of a blood clot, which is referred to as a thrombus in a deep vein. A deep vein is a particular type of vein usually located in the lower leg or the thigh. Large clots may interfere with blood circulation and impede normal blood flow. More importantly, these blood clots may break off and travel through the vein to distant major organs such as the brain, lungs, or heart, where they can cause severe damage and possibly death. Researchers have identified several mutations in three genes that can be used as genetic risk factors due to their association with increased risk for deep vein thrombosis. We manufacture ASRs to detect mutations in three genes, Factor V, Factor II and MTHFR, which are known to be involved in deep vein thrombosis. Appropriately licensed clinical laboratories in the U.S. can use these ASRs, provided that they first independently establish the performance characteristics of any test they develop using the ASRs.

Human Leukocyte Antigen (HLA) Sequencing-based Typing Products. In October 2007, we acquired substantially all of the assets of Atria Genetics Inc., a company based in South San Francisco, California. Atria manufactures ASRs and CE-marked products for defining high resolution human leukocyte antigens, or HLA, and which detect specific DNA sequences in several HLA genes that are known to be involved in transplantation rejection, and thus provide useful information about the likelihood of transplant rejection by a recipient. The HLA-typing products include CE-marked diagnostic test kits sold in the EU and ASRs sold in the U.S. Appropriately licensed clinical laboratories in the U.S. can use these ASRs, provided they first independently establish the performance characteristics of any test they develop using the ASRs. For more information about the regulation of these products, see below in this section under the heading “Governmental Regulation of Diagnostic Products and Testing Services.”

Other Products and Services

In addition to the products described above, we perform contract manufacturing and technology development services for appropriately licensed clinical laboratories. These services are for the development and manufacture of reagents for use by the clinical laboratories in the performance of clinical testing services. Some of these contract manufacturing and technology development services fall outside of our agreements with Abbott.

In December, we launched the AlleleSEQR® Chimerism RUO product, which is capable of differentiating and quantitating mixed DNA samples such as those present in bone marrow transplant recipients.

Competition with our Products Business

Our Products business competes with companies in the U.S. and abroad that are engaged in the development and commercialization of molecular diagnostic products. We believe that the market leader for these products is F. Hoffmann-La Roche, Ltd., followed by Gen-Probe Incorporated, and that Celera has approximately the same market share as the next four companies in this market — Becton, Dickinson and Company, Qiagen N.V. (formerly Digene), Cepheid and Siemens Medical Solutions Diagnostics. There are also many smaller competitors that offer molecular diagnostic products and services.

These companies may develop products or services that are competitive with, and could be more effective and/or cost-effective than, the diagnostic products offered by us or our collaborators or licensees, such as ASRs or diagnostic test kits that perform the same or similar purposes as our or our collaborators’ or licensees’ diagnostic products. Also, clinical laboratories may offer testing services that are competitive with the diagnostic products sold by us or our collaborators or licensees. For example, a clinical laboratory can use either reagents purchased from manufacturers other than us, or their own internally developed reagents, to provide diagnostic testing services. In this manner, clinical laboratories could offer testing services for a particular disease as an alternative to purchasing diagnostic products sold by us or our collaborators or licensees for use in their testing of the same disease. The testing services offered by clinical laboratories may be easier and more cost-effective to develop and market than test kits developed by us or our collaborators or licensees because the testing services are not subject to the same clinical validation requirements that are applicable to the FDA cleared or approved diagnostic test kits.

The U.S. diagnostic testing services market is dominated by a small number of large clinical laboratories, including LabCorp and Quest. These laboratories purchase molecular diagnostic products and services from us and the other competitors noted above.

Corporate Business

We have used our expertise in discovering gene-disease associations with diagnostic utility to collaborate with laboratories that develop tests based on our findings. We also have licensed Applied Biosystems’ (now Life Technologies’) intellectual property to third parties for use in the diagnostic field. Under our agreement with Applied Biosystems (now Life Technologies), we will seek to license to various third parties specified intellectual property rights, the revenue from which will be shared equally between us and Applied Biosystems (now Life Technologies). Additionally, we have licensed and sold rights to our small molecule drug development programs and have established collaborations to develop cancer therapies based on our proteomics discoveries.

Clinical Laboratory Collaborations

LabCorp. We granted a non-exclusive license to LabCorp, a provider of clinical laboratory testing services, for use of our intellectual property relating to gene expression patterns associated with (1) the presence of estrogen and progesterone receptors in cancer cells and (2) the risk for metastasis, which refers to the transmission of cancer cells from their original site to other sites within the body, in women with breast cancer. The license expires for each of these two technologies on the later of April 24, 2012 or one year after we have commercialized an FDA-registered product corresponding to the technology being commercialized by LabCorp. Termination of the license for use of one technology does not affect the license for the use of the other technology. Under this agreement, LabCorp has access to our breast cancer discoveries and is allowed to select from among those discoveries to develop and commercialize two molecular oncology tests for use in its laboratory testing services. In December 2007, LabCorp commenced the commercialization of these breast cancer tests based on our discoveries. LabCorp paid us a license fee, and is obligated to pay milestones and royalties based on the development and sales, if any, from the commercial use of the tests in the U.S. and Canada.

Specialty Labs (Quest). We granted a non-exclusive license to Specialty Laboratories, or Specialty Labs, a provider of clinical diagnostic testing services, for use of our intellectual property relating to genetic risk markers for liver cirrhosis. The non-exclusive license expires on June 21, 2009, but will automatically renew for successive one-year terms unless either party gives prior notice of termination. The license agreement allows Specialty Labs to select from among our genomics findings to develop and commercialize a genetic test that predicts risk of progression to liver cirrhosis in individuals infected with hepatitis C virus (HCV). Specialty Labs previously paid a license fee and is obligated to pay royalties on sales, if any, from commercial use of the test in the U.S. In October 2006, Specialty Labs announced the commercial launch of its HCV Liver Fibrosis GenotypR™ test, the first genomic test to predict progression to liver fibrosis and cirrhosis in HCV patients. The test uses seven single nucleotide polymorphisms, or SNPs, to rate the relative risk of progression to liver fibrosis and cirrhosis. Since we entered into this license, Specialty Labs has become part of Quest because of AmeriPath, Inc.’s acquisition of Specialty Labs in January 2006, and then Quest’s acquisition of AmeriPath in May 2007.

Applied Biosystems (now Life Technologies) Intellectual Property Licenses

Applied Biosystems (now Life Technologies) granted a non-exclusive patent license to Cepheid relating to real-time thermal cycler instruments for diagnostic and non-diagnostic uses. Under the terms of this license agreement, Cepheid paid Applied Biosystems (now Life Technologies) a license fee and is obligated to pay Applied Biosystems (now Life Technologies) ongoing royalties for the term of the agreement, which expires in 2012, in the mid to high teens on sales of its instruments incorporating Applied Biosystems (now Life Technologies) intellectual property based on the research, diagnostic or other field of use. Prior to the split-off, Applied Biosystems (now Life Technologies) attributed royalties payable by Cepheid under this license to either us or Applied Biosystems (now Life Technologies) based on whether the products generating the royalties were used in the diagnostic or non-diagnostic fields. Since the split-off, we have continued to receive all royalties payable under the license that relate to products used in the diagnostic field.

Applied Biosystems (now Life Technologies) also granted Beckman Coulter, Inc. (Beckman Coulter), non-exclusive licenses for diagnostic and research instruments under Applied Biosystems’ (now Life Technologies’) patents covering nucleic acid sequencing and for diagnostic instruments under Applied Biosystems’ (now Life Technologies’) patents covering real-time thermal cyclers. Under the terms of the license agreements, Beckman Coulter agreed to pay us $20 million, in equal installments over ten quarters, commencing in July 2006. We received the last quarterly installment payment owed to us under the license agreements in the fourth calendar quarter of 2008. The grant of these licenses to Beckman Coulter was part of a settlement of litigation between Applied Biosystems (now Life Technologies) and Beckman Coulter. Also, under the terms of the agreements, Beckman Coulter is obligated to pay ongoing royalties on products incorporating Applied Biosystems’ (now Life Technologies’) intellectual property. Prior to the split-off, Applied Biosystems (now Life Technologies) attributed revenues payable by Beckman Coulter under these licenses to either us or Applied Biosystems (now Life Technologies) based on whether the products generating the royalties were used in the diagnostic or research fields. Since the split-off, we received the final quarterly installments of the $20 million for diagnostic rights and are entitled to receive all royalties payable under the license that relate to products used in the diagnostic field.

We granted Siemens a non-exclusive license under Applied Biosystems’ (now Life Technologies’) patents covering nucleic acid sequencing and for real-time thermal cyclers and reagents for diagnostic use. Under the terms of the license agreement, Siemens agreed to pay us $24 million, in equal installments over ten quarters, commencing in July 2007, along with ongoing royalties on products incorporating the Applied Biosystems (now Life Technologies) intellectual property.

Cepheid, Beckman Coulter and Siemens make their license and royalty payments described above to Applied Biosystems (now Life Technologies) and Applied Biosystems (now Life Technologies) is then required to pay us our attributable share.

The term of each license described above is generally for the life of the last to expire patent covered by the license agreement. Generally, the term of each of these patents is 20 years from the date on which the application for the patent was first filed in the United States. For applications that were pending on and for those patents that were still in force on June 8, 1995, the term of each of these patents is either 17 years from the issue date or 20 years from the earliest claimed filing date, whichever is longer. Generally, the term of the obligation to make royalty payments under these agreements coincides with the term of the agreements.

Small Molecule Programs

Transferred and Terminated Programs. During the year ended June 30, 2006, we discontinued our small molecule drug discovery and development programs. As a result of this decision, during the year ended June 30, 2006 we sold rights to several of these programs to other companies and terminated all other small molecule programs.

We sold three small molecule drug programs to Pharmacyclics, Inc. (Pharmacyclics). These are programs for the treatment of cancer and other diseases, which include programs that target histone deacetylase, or HDAC, selective HDAC enzymes, Factor VIIa, and B cell tyrosine kinases involved in immune function. The financial terms of the transaction included an upfront cash payment of $2.0 million and Pharmacyclics’ issuance to us of one million shares of its common stock. If these programs meet milestones specified in the sale agreement, as amended, they will generate future milestone payments to us of up to $104.0 million, or $97.3 million if certain conditions are met by Pharmacyclics. Milestone payments are first payable upon initiation of a Phase III clinical trial, if any. Subsequent milestone payments may be payable upon enrollment of the last subject in a Phase III clinical trial and regulatory approval in a geographic market for a first indication and, in certain geographic markets, for a second indication, if any. The final event for which milestone payments may be payable is for cumulative net sales in a geographic market of a specified amount as to one program. We may receive additional milestone payments should Pharmacyclics grant a license to a third party for a specified program. In addition, we will be entitled to royalty payments in the mid- to high single digits based on annual sales of any drugs commercialized from the three programs, if any. To date, we have not received any milestones or royalty payments related to these programs.

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

Merck Cathepsin K Program. We have an agreement with Merck & Co., Inc. (Merck) under which Merck has a license to our intellectual property for the development of small molecule inhibitors of cathepsin K for the treatment of osteoporosis. This agreement was entered into by a predecessor of Axys Pharmaceuticals, Inc., which we acquired in November 2001. According to the National Osteoporosis Foundation, osteoporosis is a major risk factor for bone fractures and associated disability that affects over 10 million Americans, especially post-menopausal women. Under the agreement, we are entitled to receive future milestone payments based on development progress in amounts up to $14.0 million in the aggregate for each potential product under the agreement. We are also entitled to receive mid to mid-high single digit royalty payments from the sale of drugs, if any, resulting from the program. Milestone payments are first payable for each product upon validation. Subsequent milestone payments become payable upon acceptance for safety assessment, initiation of Phase I and Phase III trials, filing of an application with the FDA, and, finally, upon approval by the FDA. However, we do not control the development activities conducted by Merck. Merck may not successfully develop or commercialize any compounds covered by the agreement, may not obtain needed regulatory approvals, and we may not receive any payments under this collaboration agreement. This drug development program entered Phase III clinical trials in September 2007 and Merck has disclosed its intent to file a New Drug Application in 2012. Since the date of the acquisition of Axys, we have received milestone payments of $3.0 million under this agreement.

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

In April 2008, we entered into a two year exclusive license agreement with Merck providing Merck with access to up to ten cancer targets for the development of RNA interference-(RNAi) based therapeutics. These therapeutic targets are over-expressed on the surface of several different tumor cell types and were identified using our proteomics discovery platform.

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

Our collaborators are generally required to use commercially reasonable efforts to develop a therapeutic product, and the term of each agreement with these collaborators continues for as long as any royalties are payable to us under the agreement. The obligation to pay royalties generally coincides with the life of the underlying patents. In addition, these agreements generally may be terminated upon the mutual consent of the parties or by either party upon an uncured material breach by the other party.

Other Collaborations

We entered into a research collaboration agreement with Merck to identify and validate genetic markers for use in our development of diagnostic products and Merck’s development of therapeutic products for selected cancers. Under this collaboration agreement, we agreed to share data and other intellectual property for use in our separate research and development efforts. This collaboration is initially focused on breast cancer.

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

In November 2008, we entered into a research collaboration with Abbott to identify genetic markers for one of Abbott’s investigational compounds. A key aim of the collaboration is to investigate if genetic variants we have identified can predict how patients may respond to treatment.

Our collaborators are generally required to use commercially reasonable efforts to develop a therapeutic product, and the term of each agreement with these collaborators continues for as long as any royalties are payable to us under the agreement. The obligation to pay royalties generally coincides with the life of the underlying patents.

Research

We have a centralized research function to make discoveries for both our Products and Lab Services businesses. Each of these businesses has separate development functions; product development work is conducted in our Products business, and new service testing offerings are developed and validated in our Lab Services business.

Our ongoing research programs include the genetics and proteomics research programs and related activities described below. In conducting these activities, we use proprietary genomics and proteomics discovery platforms to develop DNA-based and potentially protein-based diagnostic products and to identify and validate novel diagnostic targets. Our new products and services are expected to originate from three sources: internal research and development programs, external collaborative efforts or alliances, and business and technology acquisitions.

Genetics Research

We are studying single nucleotide polymorphisms, or SNPs, and gene expression patterns in human tissues and blood samples and their association with risk for a number of common, complex diseases. In addition, we are studying SNPs and gene expression patterns that can be used to predict treatment response. These SNPs and gene expression patterns are often referred to as genetic markers. SNPs are naturally occurring variations in the human genome. Scientists believe that some SNPs can be correlated with, for example, susceptibility to disease, disease prognosis, therapeutic efficacy, and therapeutic toxicity, and therefore may have diagnostic or therapeutic utility. We expect that the discoveries resulting from our research will provide genetic information that may lead to earlier and more effective diagnosis and treatment of disease. We expect that the primary end-users of our products and services resulting from these studies, including those offered through BHL, will be healthcare providers treating patients who would benefit from the medically useful information. Other end-users are expected to be clinical reference laboratories, hospitals, and medical clinics worldwide that perform diagnostic testing for human healthcare.

Most of our genetics discovery efforts are currently focused on cardiovascular and metabolic diseases (including stroke, thrombosis and liver diseases) and breast cancer. Most of these research programs have involved the analysis of DNA samples from healthy and diseased individuals, while some have involved analysis of DNA samples from only diseased individuals. We have also conducted genetics research in Alzheimer’s disease and autoimmune disorders.

A key aspect of our genetics research is to seek validation of our initial results through replication by testing our discoveries using human tissue or blood samples from multiple studies of populations similar to those in which a test would ultimately be used. In several studies, we have replicated results for particular markers associated with increased risk for disease that we have previously identified. We are evaluating the diagnostic value of the novel markers and assessing them as potential therapeutic targets for drug discovery, and are discussing the findings with collaborators, preparing product plans, and making patent filings to seek legal protection for our rights in the new information we have discovered.

Proteomics Research

We have conducted proteomics research to identify and validate proteins that are associated with cancer. Through proteomics research, scientists may be able to demonstrate that a particular protein can be used as a biological point of intervention for a therapeutic product designed to affect a particular disease or medical condition. A protein that can be used in this manner is referred to as a therapeutic target. In addition, proteomics research may demonstrate that a particular protein can be used as a marker for diagnosing a disease, or for predicting disease prognosis or responsiveness to therapeutic intervention. A protein that can be used in this manner is referred to as a diagnostic marker. A diagnostic marker may be useful in an in vivo diagnostic test, for testing inside the living body, or in an in vitro diagnostic test, for testing outside the living body. Before a protein is used as a therapeutic target or diagnostic marker, it must undergo extensive validation studies involving additional complementary testing or analysis performed to confirm its biological relevance and potential medical utility. These proteins may ultimately lead to the development of therapeutic products, and also may lead to the development of diagnostic products, whether or not they result in effective therapeutic products. Our proteomics research is currently focused primarily on diagnostic applications such as the identification of proteins in blood of individuals with lung cancer and their use in a potential confirmatory diagnostic test for distinguishing benign from malignant nodules previously detected by a low dose computerized tomography (LDCT) scan as well as their use in a potential screening test to identify high risk individuals who may benefit from a LDCT scan. Having substantially completed the discovery aspect of our proteomics program in cancer at Rockville, MD, we intend to close that leased facility during the third quarter of 2009, resulting in a workforce reduction of approximately 20 positions. We expect to transfer the diagnostic lung cancer program initiated in Rockville to our Alameda facility for further advancement.

We do not intend to develop therapeutic products beyond identification and initial validation of potential drug targets resulting from our proteomics research, and would develop therapeutic products only through collaborations with other companies.

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

Research and Development Expenses

Our research and development expenses totaled $15.6 million for the six months ended December 27, 2008 and $40.9 million, $51.7 million, and $94.3 million for the years ended June 30, 2008, 2007 and 2006, respectively.

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

The CLIA regulations have established three levels of regulatory control based on test complexity: “waived,” “moderate complexity” and “high complexity.” BHL has staffed and organized its Alameda, California clinical laboratory facility to meet the standards for a “high complexity” test laboratory, the most rigorous level of quality. CLIA registration is not required for “comparison testing” or for testing for research purposes with no patient-specific uses.

BHL’s clinical laboratory is subject to the requirements of and has been certified under CLIA. Additionally, in order to be able to accept blood specimens from patients living in the states of California, Florida, Maryland, New Jersey, New York and Pennsylvania, BHL has become licensed as a clinical laboratory in each of those states. BHL has also obtained permits to operate specimen collection stations in the states of Alabama, New Jersey and Tennessee. A specimen collection station is a facility licensed for the purpose of having a phlebotomist, who is a BHL employee or contractor, collect blood specimens. Healthcare providers refer patients to BHL’s specimen collection stations where the patient’s blood specimens are collected. These collection stations then send the blood specimens to BHL’s clinical laboratory for testing.

BHL’s CLIA certification requires its clinical laboratory to be inspected every other year in addition to being subject to random CLIA inspections. BHL’s clinical laboratory in Alameda, California is also subject to license requirements imposed by the State of California. California laws establish quality standards for day-to-day operation of the clinical laboratory, including the training and skills required of personnel and quality control. BHL’s California and New York state licenses require periodic inspections by the state laboratory licensing authorities. If a CLIA or state inspector finds deficiencies, that finding could lead to the revocation or suspension of, or limitations being placed on, BHL’s CLIA accreditation or California, New York, or other state licenses. We were successfully inspected by both the Centers for Medicaid and Medicare Services and the New York State Department of Health Services during 2008.

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

To obtain a 510(k) premarketing clearance, which refers to Section 510(k) of the Federal Food, Drug and Cosmetic Act, or FFDCA, we or our collaborators generally must file a notice with the FDA with clinical data demonstrating that the device subject to the notification and its intended purpose are “substantially equivalent” to a diagnostic device that is already cleared or approved for marketing by the FDA. The 510(k) clearance process usually takes from three to twelve months, but may take longer. For example, the FDA may require further information, including additional clinical data, to make a determination regarding “substantial equivalence” to a legally marketed device. We have successfully applied for and received 510(k) clearance from the FDA authorizing the marketing of the ViroSeq HIV-1 Genotyping System for use on four Applied Biosystems (now Life Technologies) genetic analysis instruments in the U.S. and have received CE mark registration of the system authorizing the marketing of the system in the EU and other countries that recognize the CE mark for use on two Applied Biosystems (now Life Technologies) genetic analysis instruments. From time to time, we may publicly refer to “special” 510(k) clearances from the FDA. A special 510(k) clearance is an alternative to the traditional 510(k) method of premarket notification. It is the least burdensome process for reporting significant modifications to a previously cleared diagnostic device and can be used when the modifications do not change the intended use of the previously cleared diagnostic device.

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

Some products that we sell in the U.S., including those sold through our distribution agreement with Abbott, are referred to as analyte specific reagents, or ASRs. ASRs are a class of products defined by the FDA’s regulations which may be sold without any regulatory submission. However, ASRs must be manufactured and marketed in compliance with the requirements of the agency’s Quality System Regulation, including Good Manufacturing Practices, and must be sold in compliance with FDA regulations regarding their labeling, sale, distribution, and use. These FDA regulations are intended to ensure, among other things, that purchasers are aware that the utility and performance characteristics of ASR products have not been established, and include restrictions on the marketing, distribution, sale, and customer use of ASRs. In September 2007, the FDA, published “Guidance for Industry and FDA Staff: Commercially Distributed Analyte Specific Reagents (ASRs): Frequently Asked Questions” clarifying the FDA’s interpretation of the regulations governing the sale of ASR products. The FDA’s guidance document contains an interpretation of the ASR regulations that, we believe, represents a departure from FDA practice and policy prior to the release of the FDA’s draft guidance in September 2006, regarding products that can be characterized as ASRs. We believe that all of our current ASR products, other than our HLA products, will meet the regulatory definition of an ASR, as set forth in the guidance document. Our products sold as ASRs include HLA products, Fragile X products, and deep vein thrombosis products, which include ASRs for detecting mutations in Factor V, Prothrombin (Factor II) and MTHFR. In September 2008, the FDA agreed that it would apply “enforcement discretion” to allow us to continue to market our HLA ASRs while we proceed with a plan for submitting our HLA products for FDA clearance or approval.

In 2007, we received FDA clearance to market IVD versions of our cystic fibrosis products to replace the ASR versions. We have converted customers of our cystic fibrosis ASR products to these new versions and have removed the cystic fibrosis ASR products from the market.

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

We have received CE mark registration from a Notified Body for our ViroSeq HIV-1 Genotyping System, and have met the self-certifying requirements to CE mark our cystic fibrosis product. These clearances are for the marketing of these products for use on one or more particular Applied Biosystems (now Life Technologies) instruments or systems. We intend to pursue CE marking for some of our other diagnostic products. However, CE mark registration may not be granted for other diagnostic products and even if registration is obtained for any product we may not be able to maintain our compliance with the registration requirements. Our failure to meet these requirements may prevent us from generating revenue from the sale of diagnostic products in the EU and other countries that recognize the CE mark.

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

In addition, several key components of our diagnostic products and a test kit used in our clinical laboratory testing services come from, or are manufactured for us by, a single supplier or a limited number of suppliers, including Applied Biosystems (now Life Technologies). Key components of our diagnostics products include enzymes, fluorescent dyes, phosphoramidites and oligonucleotides. We acquire some of these and other key components on a purchase-order basis, meaning that the supplier is not required to supply us with specified quantities over any set period of time or set aside part of its inventory for our forecasted requirements. We have not arranged for alternative supply sources for some of these components should suppliers become unable to meet our demand or become unwilling to do so on terms that are acceptable to us. We obtain Lp-PLA 2 test kits, known as PLAC® test kits, used in our clinical laboratory testing services from a single supplier — diaDexus, Inc., or diaDexus. BHL has a master supply agreement with diaDexus that expires on March 31, 2009 and is currently negotiating an extension to the expiration date and modification to the supply terms under the agreement. To our knowledge, diaDexus is the only supplier of PLAC® test kits used in clinical laboratory testing in the U.S. Therefore, no alternative supply source would be available should diaDexus become unable to provide a sufficient number of these kits to meet our demand or become unwilling to do so on acceptable terms upon the termination of the master supply agreement.

We also rely on single source suppliers, particularly Applied Biosystems (now Life Technologies), to provide instruments, associated software, and consumables for use in our products business. Following the split-off, Applied Biosystems (now Life Technologies) continues to supply us with these materials and components under the terms of the master purchase agreement we entered into with Applied Biosystems (now Life Technologies) prior to the split-off.

We are required under FDA regulations to verify that our suppliers of key components for our diagnostic products are in compliance with all applicable FDA regulations, including the Quality System Regulation. We believe that this requirement increases the difficulty in arranging for alternative supply sources, particularly for components that are from “single source” suppliers, which means that they are currently the only viable supplier of custom-ordered components. For example, we obtain reagents for our ApoE genetic test from a third party supplier that is currently not able to provide us with new reagents that comply with applicable FDA guidelines. We currently have access to sufficient quantities of reagents to last until the expiration of the supplier’s contract in May 2009. We have identified alternative reagents for which we are completing the validation process. If we are unable to successfully implement this new version of ApoE testing, our ApoE test revenue will be impacted.

If any of the components of our products or any of the kits used for our laboratory testing services are no longer available in the marketplace, or are not available on commercially acceptable terms, we may be forced to further develop our products or testing services to use alternative components or test kits or discontinue the products or testing services.

Patents and Other Intellectual Property

We protect our proprietary rights by patent, copyright, trade secret and trademark protection, and protective provisions such as confidentiality in agreements with our employees, consultants, vendors, collaborators, advisors, customers and other third parties. We require our employees, consultants, advisors and other contractors to enter into agreements that prohibit their use or disclosure of our confidential information and, where applicable, require disclosure and assignment to us of their ideas, developments, discoveries and inventions important to our business. These confidentiality agreements generally have a term that lasts for so long as the collaboration is in effect, plus a specified period afterward and are generally terminable by either party upon a breach of the agreement by the other party and, in some cases, upon written notice. These agreements generally permit us to seek injunctive or other relief in the event of unpermitted use or disclosure of our confidential information.

Through our internal research programs and collaborative programs, we have developed and anticipate that we will further develop an increasing portfolio of intellectual property. We may use this intellectual property in our internal product development programs or may license this intellectual property to collaborators, customers, or others for some combination of license fees, milestone payments, and royalty payments. In addition, our distribution and royalty agreements with Abbott provide us with access to some intellectual property owned or licensed by Abbott that we need for our business and products.

Our ability to compete depends, in part, on our ability to protect our proprietary discoveries and technologies through obtaining and enforcing intellectual property rights, including patent rights, copyrights, our trade secrets and other intellectual property rights, and operating without infringing the intellectual property rights of others. Our diagnostic products are based on complex, rapidly developing technologies. Some of these technologies are covered by patents owned by Applied Biosystems (now Life Technologies), and some are covered by patents owned by others and used by us under license.

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

We have filed for patent protection in the U.S. and in some foreign countries for inventions relating to our diagnostic, therapeutic, gene, including SNPs, protein, and other discoveries. This includes most importantly patent applications for inventions relating to novel methods of detecting and/or treating diseases. We expect to continue seeking patent protection for these types of inventions by pursuing patent applications already filed and applying for patent protection for inventions that we make in the future, in all cases subject to an ongoing case-by-case assessment of the potential value of those inventions consistent with our business and scientific goals.

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

BHL has an exclusive license from the Regents of the University of California through the Ernest Orlando Lawrence Berkeley National Laboratory for patent rights related to segmented gel electrophoresis determination of LDL subclasses. The patented technology covered by this license is used in our clinical laboratory testing service business, particularly our proprietary LDL-S3GGE test, which is described in this section above under the heading “Principal Testing Services.” The term of the license is for the life of the patent, which expires in 2016. BHL also has U.S. patents and patent applications relating to cardiovascular risk management.

Financial Information About Industry Segments

Our operations are primarily in the U.S., and we operate through three reporting segments, a clinical laboratory testing service business (Lab Services), a products business (Products), and a segment which includes other activities under corporate management (Corporate).

A summary of revenues from external customers, operating income (loss) and total assets attributable to each of our industry segments for the six months ended December 27, 2008 and the years ended June 30, 2008, 2007 and 2006 is set out in Note 20 to our consolidated financial statements in this Transition Report on Form 10-KT.

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

Employees

As of December 27, 2008, we had 626 employees, of which 392 were associated with BHL. These numbers include part-time employees based on their part-time commitment. None of our employees are subject to collective bargaining agreements. We generally consider our relations with our employees to be good.

ITEM 1A.	RISK FACTORS

Our net revenues will be negatively affected if third-party payors decide that our products or services are not approved for reimbursement or if healthcare providers do not accept our diagnostic products as clinically useful.

Our revenues are highly dependent on our clinical laboratory tests and diagnostic products being approved for reimbursement by Medicare and other government healthcare programs, as well as private insurance companies and managed care organizations, commonly referred to, collectively, as “third-party payors.” Although most third-party payors currently have approved most or all of our clinical laboratory tests and the use of our diagnostic products for reimbursement, this could change if they determine that these tests and products are not medically necessary or otherwise not approved for reimbursement under standards independently established by these third-party payors, which may take into consideration factors such as the investigational nature of a particular test or product, or whether less expensive alternatives are available. Each third-party payor makes its own decision as to whether a given diagnostic test is medically necessary and worthy of payment. If Medicare or any other third-party payor determines that any one or more of our clinical laboratory tests are not medically necessary or are not otherwise suitable for reimbursement, healthcare providers could be reluctant to prescribe these tests. Similarly, if the use of our diagnostic products is not approved for reimbursement, purchasers of any one or more of these products could decrease or eliminate their orders of these products. Any change by one or more third-party payor with regard to their existing reimbursement practices could impact the tests and products we offer, the revenue received on each of the tests and products we sell and harm our operating results and financial condition.

In addition, the growth and success of our sales of diagnostic products depends on market acceptance by healthcare providers and laboratories of our products as clinically useful and cost-effective. We expect that most of our diagnostic products will use genotyping and gene expression information to predict predisposition to diseases, disease progression or severity, or responsiveness to treatment. Market acceptance depends on the widespread acceptance and use by healthcare providers of genetic testing for these purposes. The use of genotyping and gene expression information by healthcare providers for these purposes is relatively new. Healthcare providers may not want to use our products designed for these purposes. Also, Medicare and other third-party payors are continually looking at the clinical utility of genetic testing and making determinations as to whether to continue reimbursement for certain genetic tests. Either of these events could impact the tests and products we offer, the revenue received on each of the tests and products we sell and harm our operating results and financial condition.

Efforts by third-party payors, including Medicare, to reduce utilization and reimbursement rates could decrease our net revenues and profitability.

Third-party payors have increased their efforts to control the cost, utilization and delivery of healthcare services. From time to time, Congress has considered and implemented changes in the Medicare fee schedules in conjunction with budgetary legislation. A five-year moratorium on changes to the Medicare clinical laboratory fee schedule ended on December 31, 2008. The Medicare clinical laboratory rates were increased approximately 4.5% as of January 1, 2009. In the current economic environment, there is no certainty that these rates will remain at these levels for clinical laboratory testing. Reductions in the reimbursement rates of other third-party payors have occurred and may occur in the future. In the past, these reimbursement rate changes have resulted in reduced prices, added costs and decreased test utilization for the clinical laboratory industry and future rate reductions could have a similar impact on the industry. If the payment amount we receive for our clinical laboratory testing services is reduced, it could harm our operating results and financial condition. Also, if clinical laboratories that purchase our diagnostic products receive reduced payment for their testing services, the reduced payments may cause them to seek lower pricing for our diagnostic products, which could, in turn, harm our operating results and financial condition.

From time to time, the federal government has considered whether competitive bidding can be used to provide clinical testing services for Medicare beneficiaries at attractive rates while maintaining quality and access to care. In 2008, Congress enacted legislation that eliminated a proposed competitive bidding demonstration project for clinical testing services. State governments also have considered from time to time whether to apply competitive bidding to clinical testing services. The industry remains concerned about the potential use of competitive bidding for clinical testing services and believes that the quality of services and access to those services could be adversely impacted by implementation of competitive bidding. If competitive bidding were implemented on a regional or national basis for clinical testing, it could harm our operating results and financial condition.

We expect efforts to reduce reimbursements, to impose more stringent cost controls and to reduce utilization of clinical test services will continue. These efforts, including changes in law or regulations, may harm our operating results and financial condition.

We may need to accept lower prices for some of our testing services in exchange for participating in provider networks.

A large portion of BHL’s clinical laboratory testing business is currently reimbursed by non-governmental third-party payors on an out-of-network, non-participating basis. This means that BHL does not have contracted reimbursement rates with these companies. In order to contain medical expenses, many of these companies have requested that BHL become an in-network, participating provider of clinical laboratory testing services. BHL’s past practice was to be an out-of-network provider. BHL has entered into contracts with, among others, United Healthcare and Aetna as an in-network, participating provider and we expect BHL to bring additional business under contract in the future. By becoming an in-network, participating provider, BHL has the advantage of providing its clinical laboratory testing services to more beneficiaries of the insurance company or managed care organization that has established the network. However, in-network, participating reimbursement rates tend to be substantially lower than those reimbursement rates currently being received by BHL for its testing services and there is no assurance that BHL’s tests will be allowed by any particular third-party payor’s coverage determination polices. Therefore, joining these networks could reduce BHL’s net income and harm our operating results and financial condition.

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

Because a large percentage of our revenue is derived from the Medicare program, the Medicare coverage and reimbursement rules are significant to our operations.

The Medicare Modernization Act of 2003 mandated the creation of Medicare Administrative Contractors, or MACs, to replace the organizations that administered the Medicare “fee-for-service” programs. The fee-for-service program is the traditional Medicare program where beneficiaries choose the physician or other healthcare provider they wish to see and pay a fee for each service used. In November 2007, CMS awarded the MAC Jurisdiction 1 (California, Hawaii, Nevada, American Samoa, Guam and the Northern Mariana Islands) to Palmetto GBA. As a Medicare-participating laboratory based in California, we submit our Medicare bills to Palmetto GBA and are subject to Palmetto GBA’s local coverage and reimbursement policies.

The full transition to Palmetto GBA occurred effective September 2, 2008. The MAC stated methodology for consolidation and transition of Local Coverage Determinations, or LCD, was based on the principal of “least restrictive.” A new LCD related to some of our diagnostic services was introduced as a result of the consolidation process and later retired, which may result in reductions to, delays in or denials for reimbursement for the services offered. Additionally, the transition from a fiscal intermediary to a MAC is in a very early stage and may result in delays in or denials for reimbursement that could harm our operating results and financial condition.

The clinical laboratory fee schedule sets the maximum amount payable under Medicare for each specific laboratory billing code. We bill the program directly and must accept no more than the scheduled amount as payment in full for covered tests performed on behalf of Medicare fee-for-service beneficiaries. Those services reimbursed under the clinical laboratory fee schedule generally do not result in coinsurance amounts. Payment under the clinical laboratory fee schedule has been limited from year-to-year by Congressional action such as imposition of national limitation amounts and freezes on the otherwise applicable annual consumer price index, or CPI, updates. The CPI update of the clinical laboratory fee schedule had been frozen since 2004 by the Medicare Prescription Drug Improvement and Modernization Act of 2003. However, on December 31, 2008, CMS published Transmittal 1660, CR 6070, that states that the annual CPI update to payments made using the clinical laboratory fee schedule for calendar year 2009 is 4.5%. In the current economic environment, there is no certainty that these rates will remain at these levels for clinical laboratory testing.

The payment amount under the Medicare fee schedule is important not only for our reimbursement under Medicare, but also because the schedules often establish the payment amounts set by other third-party payors. Accordingly, a reduction in Medicare reimbursement rates for clinical laboratory services could result in a corresponding reduction in the reimbursements we receive from such third-party payors. Any reductions in reimbursement levels for our laboratory services would decrease our revenues and harm our operating results and financial condition.

Our business could be adversely impacted if healthcare reform focuses on reducing healthcare costs and/or does not recognize the value and importance of diagnostic testing.

Government oversight of and attention to the healthcare industry in the United States is significant and may increase. With the recent change in the presidency, there has been extensive public discussion of healthcare reform. While it is not possible to predict whether change in U.S. government regulation of healthcare will occur, or the nature or impact of any such change, our business could be adversely impacted if healthcare reform focuses on reducing healthcare costs and/or does not recognize the value and importance of diagnostic testing.

The competition in the biotechnology and healthcare industries is intense and evolving.

There is intense competition among healthcare, diagnostic, and biotechnology companies attempting to develop new diagnostic products. We are aware of competitors who are engaged in research and development projects that address the same diseases that we are targeting. Our products business competes with companies in the U.S. and abroad that are engaged in the development and commercialization of products and services that provide genetic information. These companies may develop products or services that are competitive with, and could be more effective and/or cost-effective than, the diagnostic products offered by us or our collaborators or licensees, such as analyte specific reagents (ASRs), diagnostic test kits, or diagnostic testing services that perform the same or similar purposes as our or our collaborators’ or licensees’ diagnostic products. Key competitors for our leading products include Luminex Corporation and Third Wave Technologies, Inc. (now Hologic, Inc.) for our cystic fibrosis products, Siemens for our ViroSeq™ HIV-1 Genotyping System, and F. Hoffmann-La Roche, Ltd. and Siemens for the m2000™ system and assays. Also, clinical laboratories may offer testing services that are competitive with the diagnostic products sold by us or our collaborators or licensees. For example, a clinical laboratory can use either reagents purchased from manufacturers other than us, or their own internally developed reagents, to provide diagnostic testing services. In this manner, clinical laboratories could offer testing services for a particular disease as an alternative to purchasing diagnostic products sold by us or our collaborators or licensees for use in their testing of the same disease. The testing services offered by clinical laboratories may be easier and more cost-effective to develop and market than test kits developed by us or our collaborators or licensees because the testing services are not subject to the same clinical validation requirements that are applicable to the FDA cleared or approved diagnostic test kits. For example, clinical reference laboratories such as Laboratory Corporation of America Holdings, or LabCorp, and Quest Diagnostics Incorporated, or Quest, offer laboratory-developed tests that compete with our ViroSeq HIV-1 Genotyping System.

In addition, BHL’s clinical laboratory testing services, and its associated disease monitoring, management, and educational services compete primarily with existing diagnostic, detection and monitoring technologies and disease management service companies. In particular, many clinical reference laboratories, including LabCorp, Sonic Healthcare Limited, Mayo Medical Laboratories, Quest, and other regional laboratory companies, offer clinical testing services using a traditional lipid panel test, which is simpler to perform and less expensive than BHL’s more extensive and proprietary lipid fractionation and related cardiovascular bio-marker tests, and which is widely accepted as an adequate test for assessing and managing risk of cardiovascular disease. Also, other companies, including Atherotech, Inc., Agilent Technologies, Inc., and LipoScience, Inc., currently provide alternative methods for lipoprotein subclass analysis using different technologies than BHL’s testing services. In addition, companies, including Healthways, Inc. and LifeMasters Supported SelfCare, Inc., and internal efforts by some healthcare payors, such as United Healthcare, compete with BHL’s disease monitoring and management and lifestyle modification offerings. Many of BHL’s actual or potential competitors have longer operating histories, better name recognition and greater financial, technical, sales, marketing, and distribution capabilities than BHL has. These competitors also may have more experience in research and development, regulatory matters and manufacturing. Many of these companies, particularly those selling the traditional lipid panel test, offer tests or services that have been approved for third-party reimbursement. BHL’s current or potential competitors may use, or develop in the future, technologies that are superior to, or more effective than, BHL’s, which could make BHL’s tests noncompetitive or obsolete.

Failure to collect receivables, or to timely or accurately bill for our services could have a material adverse effect on our business.

We have recently experienced an increased aging of our non-contractual payor and patient receivables. At December 27, 2008, our allowance for doubtful accounts was $16.8 million as compared to $8.5 million at June 30, 2008. Though we have implemented programs aimed at improving our collections, there can be no assurance that these will be successful. Any failure to improve our collections, or a further deterioration in our receivables, will harm our operating results and financial condition.

Billing for clinical testing services is complex and is subject to extensive and non-uniform rules and administrative requirements. Depending on the billing arrangement and applicable law, we bill various payers, such as patients, insurance companies, Medicare, physicians and hospitals. A significant portion of our accounts receivables is owed to us by individual patients. In general, it is difficult to collect amounts owed to BHL by individuals and it is becoming increasingly more difficult to do so in the current economic environment. Changes in laws and regulations could increase the complexity and cost of our billing process. Additionally, auditing for compliance with applicable laws and regulations as well as internal compliance policies and procedures adds further cost and complexity to the billing process. Further, our billing systems require significant technology investment and, as a result of marketplace demands, we need to continually invest in our billing systems.

Missing or incorrect information on requisitions adds complexity to and slows the billing process, creates backlogs of unbilled requisitions, and generally increases the aging of accounts receivable and our allowance for doubtful accounts. We believe that a portion of our allowance for doubtful accounts is attributable to the lack of, or inaccurate, billing information. Failure to timely or correctly bill may lead to our not being reimbursed for our services or an increase in the aging of our accounts receivable, which could harm our operating results and financial condition. Failure to comply with applicable laws relating to billing federal healthcare programs could lead to various penalties, including: exclusion from participation in the Medicare program; asset forfeitures; civil and criminal fines and penalties; and the loss of various licenses, certificates and authorizations necessary to operate our business, any of which could harm our operating results and financial condition.

Our competitive position depends on maintaining our intellectual property protection.

Our ability to compete and to achieve and maintain profitability depends, in part, on our ability to protect our proprietary discoveries and technologies through obtaining and enforcing intellectual property rights, including patent rights, copyrights, trade secrets, and trademarks, and operating without infringing the intellectual property rights of others. Our ability to obtain patent protection for the inventions we make, including those relating to novel methods of diagnosing and/or treating diseases, is uncertain. The patentability of these and other types of biotechnology inventions involves complex factual, scientific, and legal questions. As a result, it is difficult to predict whether patents will issue or the breadth of claims that will be allowed in biotechnology patents. This may be particularly true with regard to the patenting of gene sequences, gene functions, genetic variations and methods of diagnosis of disease based on genetic variations. Future changes in policies or laws, or interpretations of these policies or laws, relevant to the patenting of biotechnology inventions could harm our patent position in the U.S. or other countries. Opposition to the protection of these inventions in the U.S. or other countries could result in stricter standards for obtaining or enforcing biotechnology patent rights.

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

Patents used in our clinical laboratory testing services business are owned or licensed by BHL. In addition, a number of patents and patent applications owned by Applied Biosystems (now Life Technologies) prior to the split-off have been assigned to us.

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

Following the split-off from Applied Biosystems (now Life Technologies), Applied Biosystems (now Life Technologies) may compete with us in our diagnostics business directly or enable others to compete with us by providing them access to its intellectual property, reagents, and technologies.

Applied Biosystems’ (now Life Technologies’) reagent and clinical laboratory testing service business in human diagnostics was historically operated exclusively through Celera. As a result, Applied Biosystems (now Life Technologies) has not competed with us in this business, nor was it permitted to enable others to compete with us in the business by providing them access to its intellectual property, reagents, and technologies. Since the split-off, Applied Biosystems (now Life Technologies) may directly compete with us or enable others to compete with us in human diagnostics, except that for a period of three years following the split-off date, Applied Biosystems (now Life Technologies), subject to specified exceptions, will be restricted in its ability to supply any reseller with capillary electrophoresis sequencers for commercialization of human diagnostic tests outside of Asia, Africa, the Middle East and South America, nor will it be able to itself commercialize these tests anywhere in the world for the same three year period. In addition, Applied Biosystems (now Life Technologies) will not supply any third-party reseller with real-time instruments for use in the human in vitro diagnostics, or HIVD, field, unless the third party has obtained a license to Applied Biosystems (now Life Technologies) real-time intellectual property in the field, although the third party cannot commercialize human diagnostic tests for specified conditions on these instruments for three years following the split-off date. Competition from Applied Biosystems (now Life Technologies) in all other areas of our business may limit our success in expanding our product offerings into new areas and disease indications.

The restrictions on Applied Biosystems (now Life Technologies) described above do not apply to the commercialization of a competing product acquired as part of an acquisition of a third party by Applied Biosystems (now Life Technologies), nor do they prohibit an acquiror of Applied Biosystems (now Life Technologies) from continuing to commercialize a competing product following an acquisition. Accordingly, Life Technologies is not prohibited from continuing to commercialize products commercialized by Invitrogen prior to the Applied Biosystems/Invitrogen merger. We have been informed that Life Technologies is currently commercializing a high resolution HLA typing product line, that might be characterized as a “CE Assay” as defined in the operating agreement between Applied Biosystems (now Life Technologies) and us, which it would be entitled to continue to commercialize. In addition, Life Technologies may have other competing products, that we are not aware of, that would not be subject to the restrictions described above.

Applied Biosystems (now Life Technologies) is subject to a class action lawsuit relating to its offering of shares of Celera Group tracking stock in 2000 that may result in liabilities for which we have agreed to indemnify Applied Biosystems (now Life Technologies).

Applied Biosystems (now Life Technologies) and some of its officers are defendants in a lawsuit brought on behalf of purchasers of Celera Group tracking stock in its follow-on public offering of Celera Group tracking stock completed on March 6, 2000. In the offering, Applied Biosystems (now Life Technologies) sold an aggregate of approximately 4.4 million shares of Celera Group tracking stock at a public offering price of $225 per share. The lawsuit was commenced with the filing of several complaints in 2000, which have been consolidated into a single case which has been certified by the court as a class action. The consolidated complaint generally alleges that the prospectus used in connection with the offering was inaccurate or misleading because it failed to adequately disclose the alleged opposition of the Human Genome Project and two of its supporters, the governments of the U.S. and the U.K., to providing patent protection to our genomic-based products. The complaint also alleges that Applied Biosystems (now Life Technologies) did not adequately disclose the risk that it would not be able to patent this data. The consolidated complaint seeks unspecified monetary damages, rescission, costs and expenses, and other relief as the court deems proper. Although Applied Biosystems (now Life Technologies) has stated that it believes the asserted claims are without merit and intends to defend the case vigorously, the outcome of this or any other litigation is inherently uncertain.

Under the terms of the separation agreement we entered into with Applied Biosystems (now Life Technologies), we agreed to indemnify Applied Biosystems (now Life Technologies) for liabilities resulting from the class action suit described above, as well as other actions pending on the split-off date or that may arise in the future, to the extent such actions are ultimately determined to relate to or arise out of the Celera business, assets or liabilities, in each case, to the extent not covered by Applied Biosystems’ (now Life Technologies’) insurance. There is no limit on the maximum amount of monetary damages for which we may be required to indemnify Applied Biosystems (now Life Technologies) for such suit. If the plaintiffs in these suits are ultimately successful on the merits, the resulting liabilities for which we are responsible could have a material adverse impact on our business and financial condition.

The allocation of intellectual property rights between Applied Biosystems (now Life Technologies) and us in connection with the split-off may harm our business.

Prior to the split-off from Applied Biosystems (now Life Technologies), Celera had access to all intellectual property owned or licensed by Applied Biosystems (now Life Technologies) for use in the human diagnostics field. Under the separation agreement with Applied Biosystems (now Life Technologies), intellectual property developed by Celera or used primarily in our business was transferred to us on or prior to the split-off date. However, some intellectual property currently used in substantially all of our diagnostic products is also used by Applied Biosystems (now Life Technologies) and has been retained by Applied Biosystems (now Life Technologies). All intellectual property that has been retained by Applied Biosystems (now Life Technologies) and that is used in our diagnostic products is being made available to us through a master purchase agreement we entered into with Applied Biosystems (now Life Technologies) on the split-off date. The early termination or failure to comply with the terms of the master purchase agreement or an increase in the prices for these goods and services after its expiration could harm our business. Also, we may need to obtain additional licenses from third parties for rights that were not transferred to us from Applied Biosystems (now Life Technologies). Our inability to obtain these licenses or to obtain these licenses on commercially acceptable terms could affect our ability to develop and sell some of our diagnostic products. Any change to our product development or production activities could harm our operating results and financial condition.

We may be subject to restrictions to preserve the tax-free treatment of the split-off and may not be able to engage in desirable acquisitions and other strategic transactions following the split-off.

Under the tax matters agreement and separation agreement that we have entered into with Applied Biosystems (now Life Technologies), to preserve the tax-free treatment of the split-off to Applied Biosystems (now Life Technologies), we may be subject to restrictions for the two-year period following the split-off on our ability to:

•	issue equity securities to satisfy financing needs;

•	acquire businesses or assets with equity securities; or

•	engage in mergers or asset transfers that could jeopardize the tax-free status of the split-off.

However, if Applied Biosystems (now Life Technologies) were determined to be subject to tax on the distribution of the Celera Corporation common stock, we would no longer be subject to these restrictions. These restrictions may limit our ability to engage in new business or other transactions that may maximize the value of our business and may also discourage, delay or prevent a merger, change of control, disposition of our subsidiaries or divisions or other strategic transactions involving our issuance of equity. In addition, provisions of our amended and restated certificate of incorporation and amended and restated by-laws and applicable law may have the effect of discouraging, delaying or preventing change of control transactions that our stockholders find desirable.

The negotiation of the split-off agreements between us and Applied Biosystems (now Life Technologies) were effected through discussions among Applied Biosystems (now Life Technologies) employees, some of whom, following the split-off, became our employees but some of whom did not and may have remained as employees of Applied Biosystems (now Life Technologies), and without involvement in, or review of, the agreements by independent outside advisors to us or an independent Board of Directors of Celera. Disputes have arisen with Applied Biosystems (now Life Technologies) regarding the split-off agreements and others may occur.

Celera Corporation was formed to effect the split-off and has only operated as an independent company with an independent Board of Directors and independent advisors since July 1, 2008. The split-off agreements between us and Applied Biosystems (now Life Technologies) were negotiated through discussions among Applied Biosystems (now Life Technologies) employees, some of whom, following the split-off, became our employees but some of whom did not and may have remained as employees of Applied Biosystems (now Life Technologies), and without review by independent advisors to, or an independent Board of Directors of, our Company. Accordingly, the agreements may not reflect terms that would be as favorable to us as would have been negotiated by us if we had been an independent company or had been allowed access to independent advisors. We believe that Applied Biosystems (now Life Technologies) has materially breached the tax matters agreement entered into in connection with the split-off by eliminating a tax asset transferred to us. Other disputes may arise in connection with the parties’ obligations under the split-off agreements. Any legal proceedings on these matters may be expensive, take significant time and divert management’s attention from other business concerns.

Following the split-off, we may experience increased costs resulting from our operation as an independent entity and our diminished bargaining power in negotiating with third parties to obtain optimal pricing for goods, technology and services.

Prior to the split-off from Applied Biosystems (now Life Technologies), we were supported by Applied Biosystems’ (now Life Technologies’) centralized functions, including finance, legal, and human resources. Following the split-off, we may incur additional costs relating to our procurement and implementation of these services to the extent necessary to operate as an independent entity. In addition, as a business unit of Applied Biosystems (now Life Technologies), we were able to take advantage of Applied Biosystems’ (now Life Technologies’) bargaining power in negotiating with third parties to obtain raw materials and supplies, capital goods, technology and services, including insurance and employee benefit services. Following the split-off, as a smaller, stand-alone company, we may be unable to obtain these goods, technology and services at prices and on terms as favorable as those available to us as a business unit of Applied Biosystems (now Life Technologies). Increased costs resulting from our operation as an independent entity and our diminished bargaining power could harm our business, financial condition and results of operations.

Our business is affected by macroeconomic conditions, and recent adverse changes in U.S. and global economic conditions have had and may continue to have an adverse effect on our business.

Various macroeconomic factors could affect our business and the results of our operations. Recent global market and economic conditions have become increasingly negative, with tighter credit conditions and recession in most major economies continuing into 2009. Slower economic activity, inflation, rising unemployment and the related loss of employee-sponsored health insurance, decreased consumer confidence and other factors related to adverse market and economic conditions could increase our business costs, cause supplier difficulties, lower our revenues and/or affect the ability of our customers to purchase and pay for our products and services. This in turn may cause us to record higher allowances for doubtful accounts in the future.

Interest rate changes, illiquid credit market conditions, continuing government support for major financial institutions and other factors related to adverse market and economic conditions could also affect the value of our investments and/or adversely affect our ability to obtain external financing. For example, in the six months ended December 27, 2008, we recognized a $3.2 million loss on investments for an other-than-temporary impairment of our investments in senior debt securities issued by Lehman Brothers Holdings, Inc. and Washington Mutual Bank N.V.

We may be unable to make the changes necessary to operate as an independent entity, which could prevent us from operating profitably.

Celera had been a business unit of Applied Biosystems (now Life Technologies) since we commenced operations in the year ended June 30, 1996. However, following the split-off, Applied Biosystems (now Life Technologies) has no obligation to provide financial, operational or organizational assistance to us other than pursuant to a transition services agreement for a limited period of time. We may not be able to implement successfully the changes necessary to operate independently. Celera has historically recorded net losses due, in part, to our investment in new technology and diagnostic product discovery and development, and therapeutic target discovery and drug development, as well as other investments required for the expansion of our business operations as an early-stage business. We cannot assure you that we will be profitable as a stand-alone company.

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

If infringement claims against us are resolved unfavorably to us, we may be enjoined from manufacturing or selling our products or services without a license from a third party, and we may not be able to obtain a license on commercially acceptable terms, or at all. Also, we could become subject to significant liabilities to others if these claims are resolved unfavorably to us. Similarly, our business could be harmed and we could be subject to liabilities because of lawsuits brought by others against Abbott Laboratories, who serves as the exclusive distributor for most of our diagnostic products, and from whom we will obtain royalties for sales of certain of their molecular diagnostic products.

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

We may not be able to obtain or maintain access to human tissue, blood and other biological materials and information on acceptable terms, or may not be able to obtain needed consents from individuals providing tissue, blood, or other samples. In addition, government regulation in the U.S. and foreign countries could result in restricted access to, or use of, human tissue or blood samples or other biological materials. If we lose access to sufficient numbers or sources of tissue or blood samples or other required biological materials, or if tighter restrictions are imposed on the use of related clinical or other information or information generated from tissue or blood samples or other biological materials, these research and development programs and our operating results and financial condition could be harmed. Also, the supply by Applied Biosystems (now Life Technologies) of some goods and services used in our business is governed by the terms of the master purchase agreement we entered into at the split-off date, and Applied Biosystems (now Life Technologies) no longer provides us with exclusive access to these goods and services. These differences may harm our operating results and financial condition.

If the split-off is determined to be taxable for U.S. federal income tax purposes, we and our stockholders could incur significant income tax liabilities, and we could be required to indemnify Applied Biosystems (now Life Technologies) for taxes.

On June 18, 2008, Applied Biosystems (now Life Technologies) received a tax opinion from Skadden, Arps, Slate, Meagher & Flom LLP to the effect that the split-off, together with certain related transactions necessary to effectuate the split-off, (i) should qualify under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code as an exchange that is tax-free to the Celera Group tracking stock holders, although in light of the then pending Invitrogen/Applied Biosystems merger there is a significant risk that the Internal Revenue Service (IRS) and a court could conclude to the contrary, and (ii) will be tax-free to Celera. The opinion relies on certain facts, assumptions, representations and undertakings, including those relating to the pre or post split-off activities of Applied Biosystems (now Life Technologies) and Celera. Actions taken by Applied Biosystems (now Life Technologies) or us that are inconsistent with such facts, assumptions, representations or undertakings could result in the split-off being treated by the IRS as a taxable transaction. The IRS is not bound by the opinion and could determine that the split-off should be treated as a taxable transaction if it determines that any of these facts, assumptions, representations or undertakings is not correct or has been violated by either Celera or Applied Biosystems (now Life Technologies) as a result of pre or post split-off activity, or if it disagrees with the conclusions in the opinion.

If the split-off fails to qualify for tax-free treatment, Applied Biosystems (now Life Technologies) would be subject to tax as if it had sold the Celera Corporation common stock in a taxable sale at fair market value, and our initial public stockholders, the former holders of Celera Group tracking stock whose stock was redeemed in exchange for shares of our common stock in the split-off, should recognize either (A) gain or loss equal to the difference between the fair market value of the shares of Celera Corporation common stock received and the holder’s tax basis in the Celera Group tracking stock redeemed in exchange for the shares of Celera Corporation common stock or (B) in certain circumstances, a distribution equal to the fair market value of the shares of Celera Corporation common stock received, which should be taxed (i) as a dividend to the extent of such holder’s pro rata share of Applied Biosystems’ (now Life Technologies’) current and accumulated earnings and profits, then (ii) as a non-taxable return of capital to the extent of such holder’s tax basis in the Celera Group tracking stock redeemed, and finally (iii) as capital gain with respect to the remaining value. Under the tax matters agreement between Applied Biosystems (now Life Technologies) and us, we would generally be required to indemnify Applied Biosystems (now Life Technologies) against any tax resulting from the exchange if the tax resulted from:

•	an issuance of our equity securities, a redemption of our equity securities, or our involvement in other acquisitions of our equity securities,

•	other actions or failures to act by us, or

•	any of our representations or undertakings being incorrect and violated.

Our indemnification obligations to Applied Biosystems (now Life Technologies) and its subsidiaries, officers and directors are not limited by any maximum amount. If we are required to indemnify Applied Biosystems (now Life Technologies) or any other person under the circumstances set forth in the tax matters agreement, we may be subject to substantial liabilities.

Our accounting and other management systems and resources may not be adequate to meet the financial reporting and other requirements to which we are subject following the split-off. If we are unable to achieve and maintain effective internal controls, our operating results and financial condition could be harmed.

Prior to the split-off from Applied Biosystems (now Life Technologies), we were not directly subject to reporting and other requirements of the Securities Exchange Act of 1934 (the Exchange Act). As a result of the transactions, we are directly subject to reporting and other obligations under the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley). Commencing with our audit for the year ending December 26, 2009, Sarbanes-Oxley will require our auditors to opine on the effectiveness of our internal controls over financial reporting. Our reporting and other obligations will place significant demands on our management and administrative and operational resources, including accounting resources.

To comply with these requirements, we may need to upgrade our systems, including information technology, implement additional financial and management controls, reporting systems and procedures and hire additional legal, accounting and finance staff and consultants. If we are unable to upgrade our systems and procedures in a timely and effective fashion, our auditors may be unable to conclude that our internal controls over financial reporting are effective, and we could lose investor confidence in the accuracy and completeness of our financial reports. Any failure to achieve and maintain effective internal controls could harm our operating results and financial condition.

We conduct our clinical laboratory testing business in a heavily regulated industry and changes in regulations or violations of regulations could, directly or indirectly, harm our operating results and financial condition.

The clinical laboratory testing industry is highly regulated and there can be no assurance that the regulatory environment in which we operate will not change significantly and adversely in the future. In particular, there is risk of healthcare reform or other legislative activity in 2009, which may result in changes in the regulatory or payor environment that may adversely affect our business. Areas of the regulatory environment that may affect our ability to conduct business include, without limitation:

•	federal and state laws applicable to billing and claims payment;

•	federal and state laboratory anti-mark-up laws;

•	federal and state anti-kickback laws;

•	federal and state false claims laws;

•	federal and state self-referral and financial inducement laws, including the federal physician anti-self-referral law, or the Stark Law;

•	coverage and reimbursement levels by Medicare and other governmental payors and private insurers;

•	federal and state laws governing laboratory licensing and testing, including CLIA;

•	federal and state laws governing the development, use and distribution of diagnostic medical tests known as laboratory developed test or “LDTs”;

•	the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and analogous state laws;

•	federal and state regulation of privacy, security and electronic transactions;

•	federal, state and local laws governing the handling and disposal of medical and hazardous waste;

•	Occupational Safety and Health Administration rules and regulations; and

•	changes to other federal, state and local laws, including tax laws.

These laws and regulations are extremely complex and in many instances, there are no significant regulatory or judicial interpretations of these laws and regulations. Any determination that we have violated these laws or regulations, or the public announcement that we are being investigated for possible violations of these laws or regulations, could harm our operating results and financial condition. In addition, a significant change in any of these laws or regulations may require us to change our business model in order to maintain compliance with these laws or regulations, which could harm our operating results and financial condition.

Our clinical laboratory testing services are subject to federal and state anti-kickback and anti-referral laws and regulations.

Federal and state anti-kickback laws prohibit payment, or offers of payment, in exchange for referrals of products and services for which reimbursement may be made by Medicare or other federal and state healthcare programs. Some state laws contain similar prohibitions that apply without regard to the payor of reimbursement for the services. Federal and state anti-referral laws, including the Stark Law, prohibit physicians from referring their Medicare or other federally funded healthcare program patients or specimens to healthcare providers with which the physicians or their immediate family members have a financial relationship involving some types of health services. The financial relationships covered by these prohibitions include clinical laboratory services such as those provided by BHL. Some state laws also contain similar prohibitions that apply without regard to the payor of reimbursement for the services.

Based on our analysis of publicly-disclosed government settlements and public announcements by various government officials, we believe the federal officials responsible for administering and enforcing the healthcare laws and regulations have made a priority of eliminating healthcare fraud. While we seek to conduct our business in compliance with all applicable laws and regulations, many of the laws and regulations applicable to our business, particularly those relating to billing and reimbursement of tests and those relating to relationships with physicians, hospitals and patients, contain language that has not been interpreted by courts. We must rely on our interpretation of these laws and regulations based on the advice of our counsel, and regulatory or law enforcement authorities may not agree with our interpretation of these laws and regulations and may seek to enforce legal remedies or penalties against us for violations. From time to time we may need to change our operations, particularly pricing or billing practices, in response to changing interpretations of these laws and regulations or regulatory or judicial determinations with respect to these laws and regulations. These occurrences, regardless of their outcome, could damage our reputation and harm important business relationships that we have with healthcare providers, laboratories, and others. Furthermore, if a regulatory or judicial authority finds that we have not complied with applicable laws and regulations, we would be required to refund amounts that were billed and collected in violation of such laws and regulations. In addition, we may voluntarily refund amounts that were alleged to have been billed and collected in violation of applicable laws and regulations. In either case, we could suffer civil and criminal damages, fines and penalties, exclusion from participation in governmental healthcare programs and the loss of licenses, certificates and authorizations necessary to operate our business, as well as incur liabilities from third-party claims, all of which could harm our operating results and financial condition. Moreover, regardless of the outcome, if we or physicians or other third parties with whom we do business are investigated by a regulatory or law enforcement authority we could incur substantial costs, including legal fees, and our management may be required to divert a substantial amount of time to an investigation.

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

Certain of our specialized diagnostic tests take advantage of the “laboratory developed test” exception from FDA review and any changes to the FDA’s policies with respect to this exception could adversely affect our operating results and financial condition.

A number of esoteric tests that are developed and validated internally at BHL are first offered as laboratory developed tests or “LDTs.” The FDA maintains that it has authority to regulate the development and use of LDTs as diagnostic medical devices under the Federal Food, Drug and Cosmetic Act but to date has decided not to exercise its authority with respect to most LDTs performed by high complexity CLIA-certified laboratories as a matter of enforcement discretion. A portion of BHL’s diagnostic tests are LDTs for which it has not obtained FDA premarket clearance or approval. The FDA regularly considers the application of additional regulatory controls over the sale of ASRs and the development and use of LDTs by laboratories such as ours. Further, the FDA has recently been petitioned to exercise regulatory authority over certain LDTs and to initiate enforcement action against companies that make effectiveness claims about LDTs that are without sufficient analytical and clinical support. As a result, it is possible that the FDA may look at the sale and use of LDTs with heightened scrutiny or modify their regulatory approach with respect to LDTs. If FDA regulation of LDTs increases or if regulation of the various medical devices used in laboratory-developed testing ensues, it would lead to an increased regulatory burden resulting in additional costs and delays in introducing tests, including genetic tests; this may hinder us from developing and marketing certain products or services and could harm our operating results and financial condition.

There is a high demand for, and short supply of, key personnel needed for our clinical laboratory testing services.

Our existing clinical laboratory services operations require individuals who are licensed as Clinical Laboratory Scientists in the State of California. We believe that to continue operating and to expand our clinical laboratory testing services, we must continue to attract and retain these licensed Clinical Laboratory Scientists. There is a shortage of licensed Clinical Laboratory Scientists in the State of California, and we compete for these personnel with hospitals, other clinical laboratories, and other healthcare providers. Licensed Clinical Laboratory Scientists may prefer to work for these other organizations either because of the compensation offered, the reputations of the organizations, or other personal considerations. If we are unable to attract and retain a sufficient number of licensed Clinical Laboratory Scientists, the current operations of our clinical laboratory testing business could be harmed and the future growth of these services could be delayed or prevented.

We rely on single suppliers or a limited number of suppliers of instruments, key components of our products and a test kit used in our clinical laboratory testing services.

Several key components of our diagnostic products and a test kit used in our clinical laboratory testing services come from, or are manufactured for us by, a single supplier or a limited number of suppliers, including Applied Biosystems (now Life Technologies). Key components of our diagnostic products include enzymes, fluorescent dyes, phosphoramidites, and oligonucleotides. We acquire some of these and other key components on a purchase-order basis, meaning that the supplier is not required to supply us with specified quantities over any set period of time or set aside part of its inventory for our forecasted requirements. We have not arranged for alternative supply sources for some of these components should suppliers become unable to meet our demand or become unwilling to do so on terms that are acceptable to us. It may be difficult, if not impossible, to find alternative suppliers, especially to replace enzymes, fluorescent dyes, phosphoramidites, and oligonucleotides. In addition, we rely on single source suppliers, particularly Applied Biosystems (now Life Technologies), to provide instruments, associated software, and consumables for use in our products business. We obtain Lp-PLA2 test kits, known as PLAC® test kits, used in our clinical laboratory testing services from a single supplier — diaDexus, Inc., or diaDexus. To our knowledge, diaDexus is the only supplier of PLAC® test kits used in clinical laboratory testing, and, therefore, no alternative supply source would be available should diaDexus become unable to provide a sufficient number of these kits to meet our demand or become unwilling to do so on acceptable terms. There can be no assurance that diaDexus will be able to meet our demand for these kits in the future or sell these test kits to us on acceptable terms. If we are unable to obtain Lp-PLA2 tests kits from diaDexus, our LP-PLA2 test revenue will be impacted.

We are required under FDA regulations to verify that our suppliers of key components for our diagnostic products are in compliance with all applicable FDA regulations, including the Quality System Regulation. We believe that this requirement increases the difficulty in arranging for needed alternative supply sources, particularly for components that are from “single source” suppliers, which means that they are currently the only viable supplier of custom-ordered components. For example, we obtain reagents for our ApoE genetic test from a third party supplier that is currently not able to provide us with new reagents that comply with the FDA’s revised guidelines. We currently have access to sufficient quantities of reagents to last until the expiration of the supplier’s contract in May 2009. We have identified alternative reagents for which we are completing the validation process. If we are unable to successfully implement this new version of ApoE testing, our ApoE test revenue will be impacted.

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

One of our primary assets is our highly skilled personnel. These personnel could leave us and thereby deprive us of the skill and knowledge essential for performance of our existing and new business. The overall level of benefits and compensation offered to employees of Celera following the split-off may be less than that offered to these employees as part of Applied Biosystems (now Life Technologies). In addition, some of our employees may have additional or different responsibilities following the split-off as a result of the fact we are an independent public company. If any of our key personnel leaves for one of these or any other reason, it could harm our operating results and financial condition.

Furthermore, because we have previously relied on Applied Biosystems (now Life Technologies) corporate personnel in the operation of our business, we must train existing personnel or hire new management personnel to perform functions previously performed by these employees. We cannot assure you that we will be able to effectively train or hire employees in a timely manner or that this transition will not result in an interruption of our services. Any interruption could harm our ability to continue to develop and manage our business.

Ethical, legal, and social issues may decrease demand for our diagnostic products and clinical laboratory testing business.

Genetic testing has raised issues regarding confidentiality and the appropriate uses of the resulting information. For example, concerns have been expressed regarding the use of genetic test results by insurance carriers or employers to discriminate on the basis of this information, resulting in barriers to the acceptance of genetic tests by consumers. These concerns could lead to governmental authorities calling for limits on, or regulation of the use of, genetic testing or prohibiting testing for genetic predisposition to some diseases, particularly those that have no known cure. Were any of these scenarios to occur, it could reduce the potential markets for our business and, therefore, harm our operating results and financial condition and net income.

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

We do not believe that the tests currently offered by us are IVDMIAs, as set forth in the draft guidance document, and, therefore, these tests would not be directly affected if the final rules apply the same criteria as the draft guidance. However, clinical laboratories that license some of our intellectual property might be developing tests using our intellectual property, and these laboratory-developed tests may be considered IVDMIAs by the FDA. The requirement of FDA clearance or approval for any of these tests could discourage their development, or delay or prevent them from being used if developed, which in turn, could delay or prevent altogether payments to us from the use of these laboratory-developed tests. Also, it is possible that some of our current or future diagnostic products could be indirectly affected because other companies might want to use our diagnostic products as part of an IVDMIA, although we are not aware of any customers that currently use our diagnostic products in this manner. The requirement of FDA clearance or approval for any of these tests could discourage their development, or delay or prevent them from being used if developed, which in turn, could affect the demand for our products being used as a part of these tests. In addition, some of our future tests used in our clinical laboratory testing services could meet the definition of an IVDMIA and therefore require FDA clearance or approval.

Our clinical laboratory testing service business could be adversely impacted by CMS’ adoption of the new coding set for diagnoses.

CMS has adopted a new coding set for diagnosis, commonly known as ICD-10, which significantly expands the coding set for diagnoses. The new coding set is currently required to be implemented by October 1, 2013. We may be required to incur significant expense in implementing the new coding set, and if we do not adequately implement it, our business could be adversely impacted. In addition, if as a result of the new coding set physicians fail to provide appropriate codes for desired tests, we may not be reimbursed for such tests.

We need to maintain federal and state operating licenses and similar clearances to conduct our clinical laboratory testing.

BHL’s clinical laboratory, located in Alameda, California, is regulated by the Clinical Laboratory Improvement Amendments of 1988, or CLIA. CLIA is a federal law that regulates clinical laboratory testing performed on specimens derived from humans for the purpose of providing information for the diagnosis, prevention, or treatment of disease. CLIA is intended to ensure the quality and reliability of clinical laboratory testing in the United States. BHL’s CLIA certification requires its clinical laboratory to be inspected every other year in addition to being subject to random CLIA inspections. BHL’s clinical laboratory is also subject to license requirements imposed by the State of California. California laws establish quality standards for day-to-day operation of the clinical laboratory, including the training and skills required of personnel and quality control. BHL’s California and New York state licenses require periodic inspections by the state laboratory licensing authorities. If a CLIA or state inspector finds deficiencies, that finding could lead to the revocation or suspension of, or limitations being placed upon, BHL’s CLIA accreditation or California, New York, or other state licenses. Any revocation, suspension, or limitation could prevent BHL from performing all or some of its clinical laboratory testing services and could harm our operating results and financial condition.

We no longer have early access to Applied Biosystems’ (now Life Technologies’) instrumentation, reagents, and technologies for use in our diagnostic products and services.

Prior to the split-off from Applied Biosystems (now Life Technologies), we had access to Applied Biosystems’ (now Life Technologies’) instrumentation, reagents and technologies before they were made available to unaffiliated third parties. This early access provided a competitive advantage to us in developing our products business. After the split-off, our business relationship with Applied Biosystems (now Life Technologies) is similar to that of any other customer. This change in access to new technologies could harm our competitive position.

The FDA now requires that diagnostic products be submitted as systems that include an IVD instrument. We do not manufacture the instruments used for our diagnostics products and thus are reliant on third parties for their supply. Accordingly, in the event we seek the registration of new diagnostic products with the FDA, or chose or are required for competitive reasons to upgrade existing products, including our ViroSeq HIV-1 Genotyping System and HLA products, both of which are currently run on Research Use Only instruments, we could be required to submit those products on an IVD instrument for FDA review. We have been in discussions with Applied Biosystems (now Life Technologies) for access to a next generation capillary electrophoresis sequencer that may be developed under requirements needed to achieve FDA clearance or approval. Failure to reach agreement with Applied Biosystems (now Life Technologies) on access to a suitably developed instrument and the required documentation to support an FDA submission could delay or prevent our registration of new and next-generation sequencing products for U.S. commercialization. We may need to identify another instrument manufacturer that has an IVD sequencing instrument or that is willing to work with us to develop one suitable for registration with the FDA. There may not be any other instrument manufacturer with a suitable instrument or that is willing to work with us. Failure to achieve registration of our sequencing products on an IVD sequencer could lead to an inability to sell sequencing products in the U.S.

The historical financial information of Celera may not be representative of our results as an independent entity, and, therefore, may not be reliable as an indicator of our historical or future results.

The historical financial information we have included in this Transition Report on Form 10-KT for the years ended June 30, 2008, 2007 and 2006, may not reflect what our results of operations, financial position and cash flows would have been had we been an independent entity during these periods. This is because, in part, the financial information reflects allocations for services provided to Celera by Applied Biosystems (now Life Technologies). These allocations may not reflect the costs we incur for similar or incremental services as an independent entity.

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

Our business requires manipulating and analyzing large amounts of data, communicating the results of the analysis to our internal research personnel and our collaborators via the Internet and tracking and communicating the results, via the Internet and other modalities, of the tests performed by our clinical laboratory testing business. Also, we rely on a global enterprise software system to operate and manage our business. Our business, therefore, depends on the continuous, effective, reliable, and secure operation of our computer hardware, software, networks, Internet servers, and related infrastructure. To the extent that our hardware or software malfunctions or there is an interruption in Internet service in a way that affects access to our data by our accounting and billing departments, internal research personnel or collaborators or access to our laboratory testing results by referring professionals or patients, our operating results and financial condition could be harmed.

Our computer and communications hardware is protected through physical and software safeguards. However, it remains vulnerable to fire, storm, flood, power loss, earthquakes, telecommunications failures, physical or software break-ins, software viruses, and similar events. If we fail to maintain the necessary computer capacity and data to support our accounting and billing departments and our collaborators’ and licensees’ discovery, research, and development activities, including our associated computational needs, we could experience a loss of or delay in revenues. In addition, any sustained disruption in Internet access provided by other companies could harm our operating results and financial condition.

We are changing our marketing strategy for our clinical laboratory testing services, and our new strategy could harm our revenues.

In the past, we focused on actively marketing our clinical laboratory testing services to accounts that referred large volumes of specimens for our services. We believe that the continued growth of our clinical laboratory services requires a change to our sales strategy, moving away from a focus on large-volume accounts and instead developing local market territories comprised of at least one large volume account and additional lower volume accounts located near the large-volume accounts. We are implementing this marketing strategy within each of our sales territories and believe that it should be implemented over the next several years. As a result of this strategy change, we expect to relocate most of our existing clinical educators and develop centrally-located sites, referred to as 4myheart Centers, for the delivery of disease management and patient education services and patient resources. These new 4myheart Centers will be developed based on market demand and will service a wide geography of patients mostly by telephone. Because each new 4myheart Center is expected to have a unique service offering tailored to its particular market, and the costs of operating these centers will vary from market to market, we may not accurately forecast the investment required to develop or operate these new centers. These marketing and organizational changes may harm the business we currently receive from our existing accounts, and under our new strategy we may not be successful in generating business from new accounts to the extent anticipated.

Our rights under the split-off agreements we have entered into with Applied Biosystems (now Life Technologies) may be less favorable to us than if we had remained a business segment of Applied Biosystems (now Life Technologies) and the terms of our master purchase agreement we have entered into with Applied Biosystems (now Life Technologies) may be less favorable to us than if it had been negotiated with an unaffiliated third party.

The terms of the split-off agreements we have entered into with Applied Biosystems (now Life Technologies) may be less favorable to us than if we remained part of Applied Biosystems (now Life Technologies). For example, some of the intellectual property rights are being made available to us on a non-exclusive basis through the master purchase agreement, which also covers materials currently provided to us by Applied Biosystems (now Life Technologies) used in our products and services and research and development, as well as future Applied Biosystems (now Life Technologies) materials. The master purchase agreement provides for current pricing for all materials and components for the first year after the split-off, with price increases during each subsequent year of the agreement subject to a combination of the Producer Price Index and Employment Cost Index. This could result in us paying more for these products than if we remained part of Applied Biosystems (now Life Technologies). In addition, Applied Biosystems (now Life Technologies) has licensed to us specified intellectual property rights which we and Applied Biosystems (now Life Technologies) will seek to license to various third parties in the human in vitro diagnostics field. Revenues from these third-party licenses will be shared equally between us and Applied Biosystems (now Life Technologies). We currently have a limited right to license this intellectual property to third parties in the human diagnostics field and receive all revenues from these licenses. This could result in us receiving less from these licenses than if we remained part of Applied Biosystems (now Life Technologies).

In addition, we have negotiated our split-off agreements, including our master purchase agreement, with Applied Biosystems (now Life Technologies). Had these agreements been negotiated with unaffiliated third parties, their terms might have been more favorable to us.

Our separation agreement with Applied Biosystems (now Life Technologies) requires us to indemnify Applied Biosystems (now Life Technologies) for specified liabilities, including liabilities relating to the Celera business, specified litigation and one-half of any liabilities resulting from the split-off.

Under the terms of our separation agreement with Applied Biosystems (now Life Technologies), we have agreed from and after the split-off date to indemnify Applied Biosystems (now Life Technologies) for indemnifiable losses relating to or resulting from, among other things:

•	the failure to satisfy or otherwise discharge liabilities of Celera;

•	our assets and liabilities;

•	our failure to observe our obligations under the separation agreement or our other split-off agreements with Applied Biosystems (now Life Technologies) from and after the split-off date;

•

the class action lawsuit relating to Applied Biosystems’ (now Life Technologies’) offering of shares of Celera Group tracking stock in 2000, as well as other actions pending on the split-off date or that may arise in the future, to the extent such actions are ultimately determined to relate to or arise out of the Celera business, assets or liabilities;

•	one-half of liabilities resulting from the split-off, the separation agreement and/or the registration statement filed in connection therewith; and

•

liabilities resulting from the oversight and/or management of the businesses and affairs of Applied Biosystems (now Life Technologies) or one or both of Celera or Applied Biosystems (now Life Technologies) prior to the split-off, but only to the extent that such liabilities arise out of or relate to the businesses, assets or liabilities of Celera prior to the split-off or Celera benefited from such oversight and/or management prior to the split-off.

There is no limit on the maximum amount of monetary damages for which we may be required to indemnify Applied Biosystems (now Life Technologies) under the separation agreement. As a result, successful indemnification claims, to the extent not covered by insurance, could harm our financial condition and results of operations.

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

Commercialization of our diagnostic products is dependent on our agreement with Abbott Molecular, Inc.

We lack our own sales organization to sell our diagnostic products to unaffiliated clinical testing laboratories. Accordingly, we are reliant on the efforts of our distributor, Abbott Molecular, Inc., for the sales, promotion, and distribution of most molecular diagnostic products manufactured by us. Although this is a long-term arrangement, the agreement contains provisions that could result in early termination for reasons that include the following: material breach of the agreement by either company that is not cured following 60 days written notice and upon specified insolvency events. The amount and timing of resources to be devoted to sales activities by Abbott Molecular are generally not within our control. Failure by Abbott to devote sufficient resources to the distribution of our products or the termination of the distribution agreement could harm our operating results and financial condition.

Our successful development of diagnostic products may depend on entering into other collaborations, alliances, and partnership arrangements with other companies.

Our strategy for the discovery, development, clinical testing, manufacturing and/or commercialization of most of our diagnostic product candidates includes entering into collaborations and similar arrangements with other companies, in addition to our agreements with Abbott. Depending on the nature of the product candidate, our potential collaborators may include pharmaceutical companies, clinical reference laboratories, diagnostic imaging equipment suppliers, or other companies. We have identified some potential new collaborators, but have not yet entered into any collaboration arrangements with them. Although we have expended, and continue to expend, time and money on internal research and development programs, we may be unsuccessful in creating diagnostic product candidates that would enable us to form additional collaborations and alliances and, if applicable, receive milestone and/or royalty payments from collaborators. Other companies may not be interested in entering into these relationships with us, or may not be interested in doing so on terms that we consider acceptable.

Our development and commercialization of diagnostic products could be harmed if collaborators or licensees fail to perform under their agreements with us or if they terminate those agreements.

Each of our existing collaboration, license, and similar agreements with other companies for the development and commercialization of products, including our distribution agreement and royalty agreement with Abbott, may be canceled under some circumstances. These agreements generally may be terminated under circumstances including a material breach or default of the agreement, a change in control, or the insolvency or bankruptcy of either party. In addition, the amount and timing of resources to be devoted to research, development, clinical trials, and commercialization activities by our collaborators and licensees are generally not within our control. We expect that collaboration, license, and similar agreements entered into in the future, if any, will have similar terms and limitations. Furthermore, even if these agreements contain commitments regarding these activities, our collaborators or licensees may not perform their obligations as expected. If collaborators or licensees terminate their agreements or otherwise fail to conduct their collaborative or licensed activities in a timely manner, or at all, the development or commercialization of diagnostic products may be delayed or prevented. If we assume responsibility for continuing diagnostic programs on our own after termination of a collaboration, license, or similar agreement, we may be required to devote additional resources to product development and commercialization or we may need to cancel some development programs. Any reallocation of additional resources to product development and/or commercialization or cancellation of development programs may harm our operating results and financial condition.

Our licensing and royalty revenues depend on our licensees’ and partners’ maintenance of their agreements with us and their sales of their products.

We derive revenues from our licensees’ and partners’ product sales under a number of agreements. Such agreements include our royalty agreement with Abbott, our small molecule sale agreements and our intellectual property license agreements. In addition, we derive licensing revenues from intellectual property licensed from Applied Biosystems (now Life Technologies) to third parties in the human diagnostics field. Even if these licensees and partners perform their obligations as required by these agreements, their ability to develop, manufacture and commercialize products successfully is uncertain. Since the royalties payable to us under these agreements generally depend on our licensees’ and partners’ sales of their products, which are not within our control, their failure in commercializing their products or maintaining or increasing the sales volumes of their products may harm our operating results and financial condition. In addition, certain of these intellectual property license agreements permit our licensees to pay us an upfront license fee over a period of time during which they have the right to terminate the agreements. In the event that a licensee terminates its license agreement before the upfront license fee is paid in full, we will not be paid any remaining license fee.

Our diagnostic product candidates may never result in a commercialized product.

Most of our diagnostic product candidates are in various stages of research and development and the ability to commercialize those product candidates, including through collaborators or licensees, is uncertain. Development of existing product candidates will require significant additional research and development efforts by us or our collaborators or licensees before they can be marketed. For potential diagnostic products, these efforts include extensive clinical testing to confirm the products are safe and effective and may require lengthy regulatory review and clearance or approval by the FDA and comparable agencies in other countries. Furthermore, even if these products are found to be safe and effective and receive necessary regulatory clearances or approvals, they may never be developed into commercial products due to considerations such as inability to obtain needed licenses to intellectual property owned by others, market and competitive conditions, and manufacturing difficulties or cost considerations. Our inability to produce commercialized products could harm our operating results and financial condition.

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

The FDA has issued an interpretation of the regulations governing the sale of ASRs which could prevent or delay our or our collaborators’ or licensees’ sales of these products and harm our operating results and financial condition. In September 2007, the FDA published “Guidance for Industry and FDA Staff: Commercially Distributed Analyte Specific Reagents (ASRs): Frequently Asked Questions,” clarifying the FDA’s interpretation of the regulations governing the sale of ASR products. ASRs are a class of products that do not require regulatory clearance or approval. The FDA’s guidance document contains an interpretation of the ASR regulations that, we believe, represents a departure from FDA practice and policy prior to the release of the FDA’s draft guidance in September 2006, regarding products that can be characterized as ASRs. We believe that all of our current ASR products, other than our HLA ASR products, will meet the regulatory definition of an ASR, as set forth in the guidance document. Our products sold as ASRs include HLA products, Fragile X products, and deep vein thrombosis products. We similarly believe that all of the ASR products manufactured and sold by Abbott for which Abbott pays us royalties meet the regulatory definition of an ASR, as set forth in the guidance document. If the FDA does not agree with our interpretations of our ASR products, we may need to establish an appropriate action plan for any affected product, such as reconfiguring the product to bring it into compliance with the ASR definition or seeking clearance pursuant to Section 510(k) of the FFDCA. In June 2008, the FDA issued a letter that stated that the FDA might employ “enforcement discretion” to the sale of ASR products that did not meet the regulatory definition of an ASR, if a manufacturer met with the FDA and developed an approved plan to bring the products into compliance by reconfiguring the product or seeking the appropriate registration. We applied for and received assurance of such “enforcement discretion” for the sale of our HLA ASR products from the FDA, while working with the FDA under a pre-IDE for registering the HLA products. The FDA may change its position on “enforcement discretion” at its discretion, or we could fail to achieve the proposed plan for registering the HLA products, and we could be required to discontinue marketing the HLA ASRs. The Section 510(k) clearance process generally requires the filing of notice with the FDA with clinical data demonstrating that the product and its intended purpose are “substantially equivalent” to a diagnostic device that is already cleared or approved for marketing by the FDA. If a 510(k) premarketing clearance is not obtained, an FDA pre-market approval or PMA application must be filed under the FFDCA, which must demonstrate that a diagnostic device is safe and effective, and must be supported by more extensive information than required for a 510(k) notification. The process for obtaining an FDA pre-market approval or 510(k) clearance may be time-consuming, expensive, and difficult to obtain and there is no assurance that they will be obtained. Accordingly, under the new interpretation of the ASR regulations, the FDA could require us or Abbott to discontinue marketing current non-compliant products. Any discontinuation could be indefinite or permanent, and our business could be harmed. Also, the interpretation of the ASR regulations contained in the guidance document might make development of new ASR products more difficult, and this could similarly harm our operating results and financial condition.

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

If these types of transactions are pursued, it may be difficult for us to complete these transactions quickly and to integrate these acquired operations efficiently into our current business operations. Any acquisitions, investments or other strategic relationships and alliances by us may ultimately harm our business and financial condition. In addition, future acquisitions may not be as successful as originally anticipated and may result in impairment charges. We have incurred these charges in recent years in relation to acquisitions. For example, since the year ended June 30, 2002 we have incurred charges for impairment of goodwill, intangibles and other assets and other charges of $30.4 million related to our acquisition of Paracel, Inc. Additionally, during the years ended June 30,

2007 and 2006, we incurred charges totaling $28.8 million for severance and benefit costs and asset impairments relating to our acquisition of Axys Pharmaceuticals, Inc., and our subsequent decision to partner or sell our small molecule drug discovery and development programs, and the integration of Celera Diagnostics into us.

In the event we need to obtain financing to complete an acquisition, investment or other strategic relationship or alliance, we will have to do so on a stand-alone basis without reliance on Applied Biosystems’ (now Life Technologies’) overall balance sheet. The cost to us of stand-alone financing may be materially higher than the cost of financing that we might have obtained as part of Applied Biosystems (now Life Technologies), and we may not be able to secure adequate debt or equity financing on desirable terms. Also, under the tax matters agreement and separation agreement that we have entered into with Applied Biosystems (now Life Technologies), to preserve the tax-free treatment of the split-off to Applied Biosystems (now Life Technologies), for the two-year period following the split-off we may be subject to restrictions on our ability to issue equity securities to satisfy financing needs, acquire businesses or assets with equity securities or engage in mergers or asset transfers that could jeopardize the tax-free status of the split-off. These restrictions may limit our ability to engage in these transactions (though if Applied Biosystems (now Life Technologies) were determined to be subject to tax on the distribution of our common stock, we would no longer be subject to these restrictions).

In addition, subject to these potential restrictions, acquisitions and other transactions may involve the issuance of a substantial amount of our common stock without the approval of our stockholders. Any issuances of this nature could be dilutive to our stockholders.

The market price and trading volume of our common stock may be volatile and may face negative pressure.

Before the split-off, there was no trading market for the shares of our common stock. Our common stock issued in the split-off traded publicly for the first time following the split-off. Until, and possibly even after, orderly trading markets develop for our common stock, there may be significant fluctuations in price. Investors’ interest may not lead to a liquid trading market and the market price of our common stock may be volatile. This may result in short-or long-term negative pressure on the trading price of shares of our common stock.

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

In addition, our ability to achieve previously announced financial targets is subject to a number of risks, uncertainties, and other factors affecting our business and the genomics, biotechnology, pharmaceutical, diagnostics, and life sciences industries generally, many of which are beyond our control. These factors may cause actual results to differ materially. We describe a number of these factors throughout this document, including in this “Risk Factors” section. We cannot assure you that we will meet these targets. If we are not able to meet these targets, it could harm the market price of our common stock.

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

Our amended and restated certificate of incorporation, amended and restated by-laws, and Delaware law contain provisions that may have the impact of delaying or precluding an acquisition of our company without the approval of our Board of Directors. These provisions may limit the price that investors might be otherwise willing to pay in the future for shares of our common stock. These provisions include providing for a staggered Board of Directors, advance notice procedures for stockholder proposals and director nominations, as well as a provision in our amended and restated certificate of incorporation that does not afford stockholders the right to call a special meeting of stockholders. In addition, there are provisions of Delaware law that may also have the effect of precluding an acquisition of us without the approval of our Board of Directors.

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

Clinicians, patients, third-party payors, and others may at times seek damages from us based on testing or analysis errors caused by a technician’s misreading of results, mishandling of the patient samples, or similar claims. Product liability or other claims, or product recalls, regardless of the ultimate outcome, could harm our reputation and require us to spend significant time and money in litigation and to pay significant damages. These damages, if not covered by adequate insurance, could harm our operating results and financial condition.

Our operations are subject to potential exposure to environmental liabilities.

Our research and development activities, manufacturing activities, and clinical laboratory testing activities involve the controlled use of potentially hazardous materials, including biological materials, chemicals, and various radioactive compounds. Also, some of our diagnostic products are hazardous materials or include hazardous materials. We cannot completely eliminate the risk of accidental or other contamination or injury from these materials, and we could be held liable for resulting damages, which could be substantial. We do not maintain environmental liability insurance and any potential environmental damages for which we become liable may not be covered under our existing insurance policies. Under some laws and regulations, a party can be subject to “strict liability” for damages caused by some hazardous materials, which means that a party can be liable without regard to fault or negligence. We could be held similarly responsible for the actions of our other collaborators or licensees. In addition, we are subject to federal, state, local, and foreign laws, regulations, and permits governing the use, storage, handling, and disposal of hazardous materials and specified waste products, as well as the shipment and labeling of materials and products containing hazardous materials. If we are found to be liable for our use of hazardous materials, or fail to comply with any of these laws, regulations, or permits, or if we are held indirectly responsible for the conduct of our collaborators or licensees found to be non-compliant, we could be subject to substantial fines or penalties, payment of remediation costs, loss of permits, and/or other adverse governmental action. Any of these events could harm our operating results and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

The following is a list of our principal and other material operating facilities and their principal uses. All of our facilities are leased. Except as otherwise noted below, substantially all of the space in these facilities is used by us, and these facilities are maintained in good working order.

Location	Approx. Floor Area in Sq. Ft.	Expiration Date of Lease	Principal Use	Business Segment (2)
Alameda, CA	48,000	2011	Manufacturing and administration	Products, Corporate
Alameda, CA	28,000	2011	Research and administration	Products, Corporate
Alameda, CA	40,000	2014	Clinical laboratory	Lab Services
Burlingame, CA	20,000	2009	Administration	Lab Services
South San Francisco, CA	11,000	2011	Manufacturing	Products
Rockville, MD (1)	41,000	2010	Research and administration	Corporate

(1)	In February 2009, we announced our intention to vacate this property by the end of September 2009. An additional approximately 34,000 square feet at this facility is currently vacant. Applied Biosystems (now Life Technologies) occupies an additional approximately 34,000 square feet at this facility.

(2)	For definitions of our business segments, refer to Note 20 to our consolidated financial statements.

We also lease, through 2011, an 85,000 square foot facility in Pasadena, California, which was previously used for our Paracel, Inc. operations. We have vacated all of the space in this facility and have subleased substantially all of the vacated space. In addition, we own a 44,000 square foot facility in South San Francisco, California, located on land we lease under a long-term ground lease. This facility was previously used for our small molecule drug discovery and development operations. We are seeking to sell the facility, but have not yet found a purchaser.

ITEM 3.	LEGAL PROCEEDINGS

We have from time to time been involved in various lawsuits, arbitrations, investigations, and other legal actions. These legal actions have involved, for example, commercial, intellectual property, securities, and employment matters. We believe that we have meritorious defenses against the claims currently asserted against us and intend to defend them vigorously. However, the outcome of legal actions is inherently uncertain, and we cannot be sure that we will prevail in our defense of claims currently asserted against us.

In addition to legal actions to which we are a party, we may be required under our separation agreement with Applied Biosystems (now Life Technologies) to indemnify Applied Biosystems (now Life Technologies) for damages, costs and other liabilities incurred by Applied Biosystems (now Life Technologies) relating to existing and future lawsuits, arbitrations, investigations, and other legal actions to which Applied Biosystems (now Life Technologies) is or may become a party, to the extent related to our business. For more information, see the sections entitled “Risk Factors – Applied Biosystems (now Life Technologies) is subject to a class action lawsuit relating to its offering of shares of Celera Group tracking stock in 2000 that may result in liabilities for which we have agreed to indemnify Applied Biosystems (now Life Technologies),” and “Risk Factors – Our separation agreement with Applied Biosystems (now Life Technologies) requires us to indemnify Applied Biosystems (now Life Technologies) for specified liabilities, including liabilities relating to the Celera business, specified litigation and one-half of any liabilities resulting from the split-off.”

On May 15, 2008, we received a letter from the National Institutes of Health, or NIH, following up on previous correspondence and discussions and requesting that we enter into a license agreement with the NIH for its U.S. Patent No. 5,252,477 in connection with our ViroSeq HIV-1 Genotyping System, and that we pay royalties in respect of all of our past sales of this product (which NIH alleged to be approximately $1.9 million), and in respect of future sales of this product. Although we have had discussions with the NIH on this matter, we continue to believe that the NIH’s patent is not applicable to our ViroSeq HIV-1 Genotyping System and that the NIH is not entitled to any royalties from the sale of this product.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Prior to July 1, 2008, we operated as a reporting unit of Applied Biosystems (now Life Technologies), formerly known as Applera, and not as a stand-alone company. Applied Biosystems (now Life Technologies) established the following two classes of common stock, sometimes referred to as tracking stocks, which were intended to reflect separately the relative performance of Applied Biosystems’ (now Life Technologies’) two businesses:

•	Applied Biosystems Group common stock that was intended to reflect the relative performance of the Applied Biosystems Group; and

•	Celera Group common stock that was intended to reflect the relative performance of the Celera Group.

On July 1, 2008, Applied Biosystems (now Life Technologies) separated the Celera Group reporting unit from Applied Biosystems’ (now Life Technologies’) remaining businesses by means of a redemption of each outstanding share of Celera Group common stock in exchange for one share of common stock of Celera Corporation.

As of December 27, 2008, there were 81,241,461 shares of our common stock outstanding. Our common stock has been quoted on the NASDAQ Stock Market under the symbol “CRA” since July 1, 2008. As of December 27, 2008, we had 4,630 shareholders of record. The last reported sale price of our common stock on the NASDAQ Stock Market on December 26, 2008 (the last trading day before our period end) was $10.32 per share.

The following summarizes the high and low sales prices per share of our common stock for the two quarters in the transition period ended December 27, 2008:

	High	Low
Three months ended September 27, 2008	$17.56	$10.86
Three months ended December 27, 2008	$16.00	$7.72

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

Securities Authorized for Issuance Under Equity Compensation Plans

This information is incorporated by reference from Part III, Item 12 of this Transition Report on Form 10-KT.

Performance Graph (1)

The graph below compares cumulative shareholder returns for the Company as compared with the NASDAQ Composite Index and the NASDAQ Biotechnology Index for the period from July 1, 2008 (the date Celera Corporation common stock began trading on the NASDAQ Stock Market) to December 27, 2008. The graph assumes an investment of $100 as of July 1, 2008.

The following summarizes the cumulative total return at December 27, 2008 assuming an investment of $100 as of July 1, 2008.

	July 1, 2008	December 27, 2008
Celera Corporation	$100	$90
NASDAQ Composite Index	$100	$66
NASDAQ Biotechnology Index	$100	$89

(1)	This section is not “soliciting material,” is not deemed “filed” with the SEC, is not subject to the liabilities of Section 18 of the Exchange Act and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Uses of Proceeds from Registered Securities

No proceeds were received following the filing of our Form S-1 Registration Statement with the SEC on June 19, 2008.

Issuer Purchases of Equity Securities

This table provides information about our purchases of Celera Corporation common stock during the last quarter of the six months ended December 27, 2008:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
September 28, 2008 - October 27, 2008	—	—	—	—
October 28, 2008 - November 27, 2008	103,427	$9.42	—	—
November 28, 2008 - December 27, 2008	—	—	—	—

Total	103,427	$9.42	—	—

(1)	During the last quarter of the six months ended December 27, 2008, we repurchased 103,427 shares of our common stock, at an average price of $9.42, to satisfy tax obligations upon the vesting of restricted stock under the 2008 Stock Incentive Plan. We may make similar repurchases in the future to satisfy employee tax obligations upon the vesting of restricted stock.

ITEM 6.	SELECTED FINANCIAL DATA

In July 2008, we changed our fiscal year from a June 30 fiscal year end to a 52 or 53 week fiscal year generally ending on the last Saturday in December. The following table sets forth selected financial data for the six month transition period ended December 27, 2008, the six months ended December 31, 2007 and the five years ended June 30, 2008, 2007, 2006, 2005 and 2004. The selected historical consolidated financial information has been adjusted to show our historical financial condition and results of operations as though we were a separate company as of the dates and for the periods presented. We have derived the selected historical statements of financial position information as of December 27, 2008, June 30, 2008 and June 30, 2007 and the statements of operations data for the six months ended December 27, 2008, and the years ended June 30, 2008, 2007 and 2006 from our audited financial statements included in this Transition Report on Form 10-KT. We have derived the selected financial data as of and for the six months ended December 31, 2007 from historical unaudited financial information. We have derived the selected historical statements of financial position information as of June 30, 2006 and the statements of operations data for the year ended June 30, 2005 from our audited financial statements included in our Form S-1 Registration Statement filed with the SEC on June 19, 2008. The statements of financial position data as of June 30, 2005 and 2004 and the statements of operations data for the year ended June 30, 2004 have been derived from historical unaudited financial information.

The information in the following table is derived from the consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, consistently applied, except for the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payments, which were adopted as of July 1, 2005, as discussed in Note 1 to our consolidated financial statements and the provisions of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which were adopted as of July 1, 2007, as discussed in Note 14 to our consolidated financial statements.

In October 2007, we acquired all of the outstanding capital stock of Berkeley HeartLab, Inc., and substantially all of the assets of Atria Genetics Inc., as discussed in Note 2 to our consolidated financial statements.

You should read this selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Transition Report on Form 10-KT. The historical financial information for the years ended June 30, 2008, 2007, 2006, 2005 and 2004 may not be representative of our results as an independent entity and, therefore, may not be reliable as an indicator of our historical or future results.

	Six months ended		Years ended June 30,
(Dollar amounts in millions except per share amounts)	December 27, 2008 (a)	December 31, 2007 (b)	2008 (c)	2007 (d)	2006 (e)	2005 (f)	2004 (g)
Net revenues	$93.1	$56.5	$138.7	$43.4	$46.2	$66.5	$96.8
Net (loss) income	(13.1)	1.0	(110.5)	(20.6)	(63.6)	(78.0)	(58.3)
Net (loss) income per share
Basic and diluted	(0.16)	0.01	(1.39)	(0.26)	(0.84)	(1.06)	(0.80)
Cash, cash equivalents and short-term investments	316.5	345.8	335.0	564.8	573.4	672.4	748.7
Total assets	667.9	816.3	678.8	782.7	790.0	920.7	1,058.0

(a)	The six months ended December 27, 2008 included the following pre-tax charges: amortization of purchased intangible assets of $5.4 million; employee-related charges including severance costs of $2.3 million; impairment of short-term investments of $3.2 million; and interest expense of $6.0 million related to the discounting of a long-term receivable to its present value.

(b)	The six months ended December 31, 2007 included the following pre-tax charges: amortization of purchased intangible assets of $2.1 million; and restructuring costs of $0.4 million.

(c)	The year ended June 30, 2008 included the following pre-tax items: amortization of purchased intangible assets of $7.1 million; severance costs of $2.1 million; costs associated with the split-off from Applied Biosystems (now Life Technologies) of $3.7 million; other employee-related charges, asset impairments and other costs of $1.2 million; gain on the settlement of a legal matter of $1.1 million; and the impairment of a minority equity investment of $3.1 million. Discrete tax charges of $98.8 million were recognized primarily due to the split-off from Applied Biosystems (now Life Technologies).

(d)	The year ended June 30, 2007 included the following pre-tax items: revenue from the sale of a small molecule drug discovery and development program of $2.5 million; severance costs of $0.5 million; property impairment costs of $6.8 million; litigation costs of $3.5 million; a benefit of $0.6 million for a reduction in anticipated employee-related costs associated with severance and benefit charges recorded in the year ended June 30, 2006; and a gain on the settlement of a legal matter of $2.4 million. Discrete tax benefits of $1.4 million were recognized due to R&D tax credits.

(e)	The year ended June 30, 2006 included the following pre-tax items: revenue from the sale of small molecule drug discovery and development programs of $8.6 million; amortization of purchased intangible assets of $1.1 million; costs associated with the exit from the small molecule drug discovery and development programs of $26.2 million; a charge on the settlement of a legal matter of $0.7 million; and gains on the sale of minority equity investments of $7.6 million.

(f)	The year ended June 30, 2005 included the following pre-tax charges: amortization of purchased intangible assets of $2.9 million; and employee-related charges, asset impairments and other costs of $2.6 million. Discrete tax benefits of $2.2 million were recognized due to R&D tax credits.

(g)	The year ended June 30, 2004 included the following pre-tax items: amortization of purchased intangible assets of $2.9 million; property impairment costs of $18.1 million; and gain on the sale of a minority equity investment of $24.8 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following management’s discussion and analysis is to provide an overview of the business of Celera to help facilitate an understanding of significant factors influencing our historical operating results, financial condition, and liquidity and also to convey our expectations of the potential impact of known trends, events, or uncertainties that may impact our future results. The following should be read in conjunction with our consolidated financial statements and related notes. Historical results and percentage relationships are not necessarily indicative of operating results for future periods.

Business Overview

We are a diagnostics business that delivers personalized disease management through a combination of products and services incorporating proprietary discoveries. We are organized into three reporting segments, a clinical laboratory testing service business (Lab Services), a products business (Products), and a segment that includes other activities under corporate management (Corporate). Our Lab Services business, conducted through Berkeley HeartLab, Inc. (BHL), offers a broad portfolio of clinical laboratory tests and disease management services designed to help healthcare providers improve cardiovascular disease treatment regimens for patients. Our Products business develops, manufactures, and oversees the commercialization of molecular diagnostic products, most of which are commercialized through distribution and royalty agreements with Abbott Molecular, a subsidiary of Abbott Laboratories. Our Corporate segment includes revenues from royalties, licenses, funded collaborations and milestones related to the licensing of certain intellectual property and from our former small molecule and proteomic programs.

Since we commenced operations in the year ended June 30, 1996, we have evolved from a business focused on the discovery and distribution of genomic information based on our work in sequencing the human genome to a diagnostics business focused on personalized disease management.

Relationship with Applied Biosystems (now Life Technologies)

Prior to July 1, 2008, we operated as a reporting unit of Applied Biosystems (now Life Technologies), formerly known as Applera, and not as a stand-alone company. Applied Biosystems (now Life Technologies) established the following two classes of common stock, sometimes referred to as tracking stocks, which were intended to reflect separately the relative performance of Applied Biosystems’ (now Life Technologies’) two businesses:

•	Applied Biosystems Group common stock that was intended to reflect the relative performance of the Applied Biosystems Group; and

•	Celera Group common stock that was intended to reflect the relative performance of the Celera Group.

On July 1, 2008, Applied Biosystems (now Life Technologies) separated the Celera Group reporting unit from Applied Biosystems’ (now Life Technologies’) remaining businesses by means of a redemption of each outstanding share of Celera Group common stock in exchange for one share of common stock of Celera Corporation. Upon the separation, we held all of the businesses, assets and liabilities attributed to the Celera Group and became an independent, publicly-traded company. Our common stock began trading on The NASDAQ Stock Market on July 1, 2008 under the symbol “CRA.”

In November 2008, Applied Biosystems (now Life Technologies) merged with Invitrogen Corporation to form a new company, Life Technologies Corporation (Life Technologies).

We historically have received substantial administrative services and management from Applied Biosystems (now Life Technologies), and we engaged in some related-party transactions with Applied Biosystems (now Life

Technologies). Prior to the split-off, we also benefited from free access to all of Applied Biosystems’ (now Life Technologies’) technology and know-how, and license agreements that Applied Biosystems (now Life Technologies) had entered into with third parties related to intellectual property.

Although we are now an independent public company, we continue to have contractual and commercial relationships with Applied Biosystems (now Life Technologies). We entered into a separation agreement and several related agreements with Applied Biosystems (now Life Technologies) in connection with the split-off. These agreements govern our relationship with Applied Biosystems (now Life Technologies) after the split-off and provide for the allocation of employee benefit, tax and certain other liabilities and obligations attributable to periods before the split-off. These agreements also include arrangements with respect to intellectual property, interim services and a number of ongoing commercial relationships.

Basis of Presentation

Prior to the split-off, Celera was a reportable segment of Applied Biosystems (now Life Technologies) and our financial information was included in Applied Biosystems’ (now Life Technologies’) consolidating financial information. Our consolidated financial statements prior to July 1, 2008 include the assets and liabilities of Applied Biosystems (now Life Technologies) that were specifically attributed to us.

Following the split-off, on July 1, 2008, we became a stand-alone company with our own consolidated financial statements. As a result, the comparability of certain items has been affected, including stockholders’ equity.

In October 2007, we acquired all of the outstanding capital stock of BHL, and substantially all of the assets of Atria Genetics Inc. (Atria), as discussed in Note 2 to our consolidated financial statements. The results of these operations have been included in our consolidated financial statements from the date of their acquisition.

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements and related disclosures, which have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. All significant intracompany transactions and balances have been eliminated in consolidation.

Fiscal Year Change

In July 2008, our Board of Directors approved a change of the Company’s fiscal year from a June 30 fiscal year end to a 52 or 53 week fiscal year generally ending on the last Saturday in December. This Form 10-KT is a Transition Report for the six month transition period ended December 27, 2008.

Revision of Prior Period Financial Statements

During the third calendar quarter of 2008, we identified errors in the tax accounting associated with the split-off from Applied Biosystems (now Life Technologies). The impact of these errors was an understatement of $6.5 million of the tax provision and net loss for the three and twelve months ended June 30, 2008. We assessed the materiality of these errors on the consolidated financial statements for the year ended June 30, 2008, in accordance with the SEC’s Staff Accounting Bulletin No. 99, Materiality and concluded that the errors were not material for either period. We also concluded that correcting the errors during the three months ended September 27, 2008, would have materially misstated the results of the quarter. Accordingly, in accordance with the SEC’s Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the financial statements for the year ended June 30, 2008 have been revised to correct for the immaterial errors and to allow for the correct recording of these transactions.

Set out below are the line items within the consolidated financial statements as of and for the year ended June 30, 2008 that have been impacted by the revisions. The revisions had no net impact on our Consolidated Statement of Cash Flows for the year ended June 30, 2008.

	Year Ended June 30, 2008
(Dollar amounts in thousands except per share amounts)	As Reported	As Revised
Consolidated Statement of Operations
Provision for income taxes	$89,122	$95,576
Net loss	104,064	110,518
Basic and diluted net loss per share	1.31	1.39
Consolidated Statement of Financial Position
Prepaid expenses and other current assets	$32,831	$34,228
Total current assets	416,653	418,050
Total assets	677,357	678,754
Other long-term liabilities	21,162	29,013
Total liabilities	51,604	59,455
Accumulated net loss	941,906	948,360
Total stockholders’ equity	625,753	619,299
Total liabilities and allocated net worth	677,357	678,754

Business Developments

In February 2009, we announced our intention to close our Rockville, Maryland facility by the end of the third quarter of 2009. This facility has historically housed the majority of our proteomic research, and there will be a workforce reduction of approximately 20 positions as a result of this decision. This decision reflects the substantial completion of the research phase of the proteomics projects at Rockville, with the diagnostic lung cancer program expected to be transferred to our Alameda facility for further advancement.

In February 2009, BHL initiated commercialization activities for a cheek (or buccal) swab version of the KIF6 test.

In December 2008, we terminated our strategic alliance with Abbott, effective October 1, 2008, and entered into two new agreements with Abbott. Under a new distribution agreement, Abbott is now the exclusive distributor for a specified group of our diagnostic products. Under a new royalty agreement, we receive royalties on the sale by Abbott of m2000 reagents, instruments, service and related consumables, and Abbott receives royalties on the sale of certain Celera genetic tests.

In December 2008, we launched the AlleleSEQR® Chimerism RUO product, which is capable of differentiating and quantitating mixed DNA samples such as those present in bone marrow transplant recipients.

In November 2008, we entered into a pharmacogenomic agreement with Abbott to assess if genetic variants we have identified can predict how patients may respond to treatment for one of Abbott’s investigational compounds. The identification of treatment response markers may assist in further development of the drug.

In September 2008, together with research collaborators at Brigham and Women’s Hospital, we published data in Atherosclerosis reporting that a variant of the LPA gene is associated with a two-fold higher risk of major cardiovascular events (myocardial infarction, ischemic stroke and cardiovascular death). This study was consistent with our previous findings of an increased risk associated with this LPA variant and showed that the excess risk was eliminated by taking low dose aspirin. This research collaboration has resulted in the filing of a jointly-owned patent application by Brigham and Women’s Hospital and us on this gene variant’s association with cardiovascular events and aspirin benefit. We have obtained an exclusive worldwide royalty-bearing license to Brigham and Women’s Hospital’s interest in the jointly-owned intellectual property.

In July 2008, BHL commercialized a novel, proprietary, blood-based KIF6 testing service. The BHL KIF6 testing service is based on our published research and identifies people that studies show are at elevated risk for coronary heart disease and that may benefit from statin therapy.

Known Trends and Uncertainties Reasonably Likely to Impact Future Results of Operations

Recent global market and economic conditions have been unprecedented and challenging, with tighter credit conditions and recession in most major economies continuing into 2009. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. These factors have led to a decrease in spending by businesses and consumers alike, and a corresponding decrease in global infrastructure spending. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to obtain external debt or equity financing to meet our liquidity needs.

Critical Accounting Estimates

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. In preparing these statements, we are required to use estimates and assumptions. While we believe we have considered all available information, actual results could affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. We believe that, of the significant accounting policies discussed in Note 1 to our consolidated financial statements, the following accounting policies require our most difficult, subjective or complex judgment:

•	Revenues and Accounts Receivable;

•	Asset Impairment;

•	Income Taxes;

•	Share-Based Compensation;

•	Allocation of Applied Biosystems (now Life Technologies) Corporate Expenses; and

•	Allocation of Purchase Price to Acquired Assets and Liabilities in Business Combinations.

Revenues and Accounts Receivable

The following describes only the areas that are most subject to our judgment. Refer to Note 1 to our consolidated financial statements for a more detailed discussion of our revenue recognition policy.

In the normal course of business, we enter into arrangements whereby revenues are derived from multiple deliverables. In these revenue arrangements, we record revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition and when there are multiple deliverables we allocate revenue in accordance with Emerging Issues Task Force Consensus Issue 00-21, Revenue Arrangements with Multiple Deliverables, and related pronouncements. In these revenue arrangements, we record revenue as the separate elements are delivered to the customer if the delivered item is determined to represent a separate earnings process, there is objective and reliable evidence of the fair value of the undelivered item, and delivery or performance of the undelivered item is probable and substantially in our control. Revenues from multiple-element arrangements involving license fees, upfront payments and milestone payments, which are received and/or billable in connection with other rights and services that represent our continuing obligations, are deferred until all of the multiple elements have been delivered or until objective and verifiable evidence of the fair value of the undelivered elements has been established. We determine the fair value of each element in multiple-element arrangements based on the prices charged when the similar elements are sold separately to third parties. If objective and verifiable evidence of fair value of all undelivered elements exists but objective and verifiable evidence of fair value does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the revenues from delivered elements are not recognized until the fair value of the undelivered element or elements has been determined. Contract interpretation is normally required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and if so, how the price should be allocated among the deliverable elements, when to begin to recognize revenue for each element, and the period over which revenue should be recognized.

Our net revenues include patient test service revenues associated with BHL’s operations. We recognize this revenue on completion of the testing process and when the test results are sent to the ordering healthcare provider. Disease management revenue is deferred and recognized over the period when disease management services are available to the patient. Revenues from contract and non-contract payors are recorded net of allowances for differences between amounts billed and estimated receipts based on historical activity. Adjustments to estimated receipts, based on final settlement, are recorded in revenue on settlement.

Our reported net product revenues include our product sales to Abbott and equalization revenue we received from Abbott, prior to the termination of our strategic alliance (see Note 19 to our consolidated financial statements for a description of our relationship with Abbott). Our alliance with Abbott was terminated effective October 1, 2008, and replaced with distribution and royalty agreements. Under the terms of the distribution agreement, we recognize product revenue, net of estimated sales returns and allowances, at the time of shipment. Royalties are recognized as earned under the terms of the royalty agreement.

Prior to the termination of the Abbott alliance agreement, all revenues, costs and expenses of the alliance were shared equally by both parties. Research and development and administrative costs incurred by us in connection with the Abbott alliance prior to its termination, are presented on a gross basis in our consolidated statements of operations. At the end of each reporting period, the two companies compared a statement of revenues and expenses for alliance activities recorded by each party. A calculation was made to determine the amount that needed to be paid to evenly split both the revenue and expenses. The payment to us was referred to as the equalization payment, which we recorded as revenue. The timing and nature of equalization revenue led to fluctuations in both reported revenues and gross margins from period to period due to changes in end-user sales of alliance products and differences in relative operating expenses between the alliance partners.

We recognize royalty revenues when earned over the term of the agreement in exchange for the grant of licenses to use our products or some technologies for which we hold patent rights. We recognize revenue for estimates of royalties earned during the applicable period, based on management’s best estimate, which takes into account historical activity, and make revisions for actual royalties received in the following quarter. Historically, these revisions have not been material to our consolidated financial statements. For those arrangements where royalties cannot be reasonably estimated, we recognize revenue based on royalty statements or the receipt of cash from our licensees.

Upfront nonrefundable license fees are recognized when due under contractual agreement, unless there are specific continuing performance obligations requiring deferral of all or a portion of these fees. If we cannot conclude that a license fee is fixed and determinable at the outset of an arrangement, revenue is recognized as payments from third parties become due.

We have an established process to estimate and review the collectibility of our receivables. Bad debt expense is recorded in SG&A expenses in order to maintain an appropriate level of allowance for doubtful accounts. Receivables are reserved based on specific identification and on their respective aging categories. Our process for determining the appropriate level of the allowance for doubtful accounts involves judgment, and considers the age of the underlying receivables, type of payor, historical and projected collection experience, current economic and business conditions, and other external factors that could affect the collectibility of our receivables. The allowance for doubtful accounts is reviewed for adequacy, at a minimum, on a quarterly basis. An account is written-off against the allowance for doubtful accounts when reasonable collection efforts have been unsuccessful and it is probable the receivable will not be recovered.

Asset Impairment

Inventory

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Reserves for obsolescence and excess inventory are provided based on historical experience and estimates of future product demand. If actual demand is less favorable than our estimates, inventory write-downs may be required.

Investments

Publicly traded minority equity investments are recorded at fair value, with the difference between cost and fair value recorded to accumulated other comprehensive income (loss) within stockholders’ equity. When the fair values of these investments decline below cost, and the decline is viewed as other-than-temporary, the cost basis is written-down to fair value, which becomes the new cost basis, and the write-down is included in current earnings. We determine whether a decline in fair value is other-than-temporary based on the extent to which cost exceeds fair value, the duration of the market decline, the intent to hold the investment, and the financial health of, and specific prospects for, the investee.

Goodwill and Indefinite Lived Intangible Assets

We test goodwill for impairment at the reporting unit level annually, or earlier if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have concluded that our operating segments should be considered as our reporting units for goodwill impairment purposes. If the carrying value of goodwill is determined to be impaired, the amount of goodwill is reduced and a corresponding charge is made to earnings in the period in which the goodwill is determined to be impaired.

In accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, a two-step impairment test is used to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered to be impaired, and the second step of the test is not required. If necessary, the second step of the impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

The first step of the impairment test requires management to make estimates regarding the fair value of the reporting units to which goodwill has been assigned. In determining the fair value of the reporting units, we use a combination of the income approach and the market approach.

Under the income approach, the fair value of the reporting units is estimated based on the present value of expected future cash flows. The income approach is dependent on a number of factors including estimates of forecasted revenue and operating costs, appropriate discount rates and other variables.

Under the market approach, we estimate the value of the reporting units by comparison to similar businesses whose securities are actively traded in the public market. This requires management to make certain judgments about the selection of comparable companies and/or comparable recent company and asset transactions and transaction premiums.

We conducted an impairment test of our goodwill in the quarter ended December 27, 2008 using a combination of the market and income methods. We concluded that the fair value of each reporting unit was in excess of its book value, thereby indicating that no impairment was required. We may be required to record an impairment charge in the future for adverse changes in market conditions or poor operating results of a reporting unit.

Indefinite lived intangible assets are tested for impairment on an annual basis in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. We acquired the Atria and BHL trade names in October 2007; these assets are not subject to amortization and were tested for impairment in the quarter ended December 27, 2008 using an income method approach. The BHL trade name was not considered to be impaired. The book value of the Atria trade name was determined to be in excess of its estimated fair value. As a result of this determination, we recorded an impairment charge of $0.3 million in the Consolidated Statement of Operations for the six months ended December 27, 2008.

Long-Lived Assets

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

Income Taxes

Deferred taxes represent the difference between the tax bases of assets or liabilities, calculated under tax laws, and the reported amounts in our consolidated financial statements. Deferred tax assets include items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded the tax benefit in our consolidated statements of operations or items that have already been included in our tax return income but have yet to be recorded as income in our consolidated statements of operations. We record a valuation allowance against deferred tax assets if it is more likely than not that we will not be able to utilize these assets to offset future taxes. We determine if a valuation allowance is necessary based on estimates of future taxable profits and losses, tax planning strategies and other positive and negative evidence.

The provisions for taxes were determined using the asset and liability approach prescribed by SFAS No. 109, Accounting for Income Taxes. We have historically been included in the consolidated return of Applied Biosystems (now Life Technologies). We recorded federal income tax provisions based on Applied Biosystems’ (now Life Technologies’) consolidated return approach taking into account our relative contribution (positive or negative) to Applied Biosystems’ (now Life Technologies’) consolidated federal taxable income, tax liability, and tax credit positions. Prior to the year ended June 30, 2008, we recorded tax benefits for tax assets that could be used in the current or future periods based on Applied Biosystems’ (now Life Technologies’) consolidated return approach. Tax benefits we acquired in business combinations that were used on an Applied Biosystems (now Life Technologies) consolidated basis were reimbursed to us. Tax benefits generated by us since July 1,

1998, which could be used on a consolidated basis, were also reimbursed to us by Applied Biosystems (now Life Technologies) up to a limit of $75 million.

Under the Celera Diagnostics joint venture agreement, which was restructured during the year ended June 30, 2006 (refer to Note 19 to our consolidated financial statements), Applied Biosystems (now Life Technologies) reimbursed us for federal tax benefits generated by Celera Diagnostics to the extent these tax benefits were used by Applied Biosystems (now Life Technologies). These tax benefits were not subject to the $75 million limit described above. The amounts used by Applied Biosystems (now Life Technologies) that were not reimbursed to us were recorded to the allocated net worth of the Celera and Applied Biosystems Groups.

Prior to the split-off, Applied Biosystems (now Life Technologies) filed state and local income taxes on either a separate, consolidated, or combined basis, depending on the tax laws of the respective jurisdictions. We recorded state and local income tax provisions and related tax payments or refunds based on our contributions to state or local tax liabilities on a separate return basis. However, deferred tax assets determined on a separate return basis that were utilized on Applied Biosystems’ (now Life Technologies’) consolidated or combined returns due to the income of other members of the consolidated or combined group were eliminated from the deferred tax accounts through our net worth. Therefore, the state deferred tax attributes, as reported, reflect those that are available for carryforward on returns as filed.

We regularly assess the likelihood of tax adjustments in each of the tax jurisdictions in which we have operations and account for the related financial statement implications. Determining an appropriate level of tax reserves requires us to exercise judgment regarding the uncertain application of tax law. In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which supplements SFAS No. 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires a two-step approach under which the tax effect of a position is recognized only if it is “more-likely-than-not” to be sustained and the amount of the tax benefit recognized is equal to the largest tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement of the tax position. This is a different standard for recognition than the approach previously required. Both approaches require us to exercise considerable judgment and estimates are inherent in both processes. We adopted the provisions of FIN 48 as of July 1, 2007. As a result of our adoption of FIN 48 we recognized a decrease of $34.9 million to our accumulated net loss relating to our uncertain tax positions (refer to Note 14 to our consolidated financial statements).

Under the terms of the tax matters agreement between Applera and its affiliates and Celera and its affiliates entered into in connection with the split-off, certain tax assets were transferred to Celera. To preserve the allocation of one of the tax assets transferred to us, Applied Biosystems (now Life Technologies) was required to make a specific tax election on its federal tax return for the period ended June 27, 2008. We put Applied Biosystems (now Life Technologies) on notice that the election must be made. Applied Biosystems (now Life Technologies) refused to make the election on its federal tax return filed on March 16, 2009 and, pursuant to applicable tax regulations, that decision is irrevocable. This action has resulted in the elimination of approximately $8.7 million of our non-current deferred tax assets at December 27, 2008. Because of the full valuation allowance against these tax assets, there is no affect on our net deferred tax assets at December 27, 2008. We believe that Applied Biosystems’ (now Life Technologies’) failure to make the election constitutes a material breach of the tax matters agreement. We intend to pursue our rights and remedies with respect to this matter.

Share-Based Compensation

Our Board of Directors has approved the Celera Corporation 2008 Stock Incentive Plan (the Plan) and reserved 20 million shares of our common stock for issuance under the Plan. Prior to the split-off, our employees, as part of Applied Biosystems (now Life Technologies), were granted stock options, restricted stock and restricted stock units related to Celera Group common stock. Applied Biosystems (now Life Technologies) also sponsored an employee stock purchase plan for Celera Group common stock. Refer to Note 13 to our consolidated financial statements for further information.

Effective July 1, 2005, Applied Biosystems (now Life Technologies) adopted the provisions of SFAS No. 123, Share-Based Payment (revised 2004) for all of its share-based compensation plans. SFAS No. 123(R) requires entities to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Applied Biosystems (now Life Technologies) adopted SFAS No. 123(R) using the modified prospective method of transition. This method requires the provisions of SFAS No. 123(R) to be applied to new awards from and after the date of adoption and to any awards that were unvested as of the date of adoption, but did not require prior periods to be restated. We recognize compensation expense for our stock options and restricted shares on a straight-line basis over the requisite service period for the entire grant. The expense associated with shares issued under our historical employee stock purchase plans was recognized as costs were incurred.

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

Allocation of Applied Biosystems (now Life Technologies) Corporate Expenses

Applied Biosystems (now Life Technologies) historically allocated corporate costs relating to general, administrative and shared service activities to its business units using a proportional cost allocation methodology, as discussed below. These services included executive management, legal, risk management, cash management, human resources (including benefits), tax compliance, accounting, information technology, investor relations, external reporting, internal audit and services relating to Applied Biosystems’ (now Life Technologies’) Board of Directors.

Costs associated with specific services provided were determined based on actual usage, transactions processed or estimated proportionate effort. Where costs could not practically be determined by specific utilization, these costs were primarily allocated based on head count, total expenses and revenues attributed to us. We believe the allocations included in our consolidated financial statements are reasonable and have been consistently applied.

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

Results of Operations

The following discussion and analysis relates to our results of operations for the six months ended December 27, 2008 and December 31, 2007, and the years ended June 30, 2008, 2007 and 2006. The selected financial information contained in the table below should be read in conjunction with our consolidated financial statements and accompanying notes.

(Dollar amounts in millions)	Six Months Ended		Years Ended June 30,
	December 27, 2008	December 31, 2007	2008	2007	2006
Net revenues	$93.1	$56.5	$138.7	$43.4	$46.2
Cost of sales	27.5	14.5	39.8	17.6	19.7

Gross margin	65.6	42.0	98.9	25.8	26.5

Selling, general and administrative	52.2	28.2	74.6	30.4	36.8
Research and development	15.6	21.3	40.9	51.7	94.3
Amortization and impairment of purchased intangible assets	5.4	2.1	7.1	—	1.1
Employee-related charges, asset impairments and other	2.3	0.4	7.0	10.3	26.2
Legal settlements	—	—	(1.1)	(2.4)	0.7

Operating loss	(9.9)	(10.0)	(29.6)	(64.2)	(132.6)

(Loss) gain on investments	(3.2)	—	(3.1)	—	7.6
Interest income	4.8	11.6	17.8	27.8	22.4
Interest expense	(6.0)	—	—	—	—
Other (expense) income, net	—	(0.1)	—	0.5	(0.2)

(Loss) income before income taxes	(14.3)	1.5	(14.9)	(35.9)	(102.8)
Benefit (provision) for income taxes	1.2	(0.5)	(95.6)	15.3	39.2

Net (loss) income	$(13.1)	$1.0	$(110.5)	$(20.6)	$(63.6)

The following table sets forth the components of our net revenues from external customers by segment:
(Dollar amounts in millions)	Six Months Ended		Years Ended June 30,
	December 27, 2008	December 31, 2007	2008	2007	2006
Lab Services	$59.3	$21.2	$69.4	$—	$—
Products	21.7	14.2	32.5	25.8	26.8
Corporate	12.1	21.1	36.8	17.6	19.4

Net revenues from external customers	$93.1	$56.5	$138.7	$43.4	$46.2

The following table summarizes our operating income (loss) by segment:
(Dollar amounts in millions)	Six Months Ended		Years Ended June 30,
	December 27, 2008	December 31, 2007	2008	2007	2006
Lab Services	$4.2	$2.0	$3.0	$—	$—
Products	4.0	(6.9)	(11.0)	(21.7)	(17.7)
Corporate	(17.8)	(5.1)	(21.6)	(42.5)	(114.9)
Elimination of intersegment income	(0.3)	—	—	—	—

Operating loss	$(9.9)	$(10.0)	$(29.6)	$(64.2)	$(132.6)

Six Months Ended December 27, 2008 Compared to Six Months Ended December 31, 2007 (Unaudited)

Revenues

Lab Services revenues for the six months ended December 27, 2008 increased $38.1 million compared to the prior year period. Lab Services revenues for the six months ended December 31, 2007 of $21.2 million included revenues of BHL from the date of its acquisition in October 2007. Lab Services revenues for the six months ended December 27, 2008 benefited from increased test volumes and a contribution from KIF6 sales following the launch of BHL’s blood-based test service in July 2008.

Prior to the termination of our alliance agreement with Abbott, effective October 1, 2008, the revenues of our Products segment included product sales to Abbott at cost and equalization revenue received under the alliance agreement. Equalization revenue resulted from an equal sharing of alliance profits and losses between the alliance partners and varied each period depending on the relative income and expense contribution of each partner. Under the terms of our new distribution agreement, Abbott is the exclusive distributor for a specified group of our diagnostic products. Sales under the distribution agreement are made to Abbott at a price that is based on Abbott’s end-user sales price to third parties. Under the terms of our new royalty agreement with Abbott, we receive royalties on sales by Abbott of m2000 reagents, instruments, service and related consumables. Abbott receives royalties on the sale of certain of our genetic tests.

Research and development and administrative costs incurred by us under the terms of the Abbott alliance agreement were presented on a gross basis in our Consolidated Statements of Operations. All revenues, costs and expenses of the alliance, prior to its termination, were shared equally by both parties. The timing and nature of equalization payments led to fluctuations in both reported revenues and gross margins from period to period due to changes in end-user sales of alliance products and differences in relative operating expenses between the alliance partners.

Products revenue for the six months ended December 27, 2008 increased $7.5 million compared to the prior year period. The growth in revenues was primarily due to sales of Atria human leukocyte antigen (HLA) products following the acquisition of Atria in October 2007, higher sales of other Celera-manufactured products to Abbott and royalties from Abbott on the sale of RealTimeTM viral load assays used on the m2000TM system, partially offset by a decrease in equalization revenue. Equalization revenue decreased from $6.9 million for the six months ended December 31, 2007 to $5.3 million for the six months ended December 27, 2008, primarily as a result of the termination of the alliance agreement with Abbott.

Corporate revenue, which primarily consists of royalty, license and milestone payments, decreased $9.0 million for the six months ended December 27, 2008 compared to the prior year period. The prior year period included revenues of $3.0 million from the resale of our cathepsin S inhibitor program to a privately-held drug development company and $2.0 million from Merck and Co., Inc. (Merck) as a result of the cathepsin K inhibitor program entering a Phase III clinical trial. In addition, for the six months ended December 27, 2008 we recognized only one quarterly royalty revenue payment from Cepheid, one of our licensees, compared to two in the prior year period, as we changed our revenue recognition from an accrual basis to a cash-received basis for this license. This change was due to limitations in our ability to estimate the quarterly royalty revenue prior to receipt of payment in the subsequent quarter. Commencing for the quarter ended December 27, 2008, we began recording royalty revenue from this license on a cash-received basis.

Gross Margin

Gross margin for the six months ended December 27, 2008 increased compared to the prior year period primarily as a result of the increase in net revenues.

Gross margin as a percentage of net revenues decreased to 70% for the six months ended December 27, 2008 compared to 74% for the prior year period. This decrease was primarily due to the exclusion of one quarter of the Cepheid royalty revenue and the inclusion of BHL operations for the full six months ended December 27, 2008. The gross margin percentage for the six months ended December 31, 2007 was positively impacted by revenues of $5.0 million derived from our former small molecule business.

Operating Expenses

SG&A expenses increased by $24.0 million for the six months ended December 27, 2008 compared to the prior year period, primarily due to the inclusion of BHL expenses for the full six months ended December 27, 2008. SG&A expenses for BHL included $9.7 million of allowance for doubtful accounts for the six months ended December 27, 2008 compared to $2.2 million for the prior year period. The $9.7 million charge included $1.0 million for a billing dispute with a contractual payor. We have experienced an increased aging of our non-contractual payor and patient receivables as a result of changing and inconsistent payment patterns. Corporate SG&A expenses increased due to infrastructure build-out and transition activities related to our separation from Applied Biosystems (now Life Technologies).

R&D expenses decreased by $5.7 million for the six months ended December 27, 2008 compared to the prior year period primarily due to the completion of certain discovery research and development projects, including reduced proteomic-based target discovery and validation related activities, and associated lower employee costs in the Corporate and Products segments, and the restructuring of our strategic alliance with Abbott.

The increase in amortization and impairment of purchased intangible assets for the six months ended December 27, 2008 compared to the prior year period was due primarily to the acquisitions of BHL and Atria, which occurred in October 2007. We recorded an impairment charge of $0.3 million for the six months ended December 27, 2008 relating to the Atria trade name. An annual impairment test was performed utilizing a discounted cash flow valuation model. The book value of the asset was determined to be $0.3 million in excess of its calculated market value.

Employee-related charges, asset impairments and other expenses of $2.3 million for the six months ended December 27, 2008 included a $1.6 million charge related to the realization of pension costs as a result of the split-off from Applied Biosystems (now Life Technologies). Certain pension costs had been recorded in accumulated other comprehensive income following the adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, at June 30, 2007. The pension plan was terminated following the split-off from Applied Biosystems (now Life Technologies). We also recorded severance costs of $0.8 million for the six months ended December 27, 2008, partially offset by a pre-tax benefit of $0.1 million for a reduction in employee-related costs associated with severance and benefit charges recorded in the year ended June 30, 2007. Employee-related charges, asset impairment and other expenses of $0.4 million for the six months ended December 27, 2007 related to our share of net costs of a patent infringement suit between Abbott and Innogenetics N.V. (Innogenetics). In this lawsuit, Abbott’s sale of Hepatitis C virus, or HCV, genotyping analyte specific reagents, or ASRs, was found to infringe a U.S. patent owned by Innogenetics. Damages of $7.0 million were awarded, and Abbott was ordered to withdraw its products from the market. Innogenetics did not name Celera as a party in this lawsuit, but we had an interest in these products and in the outcome of the litigation because the enjoined products were manufactured by us and sold through our relationship with Abbott. We agreed to share equally the cost of this litigation, including the damage award described above. Abbott appealed the judgment. In April 2008, Abbott and Innogenetics settled the patent infringement suit. The total costs incurred by us, including the initial pre-tax charge of $3.5 million recorded in the year ended June 30, 2007, were $3.9 million. In addition, through June 30, 2008, we recorded $2.9 million of legal fees in operating expenses associated with this litigation, $0.4 million of which were recorded in the year ended June 30, 2008.

Operating Income (Loss)

The increase in the operating income of our Lab Services segment for the six months ended December 27, 2008 compared to the prior year period was primarily due to the inclusion of BHL’s operating results for the full six months ended December 27, 2008.

Our Products segment had operating income for the six months ended December 27, 2008 compared to an operating loss for the prior year period. The change was primarily due to higher revenues as described above and a reduction in operating expenses, partially as a result of the termination of our alliance agreement with Abbott in October 2008.

The increase in the operating loss of our Corporate segment for the six months ended December 27, 2008 compared to the prior year period was primarily due to decreased revenues as described above. Also contributing to the increased operating loss was an additional quarter of amortization of purchased intangible assets related to the BHL and Atria acquisitions, increased SG&A expense, and increased employee-related charges, asset impairments and other expenses, partially offset by lower R&D expenses.

Loss on Investments

The six months ended December 27, 2008 included a $3.2 million loss on investments for an other-than-temporary impairment of our investments in senior debt securities issued by Lehman Brothers Holdings, Inc. and Washington Mutual Bank N.V. The impairment charge resulted from a number of factors, including the magnitude and duration of the decline in market value, the regulatory and economic environment, and changes in the credit rating of the issuers.

Interest Income

Interest income decreased for the six months ended December 27, 2008 compared to the prior year period, primarily due to lower average interest rates combined with lower balances of cash, cash equivalents and short-term investments.

Interest Expense

Under the terms of our new agreements with Abbott, Abbott is required to repay our capital investment in the former alliance. The repayment is to be made in accordance with a specified schedule between 2013 and 2015. As a result of the fixed repayment terms and no imputed interest, we recorded interest expense of $6.0 million for the six months ended December 27, 2008 to discount the receivable to its present value of $24.8 million. This discount will be amortized as non-cash interest income over the scheduled repayment period.

Provision for Income Taxes

The consolidated effective income tax rate for the six months ended December 27, 2008 was a benefit of 8.2%, compared to a provision of 33.3% for the prior year period. The decrease in the provision for income taxes was due to a reduction in the net deferred tax liability, our loss position for the six months ended December 27, 2008 compared to being profitable in the prior year period, and there being a full valuation allowance against the Company’s federal deferred tax assets following the split-off from Applied Biosystems (now Life Technologies). A full valuation allowance was established against our federal deferred tax assets subsequent to the split-off from Applied Biosystems (now Life Technologies) as a result of our historic losses.

Year Ended June 30, 2008 Compared to the Year Ended June 30, 2007

Revenues

Lab Services revenues for the year ended June 30, 2008 represented BHL revenues from the date of its acquisition in October 2007.

Net revenues for our Products segment for the year ended June 30, 2008 increased compared to the prior year primarily due to sales of Atria HLA products, partially offset by lower equalization revenue from Abbott. Atria was acquired in October 2007. Equalization revenue was $14.9 million for the year ended June 30, 2008 compared to $15.5 million for the year ended June 30, 2007.

Corporate revenues for the year ended June 30, 2008 included: $9.6 million from agreements with Siemens Medical Solutions Diagnostics, which included patent licenses for real-time PCR thermal cycling instruments and reagents in the human in vitro diagnostics field; $11.6 million from licenses with Cepheid relating to real-time PCR thermal cycler instruments; $3.0 million from the resale of our cathepsin S inhibitor program to a privately-held drug development company; and $2.0 million from Merck as a result of the cathepsin K inhibitor program entering a Phase III clinical trial. Corporate revenues for the year ended June 30, 2007 included $8.0 million of licensing revenue from Beckman Coulter, Inc. (Beckman Coulter) and $2.5 million from the sale of a small molecule drug discovery and development program to Schering AG (now Bayer Schering Pharma AG).

Gross Margin

The increase in gross margin for the year ended June 30, 2008 compared to the prior year was primarily attributable to the sales of higher margin services and products due to the acquisitions of BHL and Atria, and higher Corporate licensing and royalty revenues.

Operating Expenses

SG&A expenses increased for the year ended June 30, 2008 compared to the prior year primarily due to the inclusion of BHL expenses of $41.0 million for the year ended June 30, 2008. R&D expenses decreased for the year ended June 30, 2008 compared to the prior year primarily due to reduced proteomic-based target discovery and validation related activities.

The amortization of purchased intangible assets for the year ended June 30, 2008 related to the BHL and Atria acquisitions.

Employee related charges, asset impairments and other of $7.0 million for the year ended June 30, 2008, included $3.7 million of professional fees related to the split-off from Applied Biosystems (now Life Technologies), $1.7 million of severance and excess lease charges related to a further reduction of our proteomic-based activities, $1.3 million of severance and benefit costs related to the realignment of our R&D resources and $0.4 million related to our share of net costs of a patent infringement suit between Abbott and Innogenetics described above. This compared to $10.3 million for the year ended June 30, 2007, which included a $6.8 million charge for the impairment of an owned facility that was impaired initially in the year ended June 30, 2006, and a $3.5 million charge related to our estimated share of the costs of the patent infringement suit between Abbott and Innogenetics.

For the year ended June 30, 2007 we also recorded a $0.5 million charge for severance costs related to the reduction of our proteomics-based activities, and a benefit of $0.6 million for a reduction in anticipated employee-related costs associated with severance and benefit charges recorded for the year ended June 30, 2006.

We recorded gains of $1.1 million and $2.4 million for the years ended June 30, 2008 and 2007, respectively, related to the settlement of litigation matters associated with our former Online/Information Business, an information products and service business.

Operating Loss

The operating loss for our Products segment decreased for the year ended June 30, 2008 compared to the prior year primarily due to higher revenues as described above. Also contributing to the decrease were lower employee-related charges, asset impairment and other costs, and reduced development expenditures, partially offset by higher SG&A expenses.

The operating loss for our Corporate segment decreased for the year ended June 30, 2008 compared to the prior year primarily due to the increase in royalty, licenses and milestones revenues as described above. Also contributing to the decrease were lower research expenses for proteomics-based activities and the realignment of our R&D resources, partially offset by the amortization of purchased intangible assets in the year ended June 30, 2008 attributable to the BHL and Atria acquisitions.

Loss on Investments

A loss of $3.1 million was recorded for the year ended June 30, 2008 for an other-than-temporary impairment of a publicly traded minority equity investment. The impairment charge resulted from a number of factors, including the decline in market value, the financial condition, and future prospects for the investee.

Interest Income

Interest income decreased for the year ended June 30, 2008 compared to the prior year primarily due to lower average cash and cash equivalents and short-term investments combined with lower average interest rates.

Provision for Income Taxes

For the year ended June 30, 2008, we recorded a non-cash tax charge of $98.1 million to establish a valuation allowance against our deferred tax assets. As a result of the split-off, we are no longer a member of Applied Biosystems’ (now Life Technologies’) consolidated return. Due to our post split-off separate taxpayer status and history of losses, management determined at the time of the split-off that it was more likely than not that the net deferred tax assets distributed to us in conjunction with the split-off would not be realized. This assessment required significant judgment and analysis of all the positive and negative evidence to determine whether deferred tax assets would more likely than not be realized. Our history of losses was considered significant negative evidence that was difficult to overcome and outweighed the positive evidence as it related to the future realizability of the net federal and state deferred tax assets. Consequently, a full federal valuation allowance was established after having considered reversing deferred tax liabilities. These deferred tax assets are expected to expire between 2009 and 2029, if not used before then. Refer to Note 14 to our consolidated financial statements for further information on income taxes.

Year Ended June 30, 2007 Compared to the Year Ended June 30, 2006

Revenues

Revenues from our Products segment decreased for the year ended June 30, 2007 compared to the prior year. Revenues for the year ended June 30, 2006 included $2.6 million from Paracel Inc. (Paracel), a business we acquired in the year ended June 30, 2000, and made the decision to close in the year ended June 30, 2005. We also reported lower equalization revenue from Abbott for the year ended June 30, 2007, partially offset by higher product sales for the year ended June 30, 2007. Equalization revenue was $15.5 million for the year ended June 30, 2007 compared to $17.8 million for the year ended June 30, 2006.

Corporate revenues included licensing revenue from Beckman Coulter of $8.0 million for the year ended June 30, 2007, $2.5 million and $8.6 million for the years ended June 30, 2007 and 2006, respectively, from the sale of our small molecule drug discovery and development programs, $1.9 million for the year ended June 30, 2006 from the Online/Information Business, and higher royalties for the year ended June 30, 2007 compared with the prior period. Commencing in July 2006, Beckman Coulter began making quarterly payments totaling $20.0 million over ten quarters for diagnostic rights to some technology as part of a legal settlement between Beckman Coulter and Applied Biosystems (now Life Technologies). The last quarterly payment was recorded in the fourth calendar quarter of 2008.

Gross Margin

The decrease in gross margin for the year ended June 30, 2007 compared to the prior year was primarily attributable to lower revenue from the sale of our small molecule programs and lower equalization revenue from Abbott for the year ended June 30, 2007, partially offset by increased licensing and royalty revenues. In addition, the year ended June 30, 2006 included revenues from the Online/Information and Paracel businesses.

Operating Expenses

Both R&D and SG&A expenses decreased for the year ended June 30, 2007 compared to the prior year primarily due to the decision to exit small molecule drug discovery and development in the year ended June 30, 2006.

Employee-related charges, asset impairments and other decreased for the year ended June 30, 2007 compared to the prior year. Charges for the year ended June 30, 2006 related primarily to the decision to exit our small molecule drug discovery and development programs. The costs included $12.8 million of severance charges, $9.8 million of asset impairment charges related primarily to a write-down of the carrying amount of an owned facility to its then estimated current market value less estimated selling costs, as well as write-offs of leasehold improvements and equipment, $1.2 million related to excess lease space and $2.6 million of other charges.

For the year ended June 30, 2006, we recorded a $0.7 million charge related to the settlement of a patent infringement suit filed in March 2003 related to genotyping methods.

Operating Loss

The operating loss of our Products segment for the year ended June 30, 2007 increased compared to the prior year primarily due to lower product revenues as previously described, partially offset by lower SG&A expenses. The year ended June 30, 2007 included a charge of $3.5 million for our estimated share of a damage award in litigation between Abbott and Innogenetics.

The operating loss of our Corporate segment decreased by $72.4 million for the year ended June 30, 2007 compared to the prior year primarily due to lower R&D and SG&A expenses as a result of our decision to exit small molecule drug discovery and development in the year ended June 30, 2006.

Gain on Investments

For the year ended June 30, 2006, we recorded a gain of $7.6 million from the sale of minority equity investments.

Interest Income

Interest income increased for the year ended June 30, 2007 compared to the prior year primarily due to higher average interest rates, partially offset by lower average cash and cash equivalents and short-term investments.

Provision for Income Taxes

The increase in the effective income tax benefit rate for the year ended June 30, 2007 compared to the prior year was primarily attributable to the extension of the R&D tax credit, which included a tax benefit of $1.0 million related to the recognition of the prior year R&D tax credit, as a result of the Tax Relief and Health Care Act of 2006.

Discussion of Financial Resources and Liquidity

We had cash and cash equivalents and short-term investments of $316.5 million at December 27, 2008, $335.0 million at June 30, 2008, and $564.8 million at June 30, 2007. We believe that existing funds are adequate to satisfy our normal operating cash flow needs and planned capital expenditures for at least the next twelve months.

We do not have a revolving credit agreement in place, although we may establish such a facility in the future.

The following table summarizes the components of our financial resources at December 27, 2008, June 30, 2008 and June 30, 2007:

(Dollar amounts in millions)	At December 27, 2008	At June 30,
		2008	2007
Cash and cash equivalents	$72.0	$47.3	$33.3
Short-term investments	244.5	287.7	531.5

Total cash and cash equivalents and short-term investments	316.5	335.0	564.8
Total debt	0.1	0.1	—

We maintain a portfolio of investments in marketable debt securities, which are recorded at fair value. To minimize our exposure to credit risk, we invest in corporate and government securities with strong credit ratings and have established guidelines relative to credit, diversification and maturity with the primary objective of maintaining safety of principal. We do not invest in derivative financial instruments or auction rate securities. Recent global market and economic conditions have become increasingly negative, with tighter credit conditions and recession in most major economies continuing into 2009. Further deterioration in the credit markets may have an adverse effect on the fair value of our investment portfolio.

A prolonged economic downturn or a continuing scarcity of credit could adversely affect the financial condition and levels of business activity of our customers. This may in turn have a corresponding negative impact on our future operating results as our customers may delay payment or suffer business failures that may cause us to record higher allowances for doubtful accounts in the future.

The overall decrease of cash and cash equivalents and short-term investments for the six months ended December 27, 2008 was primarily due to cash used by operating activities, additions to property, plant and equipment and intangible assets, and the impairment of certain securities within our short-term investment portfolio, partially offset by cash provided by financing activities. For the six months ended December 27, 2008, we recorded a decline in the market value of our investment portfolio of $7.1 million caused by market movements. We concluded that of the decline in market value, $3.2 million was other-than-temporary and, as a result, we recorded an impairment charge of $3.2 million in loss on investments in our Consolidated Statement of Operations. We do not believe the unrealized losses represent an other-than-temporary impairment based on our evaluation of available evidence as of December 27, 2008, and our intent to hold these investments until recovery of value or maturity.

The overall decrease of cash and cash equivalents and short-term investments at June 30, 2008 compared to the prior year resulted primarily from the cash acquisitions of BHL and Atria, additions to property, plant and equipment and intangible assets, and cash used by financing activities. The increase in cash and cash equivalents at June 30, 2008 compared to the prior year was primarily due to proceeds from the sales and maturities of available for sale investments, net of purchases, and stock issuances exceeding the amount expended on the acquisitions of BHL and Atria, the purchase of capital assets, and the repayment of debt assumed in the BHL acquisition.

Net cash flows for the six months ended December 27, 2008 and the years ended June 30, 2008, 2007 and 2006 were as follows:

(Dollar amounts in millions)	Six Months Ended December 27, 2008	Years Ended June 30,
		2008	2007	2006
Net cash used by operating activities	$(9.3)	$(7.3)	$(23.6)	$(96.6)
Net cash provided (used) by investing activities	28.7	24.0	(24.0)	135.5
Net cash provided (used) by financing activities	5.3	(2.7)	16.8	(2.1)

Increase in cash and cash equivalents	$24.7	$14.0	$(30.8)	$36.8

Operating Activities

For the six months ended December 27, 2008, income-related cash flow was $18.3 million offset by movements in operating assets and liabilities of $27.6 million. Income-related cash flow represents the net loss for the period adjusted for non-cash charges related to depreciation, amortization and impairment, non-cash interest expense, allowance for doubtful accounts, asset impairments, loss on investments, employee-related charges and other, share-based compensation, deferred income taxes, loss (gain) on disposal of assets and nonreimburseable utilization of tax benefits by Applied Biosystems (now Life Technologies).

The movements in operating assets and liabilities for the six months ended December 27, 2008 were due to: an increase of $17.9 million in accounts receivable attributable primarily to increased revenue and slower collections at BHL; an increase of $8.8 million in prepaid expenses and other assets primarily related to an increase in the investment in the former Abbott strategic alliance and prepaid insurance; a decrease of $2.7 million in accounts payable and other liabilities caused primarily by a decrease in accrued salaries and wages due to the timing of bonus payments, and deferred revenue, partially offset by increased accounts payable caused by the timing of payments; partially offset by a decrease in net inventory of $1.8 million.

For the year ended June 30, 2008, income-related cash flow of $14.2 million was offset by movements in operating assets and liabilities of $21.5 million. The movements in operating assets and liabilities were due to an increase of $21.3 million in accounts receivable due primarily to the acquisition of BHL in October 2007.

Net cash used by operating activities for the year ended June 30, 2007 was $73.0 million lower than for the year ended June 30, 2006. The lower use of cash resulted primarily from lower net cash operating losses and lower working capital requirements in fiscal 2007. Working capital benefited primarily from a lower decrease in accounts payable and other liabilities and higher proceeds from accounts receivable. The lower decrease in accounts payable and other liabilities was primarily due to exiting small molecule drug discovery and development and discontinuing the Online/Information business. The higher proceeds in accounts receivable was primarily due to the collection of receivables in fiscal 2007 related to exiting the small molecule business.

Investing Activities

For the six months ended December 27, 2008, the net cash provided by investing activities of $28.7 million was due primarily to proceeds from the sale and maturity of available-for-sale securities exceeding the purchase of available-for-sale securities by $36.2 million. This was partially offset by additions to property, plant and equipment and intangible assets of $6.8 million, which included $2.6 million for the purchase of machinery and equipment, $1.1 million for the purchase of software licenses, $0.8 million for leasehold improvements at BHL including the build-out of 4myheart Centers, and $2.3 million related to the purchase of technology licenses as a result of the split-off from Applied Biosystems (now Life Technologies).

For the year ended June 30, 2008, the net cash provided by investing activities of $24.0 million was due primarily to proceeds from the sale and maturity of available-for-sale securities exceeding the cost of acquisition of BHL and Atria and the purchase of available-for-sale securities by $27.6 million. This was partially offset by capital expenditures of $4.1 million, primarily related to leasehold improvements at BHL’s laboratory and 4myheart Centers.

Capital expenditures were $2.4 million for the year ended June 30, 2007 and $4.8 million for the year ended June 30, 2006 and consisted of equipment purchases and leasehold improvements, the majority of which related to our diagnostics business. For the year ended June 30, 2007, purchases exceeded the proceeds received from the sales and maturities of available-for-sale investments. For the year ended June 30, 2006, cash was provided from the sales and maturities of available-for-sale investments, net of purchases of available-for-sale investments. In the year ended June 30, 2006 we received proceeds of $9.5 million primarily related to the sale of non-strategic minority equity investments.

Financing Activities

For the six months ended December 27, 2008, the net cash provided by financing activities of $5.3 million included proceeds from the issuance of stock of $4.0 million and a contribution of $1.3 million received from Applied Biosystems (now Life Technologies), as a result of the split-off, towards the cost of replacing technology and software licenses.

For the year ended June 30, 2008, the net cash used by financing activities of $2.7 million was primarily due to the repayment of $10.6 million of debt assumed with the acquisition of BHL, partially offset by proceeds from the issuance of stock of $7.9 million.

For the year ended June 30, 2007, the net cash provided by financing activities of $16.8 million was due to proceeds from the issuance of stock.

In the year ended June 30, 2006, we received proceeds of $9.2 million from the exercise of stock options held by The Institute for Genomic Research (TIGR). TIGR received these options in the year ended June 30, 1999 in connection with the formation of Celera. Also in the year ended June 30, 2006, we paid $30 million to Applied Biosystems (now Life Technologies) as partial consideration for its interest in the Celera Diagnostics joint venture.

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

At December 27, 2008, June 30, 2008 and June 30, 2007, we had no off-balance sheet arrangements or obligations.

Contractual Obligations

Our significant contractual obligations at December 27, 2008 and the anticipated payments under these obligations were as follows:

	Anticipated Payments
(Dollar amounts in millions)	Total	<1 Year	1-3 Years	3-5 Years	Thereafter
Minimum operating lease payments (a)	$31.5	$9.0	$10.9	$3.8	$7.8
Other long-term liabilities (b)	0.2	—	0.2	—	—

Total	$31.7	$9.0	$11.1	$3.8	$7.8

(a)	Refer to Note 16 to our consolidated financial statements for further information.

(b)	We have excluded deferred revenues as they have no impact on our future liquidity.

We adopted FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, on July 1, 2007. As of December 27, 2008, we had $0.1 million of unrecognized tax benefits. This amount represents the tax benefits associated with various tax positions taken, or expected to be taken, on tax returns that have not been recognized in our financial statements due to uncertainty regarding their resolution. This amount has been excluded from the contractual obligations table because we are unable to reasonably predict the ultimate amount or timing of future tax payments. Refer to Note 14 to our consolidated financial statements.

Recently Issued Accounting Pronouncements

Refer to Note 1 to our consolidated financial statements for a description of the effect of recently issued accounting pronouncements.

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

We manage our interest rate risk by maintaining an investment portfolio generally consisting of debt instruments of high credit quality and relatively short maturities. As of December 27, 2008, our cash, cash equivalents and short-term investments were invested in a diversified, liquid portfolio of corporate bonds, treasury and agency securities, as well as asset-backed securities and money market instruments.

To provide an assessment of the interest rate risk associated with our investment portfolio, we considered the volatility of interest rates experienced in prior years as well as the duration of the holdings in our portfolio. We determined that it is reasonably possible that an adverse change of 100 basis points (1.0%) could be experienced in the near term. A hypothetical 1.0% increase in interest rates would result in a decrease in the fair value of our portfolio of $1.6 million. This loss would only be realized if these investments were sold prior to maturity. The decline reflects only the direct impact of the change in interest rates. Other market fluctuations, such as changes in credit risk, could result in additional declines in the value of our investment portfolio.

We do not hedge our equity positions in other companies or our short-term investments. Our exposure on these instruments is limited to changes in quoted market prices. For marketable equity securities, a reasonably possible decline in market prices of approximately 10% in the near term would result in a decrease in their fair value of $0.1 million.

We have minimal exposure to foreign currency risk as our operations are primarily in the U.S. and overseas sales are typically billed in U.S. dollars.

Impact of Inflation and Changing Prices

Inflation and changing prices are monitored and we attempt to minimize the impact of inflation by improving productivity and efficiency through review of both manufacturing capacity and operating expense levels. When operating costs increase, we attempt to recover such costs by increasing, over time, the selling price of our products and services. We believe the effects of inflation have been appropriately managed and therefore have not had a material impact on our historic consolidated operations and resulting financial position.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this Transition Report on Form 10-KT in Item 15. See Part IV, Item 15(a) for an index to the financial statements and supplementary data.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We are responsible for maintaining disclosure controls and procedures, as defined by the Securities and Exchange Commission in its Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of the six month transition period ended December 27, 2008, the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective at the reasonable assurance level.

Report of Management on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

The internal control over financial reporting at the Company was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that:

1.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

2.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;

3.	provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

4.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 27, 2008. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, the Company’s management determined that, as of December 27, 2008, the Company maintained effective internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.

This Transition Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Transition Report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the captions, “Directors and Executive Officers,” “Ownership of Company Stock,” “Board of Directors and Corporate Governance,” and “Proposal 1 — Election of Directors” in our 2009 Proxy Statement is incorporated herein by reference. There were no material changes to the procedures by which stockholders may recommend nominees to our board of directors.

We have adopted and posted on our website (www.celera.com) a copy of the Code of Business Conduct and Ethics for Celera Corporation (Code of Ethics). The Code of Ethics applies to all directors, officers and employees of the Company, including the Company’s Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, and persons performing similar functions and responsibilities who shall be identified by our Audit and Finance Committee from time to time. If any amendments are made to the Code of Ethics or if any waiver, including any implicit waiver, from a provision of the Code of Ethics is granted to the Company’s Principal Executive Officer, Principal Financial Officer or Principal Accounting Officer, we intend to disclose the nature of such amendment or waiver on our website at the address specified above.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the captions, “Board of Directors and Corporate Governance,” and “Executive Compensation” in our 2009 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information under the captions, “Ownership of Company Stock,” and “Equity Compensation Plan Information” in our 2009 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the captions, “Related Party Transactions” and “Board of Directors and Corporate Governance” in our 2009 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the caption, “Proposal 2 — Ratification of Selection of Independent Registered Public Accounting Firm” in our 2009 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Transition Report on Form 10-KT:

			Page
(a)	1.	Financial Statements: Index to Consolidated Financial Statements
		Report of Independent Registered Public Accounting Firm	81
		Consolidated Statements of Operations	82
		Consolidated Statements of Financial Position	83
		Consolidated Statements of Stockholders’ Equity	84
		Consolidated Statements of Cash Flows	85
		Notes to Consolidated Financial Statements	86

	2.	Financial Statement Schedules
		Schedule II — Valuation and Qualifying Accounts	125
		Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying consolidated financial statements or notes thereto.

	3.	Exhibits
		The exhibits listed on the accompanying Exhibit Index immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Transition Report on Form 10-KT.	126

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Celera Corporation:

In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Celera Corporation and its subsidiaries at December 27, 2008, June 30, 2008 and June 30, 2007, and the results of their operations and their cash flows for the six months ended December 27, 2008 and for each of the three years in the period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 14 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain income tax positions, as of July 1, 2007.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 25, 2009

Celera Corporation

Consolidated Statements of Operations

(Dollar amounts in thousands except per share amounts)	Six Months Ended December 27, 2008	Years Ended June 30,
		2008	2007	2006
Net Revenues
Products	$19,887	$32,043	$25,322	$29,183
Services	59,912	70,993	10	397
Royalty, licenses and milestones	13,253	35,632	18,039	16,627

Total Net Revenues	93,052	138,668	43,371	46,207

Cost of Sales
Products	9,997	15,725	17,560	19,683
Services	17,491	24,054	—	—

Total Cost of Sales	27,488	39,779	17,560	19,683

Gross Margin	65,564	98,889	25,811	26,524
Selling, general and administrative	52,150	74,674	30,362	36,784
Research and development	15,623	40,867	51,683	94,327
Amortization and impairment of purchased intangible assets	5,380	7,115	—	1,091
Employee-related charges, asset impairments and other	2,303	6,956	10,342	26,191
Legal settlements	—	(1,100)	(2,357)	675

Operating Loss	(9,892)	(29,623)	(64,219)	(132,544)
(Loss) gain on investments, net	(3,234)	(3,080)	—	7,628
Interest income	4,834	17,809	27,826	22,364
Interest expense	(6,003)	(66)	—	—
Other income (expense), net	—	18	456	(225)

Loss Before Income Taxes	(14,295)	(14,942)	(35,937)	(102,777)
Benefit (provision) for income taxes	1,178	(95,576)	15,311	39,204

Net Loss	$(13,117)	$(110,518)	$(20,626)	$(63,573)

Net Loss per Share
Basic and diluted	$(0.16)	$(1.39)	$(0.26)	$(0.84)

Weighted Average Shares Outstanding (in thousands)
Basic and diluted	80,830	79,491	78,325	75,508

See accompanying notes to consolidated financial statements.

Celera Corporation

Consolidated Statements of Financial Position

(Dollar amounts in thousands)	At December 27, 2008	At June 30,
		2008	2007
Assets
Current assets
Cash and cash equivalents	$72,018	$47,318	$33,359
Short-term investments	244,457	287,726	531,460
Accounts receivable (net of allowances for doubtful accounts of $16,752, $8,489 and $516, respectively)	47,652	39,462	6,258
Inventories, net	7,514	9,316	8,826
Prepaid expenses and other current assets	19,699	34,228	27,669

Total current assets	391,340	418,050	607,572
Property, plant and equipment, net	16,668	10,977	7,386
Goodwill	116,350	116,617	2,663
Intangible assets, net	117,182	120,581	—
Other long-term assets	26,349	12,529	165,084

Total Assets	$667,889	$678,754	$782,705

Liabilities and Stockholders’ Equity
Current liabilities
Loans payable	$62	$123	$—
Accounts payable	8,629	6,091	3,045
Accrued salaries and wages	8,997	10,923	8,858
Accrued taxes on income	190	367	15,489
Other accrued expenses	9,765	9,877	11,821
Deferred revenue	1,811	3,061	325

Total current liabilities	29,454	30,442	39,538
Other long-term liabilities	25,221	29,013	14,999

Total Liabilities	54,675	59,455	54,537

Commitments and contingencies (refer to Note 16)

Stockholders’ Equity
Common stock: par value $0.01 per share; 300,000,000 shares authorized; 81,375,061 shares issued and 81,241,461 shares outstanding at December 27, 2008	814	—	—
Preferred stock: par value $0.01 per share; 10,000,000 shares authorized; zero shares issued and outstanding	—	—	—
Additional paid-in capital	1,581,080	—	—
Accumulated other comprehensive loss	(5,760)	—	—
Treasury stock, at cost; 133,600 shares at December 27, 2008	(1,443)	—	—
Net allocations from Applied Biosystems (now Life Technologies)	—	1,567,659	1,600,926
Accumulated net loss	(961,477)	(948,360)	(872,758)

Total Stockholders’ Equity	613,214	619,299	728,168

Total Liabilities and Stockholders’ Equity	$667,889	$678,754	$782,705

See accompanying notes to consolidated financial statements.

Celera Corporation

Consolidated Statements of Stockholders’ Equity

(Dollar amounts in thousands)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Net Loss	Net Allocations From Applied Biosystems	Total Stock holders’ Equity
Balance at June 30, 2005	$—	$—	$—	$—	$(788,559)	$1,642,480	$853,921
Net loss	—	—	—	—	(63,573)	—	(63,573)
Interest in Celera Diagnostics acquired from Applied Biosystems, net	—	—	—	—	—	(25,646)	(25,646)
Unrealized loss on investments, net	—	—	—	—	—	(698)	(698)
Foreign currency translation adjustments	—	—	—	—	—	250	250
Tax benefit related to employee stock options	—	—	—	—	—	1,130	1,130
Issuances under Celera stock plans	—	—	—	—	—	24,860	24,860
Nonreimburseable utilization of tax benefits by Applied Biosystems	—	—	—	—	—	(61,422)	(61,422)
Share-based compensation	—	—	—	—	—	1,494	1,494

Balance at June 30, 2006	$—	$—	$—	$—	$(852,132)	$1,582,448	$730,316
Net loss	—	—	—	—	(20,626)	—	(20,626)
Minimum pension liability adjustments	—	—	—	—	—	(752)	(752)
Unrealized gain on investments, net	—	—	—	—	—	814	814
Tax benefit related to employee stock options	—	—	—	—	—	2,341	2,341
Issuances under Celera stock plans	—	—	—	—	—	15,715	15,715
Nonreimburseable utilization of tax benefits by Applied Biosystems	—	—	—	—	—	(2,944)	(2,944)
Share-based compensation	—	—	—	—	—	3,304	3,304

Balance at June 30, 2007	$—	$—	$—	$—	$(872,758)	$1,600,926	$728,168
Net loss	—	—	—	—	(110,518)	—	(110,518)
Minimum pension liability adjustments	—	—	—	—	—	(417)	(417)
Unrealized gain on investments, net	—	—	—	—	—	297	297
Tax benefit related to employee stock options	—	—	—	—	—	1,404	1,404
Adoption of FIN 48	—	—	—	—	34,916	—	34,916
Issuances under Celera stock plans	—	—	—	—	—	8,081	8,081
Nonreimburseable utilization of tax benefits by Applied Biosystems	—	—	—	—	—	(49,523)	(49,523)
Share-based compensation	—	—	—	—	—	6,891	6,891

Balance at June 30, 2008	$—	$—	$—	$—	$(948,360)	$1,567,659	$619,299
Allocation following split-off from Applied Biosystems	801	1,569,459	(2,167)	(434)	—	(1,567,659)	—

Balance at July 1, 2008	$801	$1,569,459	$(2,167)	$(434)	$(948,360)	$—	$619,299
Net loss	—	—	—	—	(13,117)	—	(13,117)
Unrealized loss on investments	—	—	(4,822)	—	—	—	(4,822)
Termination of pension plan	—	—	1,229	—	—	—	1,229

Comprehensive loss							(16,710)

Issuances under Celera stock plans	13	7,115	—	(1,009)	—	—	6,119
Tax benefit related to employee stock options	—	253	—	—	—	—	253
Funding from Applied Biosystems as a result of the split-off	—	1,310	—	—	—	—	1,310
Share-based compensation	—	2,943	—	—	—	—	2,943

Balance at December 27, 2008	$814	$1,581,080	$(5,760)	$(1,443)	$(961,477)	$—	$613,214

See accompanying notes to consolidated financial statements.

Celera Corporation

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)	Six Months Ended December 27, 2008	Years Ended June 30,
		2008	2007	2006
Operating Activities
Net loss	$(13,117)	$(110,518)	$(20,626)	$(63,573)
Adjustments to reconcile net loss from operations to net cash used by operating activities:
Depreciation, amortization and impairment	8,380	13,140	6,847	14,252
Non-cash interest expense	6,003	—	—	—
Allowance for doubtful accounts	9,705	9,286	—	—
Asset impairments	—	3,080	6,795	9,855
Loss on investments	3,230	—	—	—
Employee-related charges and other	1,893	2,261	3,547	9,083
Share-based compensation	2,944	6,887	3,303	1,495
Deferred income taxes	(973)	139,636	(12,385)	26,507
Loss (gain) on disposal of assets	292	(91)	—	(6,944)
Nonreimbursable utilization of tax benefits by Applied Biosystems (now Life Technologies)	—	(49,518)	(2,944)	(61,422)
Changes in operating assets and liabilities:
Accounts receivable	(17,895)	(21,264)	3,368	(2,865)
Inventories	1,802	1,011	(592)	1,139
Prepaid expenses and other assets	(8,821)	10,592	(1,405)	(5,157)
Accounts payable and other liabilities	(2,694)	(11,819)	(9,509)	(18,933)

Net Cash Used by Operating Activities	(9,251)	(7,317)	(23,601)	(96,563)

Investing Activities
Additions to property, plant and equipment and intangible assets	(6,826)	(4,138)	(2,440)	(4,844)
Proceeds from maturities of available-for-sale investments	66,810	143,094	274,928	317,008
Proceeds from sales of available-for-sale investments	17,194	327,554	328,732	208,605
Purchases of available-for-sale investments	(47,846)	(228,568)	(623,345)	(390,871)
Acquisitions, net of cash acquired	—	(214,437)	—	—
Investment in Abbott alliance activity, net	(666)	(2)	(1,853)	(3,925)
Proceeds from the sale of assets	—	485	—	9,515

Net Cash Provided (Used) by Investing Activities	28,666	23,988	(23,978)	135,488

Financing Activities
Principal payments on loans payable and debt	(71)	(10,622)	—	—
Payments to Applied Biosystems (now Life Technologies) related to Celera Diagnostics, net	—	—	—	(25,644)
Funding from Applied Biosystems (now Life Technologies) as a result of the split-off	1,310	—	—	—
Proceeds from the issuance of stock, net of taxes withheld and paid	4,046	7,910	16,759	23,536

Net Cash Provided (Used) by Financing Activities	5,285	(2,712)	16,759	(2,108)

Net Change in Cash and Cash Equivalents	24,700	13,959	(30,820)	36,817
Cash and Cash Equivalents at Beginning of Period	47,318	33,359	64,179	27,362

Cash and Cash Equivalents at End of Period	$72,018	$47,318	$33,359	$64,179

See accompanying notes to consolidated financial statements.

Celera Corporation

Notes to Consolidated Financial Statements

1. Accounting Policies and Practices

Organization

Celera Corporation is a diagnostics business that delivers personalized disease management through a combination of products and services incorporating proprietary discoveries.

When used in these notes, references to the “Company” and “Celera” refer to the Celera Group for all periods prior to the completion of the split-off from Applied Biosystems, Inc. (Applied Biosystems), formerly known as Applera Corporation (Applera), which is discussed below under Relationship with Applied Biosystems (now Life Technologies), and to Celera Corporation and its direct and indirect subsidiaries for all periods following the completion of the split-off, in each case, unless the context otherwise requires.

Celera operates through three reporting segments: a clinical laboratory testing service business (Lab Services); a products business (Products); and a segment that includes other activities under corporate management (Corporate). The Lab Services business, conducted through Berkeley HeartLab, Inc. (BHL), offers a broad portfolio of clinical laboratory tests and disease management services designed to help improve cardiovascular disease treatment regimens for patients. The Products business develops, manufactures and oversees the commercialization of molecular diagnostic products, most of which are commercialized through the Company’s distribution and royalty agreements with Abbott Molecular, a subsidiary of Abbott Laboratories. The Corporate segment includes revenues from royalties, licenses, funded collaborations and milestone payments related to the licensing of certain intellectual property and from Celera’s former small molecule and proteomic programs.

Relationship with Applied Biosystems (now Life Technologies)

Prior to July 1, 2008, Celera operated as a reporting segment of Applied Biosystems’, formerly known as Applera, and not as a stand-alone company. Applied Biosystems established the following two classes of common stock, referred to as tracking stocks, which were intended to reflect separately the relative performance of Applied Biosystems’ two businesses:

•	Applied Biosystems Group common stock that was intended to reflect the relative performance of the Applied Biosystems Group; and

•	Celera Group common stock that was intended to reflect the relative performance of the Celera Group.

At the time of the split-off, which was completed on July 1, 2008, each outstanding share of Celera Group common stock was redeemed in exchange for one share of Celera Corporation common stock. In addition, each option to purchase shares of Celera Group common stock and each other security evidencing the right to receive shares of Celera Group common stock issued under employee stock incentive plans and outstanding on the split-off date were converted into a similar option to purchase shares of Celera Corporation common stock, at the same exercise price, or a similar security evidencing the right to receive shares of Celera Corporation common stock.

In November 2008, Applied Biosystems merged with Invitrogen Corporation to form a new company, Life Technologies Corporation (Life Technologies).

Basis of Presentation

Prior to the split-off, Celera was a reporting segment of Applied Biosystems (now Life Technologies) and its financial information was included in Applied Biosystems’ (now Life Technologies’) consolidating financial

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

information. The consolidated financial statements of Celera prior to July 1, 2008 include the assets and liabilities of Applied Biosystems (now Life Technologies) that were specifically attributed to Celera.

Following the split-off, on July 1, 2008, Celera became a stand-alone company with its own consolidated financial statements. As a result, the comparability of certain items has been affected, including stockholders’ equity, which is discussed further in Note 18.

The consolidated financial statements include the financial statements of Celera Corporation and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring adjustments and the revision discussed in this section below) considered necessary for a fair presentation of the information for each period contained therein.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment, intangible assets and goodwill; and valuation allowances for accounts receivable, inventories and deferred income tax assets. Actual results could differ from those estimates.

Fiscal Year Change

In July 2008, Celera’s Board of Directors approved a change of the Company’s fiscal year from a June 30 fiscal year end to a 52 or 53 week fiscal year generally ending on the last Saturday in December. This Form 10-KT is a Transition Report for the six month transition period ended December 27, 2008.

Selected financial information for the six months ended December 27, 2008 and selected unaudited financial information for the six months ended December 31, 2007 is as follows:

	Six Months Ended
(Dollar amounts in millions except per share amounts)	December 27, 2008	December 31, 2007
		(unaudited)
Total net revenues	$93.1	$56.5
Gross margin	65.6	42.0
Operating loss	(9.9)	(10.0)
(Loss) income before income taxes	(14.3)	1.5
Net (loss) income	(13.1)	1.0
Basic and diluted net (loss) income per share	$(0.16)	$0.01

Revision of Prior Period Financial Statements

During the third calendar quarter of 2008, the Company identified errors in the tax accounting associated with the split-off from Applied Biosystems (now Life Technologies). The impact of these errors was an understatement of $6.5 million of the tax provision and net loss for the three and twelve months ended June 30,

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

2008. The Company assessed the materiality of these errors on the consolidated financial statements for the year ended June 30, 2008, in accordance with the SEC’s Staff Accounting Bulletin No. 99, Materiality and concluded that the errors were not material for either period. The Company also concluded that correcting the errors during the three months ended September 27, 2008, would have materially misstated the results of the quarter. Accordingly, in accordance with the SEC’s Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the financial statements for the year ended June 30, 2008 have been revised to correct for the immaterial errors and to allow for the correct recording of these transactions.

Set out below are the line items within the consolidated financial statements as of and for the year ended June 30, 2008 that have been impacted by the revisions. The revision had no net impact on the Company’s Consolidated Statement of Cash Flows for the year ended June 30, 2008.

	Year Ended June 30, 2008
(Dollar amounts in thousands except per share amounts)	As Reported	As Revised
Consolidated Statement of Operations
Provision for income taxes	$89,122	$95,576
Net loss	104,064	110,518
Basic and diluted net loss per share	1.31	1.39
Consolidated Statement of Financial Position
Prepaid expenses and other current assets	$32,831	$34,228
Total current assets	416,653	418,050
Total assets	677,357	678,754
Other long-term liabilities	21,162	29,013
Total liabilities	51,604	59,455
Accumulated net loss	941,906	948,360
Total stockholders’ equity	625,753	619,299
Total liabilities and allocated net worth	677,357	678,754

Recently Issued Accounting Standards

In April 2008, the Financial Accounting Standards Board (FASB) Staff Position (FSP) No. 142-3, Determination of the Useful Life of Intangible Assets, was finalized. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 applies to intangible assets that are acquired individually or with a group of other assets and both intangible assets acquired in business combinations and asset acquisitions. Following the Company’s change of fiscal year end, FSP No. 142-3 is effective for the Company’s first quarter of fiscal 2009, beginning on December 28, 2008. The Company does not believe FSP No. 142-3 will have a material impact on its consolidated results of operations and financial position.

In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157, Fair Value Measurement, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP No. 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Following the Company’s change of fiscal year end, the provisions of FSP No. 157-2 are effective for

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

the Company’s 2009 fiscal year, beginning on December 28, 2008. The Company is currently evaluating the potential impact of the adoption of those provisions of SFAS No. 157 for which effectiveness was delayed by FSP No. 157-2 on its consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) establishes the principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, the goodwill acquired and any noncontrolling interest in the acquiree. SFAS No. 141(R) also establishes the disclosure requirements for a business combination. Following the Company’s change of fiscal year end, the provisions of SFAS No. 141(R) are effective for the Company’s 2009 fiscal year, beginning on December 28, 2008. The adoption of SFAS No. 141(R) may have a significant impact on the accounting treatment of any future acquisition by the Company. The amount of such impact cannot be currently determined and will depend on the nature and terms of such acquisition. The provisions of SFAS No. 141(R) will be applied to any future adjustments made to acquired tax contingencies associated with acquisitions that closed prior to December 28, 2008.

Also in December 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on Issue No. 07-1, Accounting for Collaborative Arrangements. EITF 07-1 defines collaborative arrangements and establishes reporting and disclosure requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. Following the Company’s change of fiscal year end, the provisions of EITF 07-1 are effective for the Company’s 2009 fiscal year, beginning on December 28, 2008. The Company does not believe EITF 07-1 will have a material impact on its consolidated results of operations and financial position.

Also in December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which provides guidance on the presentation of minority interests in the financial statements. This standard requires that minority interest be presented as a component of equity rather than as a “mezzanine” item between liabilities and equity, and also requires that minority interests be presented as a separate caption in the income statement. This standard also requires all transactions with minority interest holders, including the issuance and repurchase of minority interests, be accounted for as equity transactions unless a change in control of the subsidiary occurs. Following the Company’s change of fiscal year end, the provisions of SFAS No. 160 are effective for the Company’s 2009 fiscal year, beginning on December 28, 2008. The Company does not believe SFAS No. 160 will have a material impact on its consolidated results of operations and financial position.

Share-Based Compensation

The Company’s Board of Directors has approved the Celera Corporation 2008 Stock Incentive Plan (the Plan) and reserved 20 million shares of its common stock for issuance under the Plan. The Plan authorizes grants of Celera Corporation common stock options, restricted stock units and other equity awards. Directors, officers and employees may be granted awards under the Plan in a manner that reflects their responsibilities.

Prior to the split-off, Celera employees participated in the Applied Biosystems/Celera Group 1999 Amended and Restated Stock Incentive Plan (Celera Group Plan). As part of the split-off, each option to purchase, or right to receive, shares of Celera Group common stock issued under the Celera Group Plan and outstanding on the split-off date was converted into a similar option to purchase shares of Celera Corporation common stock, at the same exercise price, or a similar security evidencing the right to receive shares of Celera Corporation common stock.

The Company accounts for stock-based compensation expense in accordance with the provisions of SFAS No. 123 (revised 2004), Share-Based Payment. The Company estimates the fair value of stock-based payment

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

awards on the date of grant using the Black-Scholes pricing model, which is affected by the Company’s stock price as well as other assumptions. Forfeitures are estimated such that the Company only recognizes expense for those shares expected to vest, and adjustments are made if actual forfeitures differ from those estimates.

The fair value of Celera stock options granted in the six months ended December 27, 2008 and the years ended June 30, 2008, 2007 and 2006 was estimated at the grant date with the following weighted average assumptions:

	Six Months Ended December 27, 2008	Years Ended June 30,
		2008	2007	2006
Expected option term in years	6	5	5	5
Expected volatility	41%	33%	32%	35%
Risk-free interest rate	3.1%	3.8%	4.6%	4.3%
Expected dividends	0.0%	0.0%	0.0%	0.0%

Expected Option Term

The Company’s expected option term represents the period that the Company’s share-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior.

Option grants made under the Plan to members of the Company’s Board of Directors have a vesting period of three years for grants given upon joining the Board and one year for annual grants given at each meeting of the Company’s stockholders. All other awards under the Plan have a vesting period of four years.

Expected Volatility

The Company used the trading history of its common stock and of Celera Group common stock in determining an estimated volatility factor when using the Black-Scholes option-pricing formula to determine the fair value of options granted.

Risk-Free Interest Rate

The Company based the risk-free interest rate used in the Black-Scholes option-pricing formula on the implied yield currently available on U.S. Treasury zero-coupon issues with the same or substantially equivalent remaining term as the expected term of the Company’s options.

Expected Dividends

The Company has not declared dividends. Therefore, the Company uses a zero value for the expected dividend value factor when using the Black-Scholes option-pricing formula to determine the fair value of options granted.

Cash Equivalents and Short-Term Investments

Cash equivalents consist of highly liquid debt instruments, time deposits, money-market funds and certificates of deposit with original maturities of three months or less at the date of purchase. These instruments are readily convertible into cash.

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

All short-term investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported as a component of stockholders’ equity and comprehensive loss in the Consolidated Statements of Stockholders’ Equity.

Declines in value determined to be other than temporary on available for sale securities are reported in (loss) gain on investments, net in the Consolidated Statements of Operation. This may include losses due to, among other factors, bankruptcy of the issuer and changes in credit quality resulting from the disruption in the capital markets during the latter half of 2008.

Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because these marketable securities are considered by the Company to be available to support current operations. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses recorded in other income (expense), net in the Consolidated Statements of Operations.

Fair Value Measurements

Effective July 1, 2008, Celera adopted SFAS No. 157, Fair Value Measurements, except as it applies to non-financial assets and non-financial liabilities subject to FSP No. 157-2. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1	observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets;

Level 2	observable inputs that reflect unadjusted quoted prices for similar assets or liabilities in active markets, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the assets or liabilities; and

Level 3	unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

In accordance with SFAS No. 157, the Company measures its cash equivalents and marketable securities at fair value. The Company’s cash equivalents and marketable securities are classified within Level 1 or Level 2. The Company’s cash equivalents and marketable securities are valued using quoted market prices or alternative pricing sources utilizing market observable inputs.

Effective July 1, 2008, the Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115, which allows an entity to choose to measure certain financial instruments and liabilities at fair value on a contract-by-contract basis. Subsequent fair value measurement, for the financial instruments and liabilities an entity chooses to measure, will be recognized in earnings. As of December 27, 2008, the Company did not elect such an option for its financial instruments and liabilities.

Investments

Investments for which the Company does not have the ability to exercise significant influence are classified as minority equity investments. Non-marketable minority equity investments are recorded using the cost method

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

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

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Major renewals and improvements that significantly add to productive capacity or extend the life of an asset are capitalized. Repairs, maintenance, and minor renewals and improvements are expensed as incurred. The cost of assets and related depreciation are removed from the Consolidated Statements of Financial Position when assets are disposed of, and any related gains or losses are reflected in earnings.

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

Goodwill

Goodwill represents the excess of purchase price over the net asset value of companies acquired. Goodwill is not amortized but is tested for potential impairment at the reporting unit level, at a minimum on an annual basis, or when indications of potential impairment exist. If the carrying value of goodwill is determined to be impaired, the amount of goodwill is reduced and a corresponding charge is made to earnings in the period in which the goodwill is determined to be impaired.

In accordance with the requirements of SFAS No. 142, Goodwill and Other Intangible Assets, a two-step impairment test is used to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered to be impaired, and the second step of the test is not required. If necessary, the second step of the impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

The first step of the impairment test requires management to make estimates regarding the fair value of the reporting unit to which goodwill has been assigned. In determining the fair value of the reporting units, the Company uses a combination of the income approach and the market approach.

Under the income approach, the fair value of the reporting units is estimated based on the present value of expected future cash flows. The income approach is dependent on a number of factors including estimates of forecasted revenue and operating costs, appropriate discount rates and other variables.

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

Under the market approach, the Company estimates the value of the reporting units by comparison to similar businesses whose securities are actively traded in the public market. This requires management to make certain judgments about the selection of comparable companies and/or comparable recent company and asset transactions and transaction premiums.

Intangible Assets

Intangible assets are amortized using the straight-line method over their expected useful lives, except for customer relationship intangibles. Customer relationship intangibles are amortized on a proportionate basis as the economic benefits of the intangible assets are consumed. In determining the useful life of the customer relationship intangibles, a number of factors were assumed including the customer base, attrition rates including the Company’s ability to renew or extend its relationships with existing customers, as well as any legal, regulatory or contractual provisions that may limit the useful life. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, intangible assets with indefinite useful lives, consisting of acquired trade names, are not amortized but are tested for potential impairment, at a minimum on an annual basis, or when indications of potential impairment exist.

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

Revenues and Accounts Receivable

Service revenues include patient test service revenues associated with BHL’s operations. This revenue is recognized on completion of the testing process and when the test results are sent to the ordering healthcare provider. Disease management revenue is deferred and recognized over the period when disease management services are available to the patient. Revenues from contract and non-contract payors are recorded net of allowances for differences between amounts billed and estimated receipts based on historical activity. Adjustments to estimated receipts, based on final settlement, are recorded in revenue on settlement.

Product revenues include product sales to Abbott, and equalization revenue received under the Abbott alliance agreement, a profit and loss sharing arrangement between the Company and Abbott. The Abbott alliance agreement was terminated effective October 1, 2008 and replaced by a distribution agreement and royalty agreement (refer to Note 19 for a description of the Abbott agreements). Under the terms of the distribution agreement, the Company recognizes product revenue, net of estimated sales returns and allowances, at the time of shipment. Royalties are recognized as earned under the terms of the royalty agreement.

Prior to the termination of the Abbott alliance agreement, all revenues, costs and expenses of the alliance were shared equally by both parties. Research and development and administrative costs incurred by the Company in connection with the alliance are presented on a gross basis in the Consolidated Statements of

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

Operations. At the end of each reporting period, the two companies compared a statement of revenues and expenses for alliance activities recorded by each party. A calculation was made to determine the amount that needed to be paid to evenly split both the revenue and expenses. This payment is referred to as the equalization payment and was recorded by the Company as revenue. The timing and nature of equalization revenue led to fluctuations in both reported revenues and gross margins from period to period due to changes in end-user sales of alliance products and differences in relative operating expenses between the alliance partners.

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

Royalty revenues are recognized when earned over the term of the agreement in exchange for the grant of licenses to use products or some technologies for which Celera holds patent rights. Revenue is recognized for estimates of royalties earned during the applicable period, based on management’s best estimate, which takes into account historical activity, and revisions are made for actual royalties received in the following quarter. Historically, these revisions have not been material to the consolidated financial statements. For those arrangements where royalties cannot be reasonably estimated, revenue is recognized based on royalty statements or on the receipt of cash from the licensees.

Upfront nonrefundable license fees are recognized when due under contractual agreement, unless there are specific continuing performance obligations requiring deferral of all or a portion of these fees. If it cannot be concluded that a licensee fee is fixed or determinable at the outset of an arrangement, revenue is recognized as payments from third parties become due.

In the normal course of business, arrangements are entered into whereby revenues are derived from multiple deliverables. In these arrangements, revenue is recorded in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition and when there are multiple deliverables revenue is allocated in accordance with Emerging Issues Task Force Consensus Issue 00-21, Revenue Arrangements with Multiple Deliverables, and related pronouncements. In these arrangements, revenue is recorded as the separate elements are delivered to the customer if the delivered item is determined to represent a separate earnings process, there is objective and reliable evidence of the fair value of the undelivered item, and delivery or performance of the undelivered item is probable and substantially within the control of the Company. Arrangements with multiple elements or deliverables must be segmented into individual units of accounting based on the separate deliverables only if there is objective and verifiable evidence of fair value to allocate the consideration received to the deliverables. Revenues from multiple-element arrangements involving license fees, upfront payments and milestone payments, which are received and/or billable in connection with other rights and services that represent continuing obligations are deferred until all of the multiple elements have been delivered or until objective and verifiable evidence of the fair value of the undelivered elements has been established. On establishing objective and verifiable evidence of the fair value of the elements in multiple-element arrangements, the fair value is allocated to each element of the arrangement, such as license fees or research collaboration projects, based on the relative fair values of the elements. The fair value of each element in multiple-element arrangements is determined based on objective and verifiable evidence of fair value, which is determined for each element based on the prices charged when similar elements are sold separately to third parties. If objective and verifiable evidence of fair value of all undelivered elements exists but objective and verifiable evidence of fair value does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the revenues from delivered elements are not recognized until the fair value of the undelivered element or elements have been determined. Contract interpretation is normally required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

separate units of accounting for revenue recognition purposes, and if so, how the price should be allocated among the deliverable elements, when to begin to recognize revenue for each element, and the period over which revenue should be recognized.

Research and development contract revenue is recognized as earned, in accordance with the terms of each agreement. Corporate revenues included $0.5 million for the six months ended December 27, 2008 and $1.5 million for the year ended June 30, 2008 related to research and development revenue. There were no amounts recorded for the years ended June 30, 2007 and 2006.

The Company has an established process to estimate and review the collectibility of receivables. Bad debt expense is recorded in SG&A expenses in order to maintain an appropriate level of allowance for doubtful accounts. Receivables are reserved based on specific identification and on their respective aging categories. The process for determining the appropriate level of the allowance for doubtful accounts involves judgment, and considers the age of the underlying receivables, type of payor, historical and projected collection experience, and other external factors that could affect the collectibility of the receivables. The process includes the close monitoring of billings and collection experience, which helps reduce the risks of material revisions to allowance estimates. An account is written-off against the allowance for doubtful accounts when reasonable collection efforts have been unsuccessful and it is probable the receivable will not be recovered.

Allocation of Applied Biosystems (now Life Technologies) Corporate Expenses

Prior to the split-off, Applied Biosystems (now Life Technologies) allocated corporate costs relating to general and administrative activities to its business units. These services included executive management, legal, risk management, cash management, human resources, tax compliance, accounting, information technology, investor relations, external reporting, internal audit and services relating to Applied Biosystems’ (now Life Technologies’) Board of Directors.

Prior to the split-off, costs associated with specific services were determined based on actual usage, transactions processed or estimated proportionate effort. The Consolidated Statements of Operations include $7.2 million, $6.1 million, and $8.9 million for the years ended June 30, 2008, 2007 and 2006, respectively, for such services. Where costs could not practically be determined by specific utilization, allocation was made primarily based on head count, total expenses and revenues attributed to Celera. The Consolidated Statements of Operations include $8.3 million, $7.0 million, and $7.9 million for the years ended June 30, 2008, 2007 and 2006, respectively, for these costs.

Income Taxes

Deferred taxes represent the difference between the tax bases of assets or liabilities, calculated under tax laws, and the reported amounts in the consolidated financial statements. Deferred tax assets include items that can be used as a tax deduction or credit in the Company’s tax return in future years for which a tax benefit has already been recorded in the Consolidated Statements of Operations or items that have already been included in the tax return income but have yet to be recorded as income in the Consolidated Statements of Operations. A valuation allowance is recorded against deferred tax assets if it is more likely than not that the Company will not be able to utilize these assets to offset future taxes. Estimates of future taxable profits and losses, tax planning strategies and other positive and negative evidence is used to determine whether a valuation allowance is necessary.

The provisions for taxes were determined using the asset and liability approach prescribed by SFAS No. 109, Accounting for Income Taxes. Prior to the split-off, the Company was included in the consolidated

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

return of Applied Biosystems (now Life Technologies). The Company recorded federal income tax provisions based on Applied Biosystems’ (now Life Technologies’) consolidated return approach taking into account Celera’s relative contribution (positive or negative) to Applied Biosystems’ (now Life Technologies’) consolidated federal taxable income, tax liability, and tax credit positions. Prior to the year ended June 30, 2008, Celera recorded tax benefits for tax assets that could be used in current or future periods based on Applied Biosystems’ (now Life Technologies’) consolidated return approach. Existing tax benefits acquired in business combinations that were used on an Applied Biosystems (now Life Technologies) consolidated basis were reimbursed to Celera. Tax benefits generated by Celera commencing July 1, 1998, which could be used on a consolidated basis, were reimbursed by the Applied Biosystems (now Life Technologies) to Celera up to a limit of $75 million.

Under the Celera Diagnostics joint venture agreement, which was restructured during the year ended June 30, 2006 (refer to Note 19), Applied Biosystems (now Life Technologies) reimbursed Celera for federal tax benefits generated by Celera Diagnostics to the extent these tax benefits were used by Applied Biosystems (now Life Technologies). These tax benefits were not subject to the $75 million limit described above. The amounts used by Applied Biosystems (now Life Technologies) that were not reimbursed to Celera were recorded to the allocated net worth of each group.

Prior to the split-off, Applied Biosystems (now Life Technologies) filed state and local income taxes on either a separate, consolidated, or combined basis, depending on the tax laws of the respective jurisdictions. Celera recorded state and local income tax provisions and related tax payments or refunds based on its contributions to state or local tax liabilities on a separate return basis. However, deferred tax assets determined on a separate return basis that were utilized on Applied Biosystems’ (now Life Technologies’) consolidated or combined returns due to the income of other members of the consolidated or combined group were eliminated from the deferred tax accounts through Celera’s net worth. Therefore, the state deferred tax attributes, as reported, reflect those that are available for carryforward on returns as filed.

The likelihood of tax adjustments in each of the tax jurisdictions in which Celera has operations and the related financial statement implications are regularly assessed. Determining an appropriate level of tax reserves requires exercising judgment regarding the uncertain application of tax law.

Research and Development

Research and development costs are expensed as incurred. Research and development costs incurred for collaborations where there are specific product deliverables, service meeting defined performances or other design specifications, are recorded in cost of sales. Research and development expenses include employee related costs, supplies and materials, facilities costs, equipment depreciation, contract services, and other outside costs.

Net Loss per Share

Basic and diluted net loss per share has been computed for the six months ended December 27, 2008 using the weighted average number of common shares outstanding for the period.

Net loss per share has been presented for the years ended June 30, 2008, 2007 and 2006 to reflect the capital structure of Celera subsequent to the split-off date. Basic and diluted net loss per share has been computed by dividing the net loss for the year by the weighted average number of shares of Celera Group common stock outstanding for the period.

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

Potentially dilutive securities representing 0.6 million, 1.4 million, 7.3 million and 8.1 million shares of common stock for the six months ended December 27, 2008 and the years ended June 30, 2008, 2007 and 2006, respectively, have been excluded from the computations of diluted net loss per share because their effect would have been anti-dilutive.

Comprehensive Loss

Comprehensive loss encompasses all changes in stockholders’ equity (except those arising from transactions with stockholders) and includes net loss, net unrealized gains or losses on available-for-sale securities and income related to the termination of a pension plan.

2. Acquisitions

Berkeley HeartLab, Inc.

In October 2007, Celera acquired BHL for $193.2 million in cash, including transaction costs. BHL is a cardiovascular healthcare company with a Clinical Laboratory Improvement Amendments of 1988 (CLIA)-certified laboratory that provides a broad portfolio of clinical laboratory tests and disease management services focused on individuals who have cardiovascular disease or lipid or metabolic disorders. The acquisition was funded by available cash.

The purchase price of $193.2 million was allocated to tangible net assets and intangible assets as follows:

(Dollar amounts in millions)
Current assets	$43.5
Long-term assets	6.2
Current liabilities	(19.1)
Long-term liabilities, including deferred tax liability of $41.0	(45.6)

Tangible net liabilities assumed, at approximate fair value	(15.0)

Goodwill	103.3
Customer relationships	67.4
Trademark and trade name	21.8
Existing technology	14.9
Internally developed software	0.8

Total intangible assets	208.2

Total purchase price	$193.2

The recorded values of the intangible assets, other than the trademark and trade name, are being amortized over their expected period of benefit, which on a weighted-average basis is approximately 12 years. An established client list, a recognized company name and a broad portfolio of clinical laboratory tests and disease management services focused on the secondary prevention market were among the factors that resulted in the recognition of goodwill. The goodwill, trademark and trade name are reviewed for impairment as part of Celera’s annual impairment tests. The goodwill recognized is not deductible for federal income tax purposes. The net assets and results of operations of BHL have been included in the consolidated financial statements since the date of the acquisition.

The purchase price allocation was revised during the six months ended December 27, 2008 to reflect a reduction in tax liability of $0.3 million at the date of acquisition. As a result, the goodwill attributable to the Lab Services segment at December 27, 2008 has been reduced by $0.3 million to $103.0 million.

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

In connection with the acquisition, Celera assumed $10.8 million of floating and fixed rate debt (refer to Note 10). As of December 27, 2008, $0.1 million of this debt remained outstanding.

The following selected unaudited pro forma financial information has been prepared assuming the acquisition had occurred at the beginning of each period presented and gives effect to purchase accounting adjustments:

	Years Ended June 30,
(Dollar amounts in millions except per share amounts)	2008	2007
Net revenues	$157.3	$129.1
Net loss	(116.2)	(23.3)
Pro forma basic and diluted loss per share	(1.46)

Unaudited pro forma net loss for the years ended June 30, 2008 and 2007 included $5.8 million of amortization of intangible assets related to this acquisition. This unaudited pro forma data is for informational purposes only and may not be indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of each year presented or of the future operations of the consolidated companies.

Atria Genetics Inc.

In October 2007, Celera acquired substantially all of the assets of Atria for $33.3 million in cash, including transaction costs. Atria’s human leukocyte antigen (HLA) testing products are used for identifying potential donors in the matching process for bone marrow transplantation. The acquisition provides Celera with direct access to tissue typing in the transplantation and bone marrow registry market. The acquisition was funded by available cash.

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

The recorded values of the intangible assets, other than the trademark and trade name, are being amortized over their expected period of benefit, which on a weighted-average basis is approximately 12 years. The relationship with end user customers, line of HLA testing products, core technology and an established name were among the factors that resulted in the recognition of goodwill. The goodwill, trademark and trade name are

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

reviewed for impairment as part of Celera’s annual impairment tests. The entire amount of goodwill is deductible for federal income tax purposes. The net assets and results of operations of Atria have been included in the consolidated financial statements since the date of the acquisition.

In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, the value of the trademark and trade name were tested for impairment at December 27, 2008. The book value was found to be in excess of the market value and, as a result, the related intangible asset has been reduced by $0.3 million to $1.7 million.

The following selected unaudited pro forma financial information has been prepared assuming the acquisition had occurred at the beginning of each period presented and gives effect to purchase accounting adjustments:

	Years Ended June 30,
(Dollar amounts in millions except per share amounts)	2008	2007
Net revenues	$141.1	$51.2
Net loss	(110.1)	(19.2)
Pro forma basic and diluted loss per share	(1.38)

Unaudited pro forma net loss for the years ended June 30, 2008 and 2007 included $0.6 million of amortization of intangible assets related to this acquisition. This unaudited pro forma data is for informational purposes only and may not be indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of each year presented or of the future operations of the consolidated companies.

3. Restructurings

During the year ended June 30, 2006, Celera recorded pre-tax charges related to its decision to exit its small molecule drug discovery and development programs and the integration of Celera Diagnostics into Celera. These charges, which were recorded in employee-related charges, asset impairments and other in the Consolidated Statements of Operation, are set out in the following table:

(Dollar amounts in millions)	Employee- Related Charges	Asset Impairments	Excess Lease Space	Other Disposal Costs	Total
Total charges	$12.8	$9.8	$1.2	$2.6	$26.4
Cash payments	7.9	—	0.2	2.4	10.5
Non-cash activity	—	9.3	—	0.2	9.5

Balance at June 30, 2006	4.9	0.5	1.0	—	6.4
Additional charge	—	6.8	—	—	6.8
Non-cash activity	—	6.8	—	—	6.8
Cash payments	4.2	—	0.7	—	4.9
Reversal of previously established accruals	0.6	—	—	—	0.6

Balance at June 30, 2007	0.1	0.5	0.3	—	0.9
Additional charge	—	0.3	—	—	0.3
Non-cash activity	—	0.3	—	—	0.3
Cash payments	0.1	—	—	—	0.1

Balance at June 30, 2008	—	0.5	0.3	—	0.8
Non-cash activity	—	0.5	0.3	—	0.8

Balance at December 27, 2008	$—	$—	$—	$—	$—

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

The employee-related charges were for severance and related costs primarily for staff reductions in small molecule drug discovery and development. All affected employees had been terminated by June 30, 2007. The asset impairment charges primarily related to a write-down of the carrying amount of an owned facility to its then estimated current market value less estimated selling costs, as well as write-offs of leasehold improvements and equipment. In the year ended June 30, 2007, Celera recorded an additional pre-tax charge of $6.8 million to write-down the carrying amount of this facility. In the year ended June 30, 2008, Celera recorded an additional pre-tax charge of $0.3 million to write-down the carrying amount of this facility. The estimates of market value for this facility were based on third-party appraisals. In the six months ended December 27, 2008 the facility was reclassified from assets held for sale to property, plant and equipment.

During the year ended June 30, 2005, Celera recorded pre-tax charges totaling $4.5 million related to its decision to close the operations of Paracel Inc., a business Celera acquired in the year ended June 30, 2000. The charge consisted of $1.1 million for severance and benefit costs, $1.7 million for excess facility lease expenses and asset impairments, and $1.7 million in cost of sales for the impairment of inventory. The charge for excess facility lease expenses and asset impairments was primarily for a revision to a previously established accrual. All affected employees had been terminated by June 30, 2005. Through December 27, 2008, Celera made cash payments of $5.2 million related to the excess lease space charge. The remaining cash expenditures related to this charge of approximately $1.6 million are expected to be disbursed by June 30, 2011.

4. Short-Term Investments

The fair value of short-term investments and unrealized gains and losses at December 27, 2008, June 30, 2008 and June 30, 2007 were as follows:

(Dollar amounts in millions)	At December 27, 2008	At June 30,
		2008	2007
Certificates of deposit and time deposits	$5.7	$20.7	$25.0
Commercial paper	18.8	24.9	32.4
U.S. government and agency obligations	50.3	45.8	103.7
Corporate bonds	134.9	152.9	236.8
Asset-backed securities	34.8	43.4	133.6

Total short-term investments	$244.5	$287.7	$531.5

Unrealized gains on investments	$1.2	$0.2	$0.2
Unrealized losses on investments	(7.7)	(2.8)	(1.2)

The realized gains and losses associated with short-term investments for the six months ended December 27, 2008 and the years ended June 30, 2008, 2007 and 2006 were as follows:

(Dollar amounts in millions)	Six Months Ended December 27, 2008	Years Ended June 30,
		2008	2007	2006
Realized gains on investments	$0.2	$1.2	$0.5	$0.1
Realized losses on investments	(3.4)	(1.1)	—	(0.1)

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

The following tables show the fair value and the gross unrealized losses for investments that were in an unrealized loss position at December 27, 2008 and June 30, 2008 and 2007, aggregated by category and by the length of time that the individual securities have been in a continuous loss position.

(Dollar amounts in millions)	At December 27, 2008
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$41.5	$(1.9)	$72.5	$(4.2)	$114.0	$(6.1)
Asset-backed securities	25.8	(1.2)	4.6	(0.4)	30.4	(1.6)

Total	$67.3	$(3.1)	$77.1	$(4.6)	$144.4	$(7.7)

(Dollar amounts in millions)	At June 30, 2008
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government and agency obligations	$43.0	$(0.4)	$—	$—	$43.0	$(0.4)
Corporate bonds	78.8	(0.8)	57.5	(1.4)	136.3	(2.2)
Asset-backed securities	16.7	(0.2)	—	—	16.7	(0.2)

Total	$138.5	$(1.4)	$57.5	$(1.4)	$196.0	$(2.8)

	At June 30, 2007
(Dollar amounts in millions)	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S government and agency obligations	$72.9	$(0.2)	$23.1	$(0.3)	$96.0	$(0.5)
Corporate bonds	108.1	(0.3)	19.7	(0.2)	127.8	(0.5)
Asset-backed securities	64.7	(0.1)	9.0	(0.1)	73.7	(0.2)

Total	$245.7	$(0.6)	$51.8	$(0.6)	$297.5	$(1.2)

The unrealized losses on the Company’s investments in corporate bonds and asset-backed securities were caused primarily by changes in credit spreads. Since the onset of the credit crisis in 2008, credit spreads have widened dramatically reflecting higher perceived risk in the markets. This has resulted in an increase in unrealized losses on fixed income portfolios generally. The Company’s investment policy requires new investments to be rated single-A or better at the time of purchase. When investments are evaluated for other-than-temporary impairment, factors considered include the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s ability and intent to hold the investment until recovery in market value or to maturity. For the six months ended December 27, 2008, the Company recorded a $3.2 million loss on investments in the Consolidated Statement of Operations for an other-than-temporary impairment of its holdings in senior debt securities issued by Lehman Brothers Holdings, Inc. and Washington Mutual Bank N.V. As of December 27, 2008, the Company does not consider any of its investments to be other-than-temporarily impaired.

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

The following table summarizes the contractual maturities of available-for-sale securities at December 27, 2008:

(Dollar amounts in millions)	At December 27, 2008
Less than one year	$112.0
Due in one-to-two years	64.6
Due in two-to-five years	67.9

Total	$244.5

Securities classified as trading totaling $6.2 million at December 27, 2008, $6.1 million at June 30, 2008 and $6.8 million at June 30, 2007, have been recorded at fair value with realized and unrealized gains and losses included in net loss in the Consolidated Statements of Operations. These securities were recorded in prepaid expenses and other current assets in the Consolidated Statements of Financial Position. Included in net loss were unrealized net holding losses of $0.1 million for the six months ended December 27, 2008, $0.4 million for the year ended June 30, 2008 and gains of $1.0 million for the year ended June 30, 2007.

5. Financial Instruments

The following table sets forth the Company’s financial assets that were accounted for at fair value at December 27, 2008:

		Fair Value at Reporting Date Using
(Dollar amounts in millions)	Total	Level 1	Level 2	Level 3
Certificates of deposit and time deposits	$5.7	$—	$5.7	$—
Commercial paper	18.8	—	18.8	—
U.S. government and agency obligations	50.3	16.8	33.5	—
Corporate bonds	134.9	—	134.9	—
Asset-backed securities	34.8	—	34.8	—

Short-term investments	244.5	16.8	227.7	—
Cash equivalents	68.6	68.6	—	—
Publicly traded common stock	0.9	0.9	—	—
Deferred compensation and excess savings plan assets	6.2	6.2	—	—

Total assets measured at fair value	$320.2	$92.5	$227.7	$—

Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. Publicly traded common stock represents minority equity investments which are included in other long-term assets in the Consolidated Statements of Financial Position. Deferred compensation and excess savings plan assets, totaling $6.2 million at December 27, 2008, have been classified as trading and have been recorded at fair value with realized gains and losses included in net loss. These assets are included in prepaid expenses and other current assets in the Consolidated Statements of Financial Position.

The Company has classified its investments in equity and debt securities as available-for-sale. Available-for-sale investments are initially recorded at cost with temporary changes in fair value periodically adjusted through comprehensive income. The Company periodically reviews its investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments to their fair value when an other-than-temporary decline has occurred.

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

At December 27, 2008, the Company evaluated its investment portfolio to determine if there had been a decline in market value that was considered to be other-than-temporary. For the six months ended December 27, 2008, the Company concluded that $3.2 million of the decline in market value was other-than-temporary and recorded a charge in loss on investments for an other-than-temporary impairment of investments in senior debt securities issued by Lehman Brothers Holdings, Inc. and Washington Mutual Bank N.V. The impairment charge resulted from a number of factors, including the magnitude and duration of the decline in market value, the regulatory and economic environment, and changes in credit rating of the issuers. Total net unrealized losses of $6.5 million in the investment portfolio at December 27, 2008 were due to market movements and fluctuations in interest rates and have been recorded in accumulated other comprehensive loss in the Consolidated Statements of Financial Position. Management does not believe the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of December 27, 2008. The Company has the intent and ability to hold these investments until recovery of value or maturity.

For the year ended June 30, 2008, a pre-tax charge of $3.1 million was recorded for an other-than-temporary impairment of a publicly traded non-strategic minority equity investment. The impairment charge resulted from a number of factors that were assessed, including the duration of the decline in market value, the financial condition, and future prospects for the investee.

Concentration of Credit Risk

The financial instruments that potentially subject Celera to concentrations of credit risk are cash and cash equivalents, short-term investments, and accounts receivable. Celera attempts to minimize the risks related to cash and cash equivalents and short-term investments by using highly-rated financial institutions and by investing in a broad and diverse range of securities. Guidelines have been established relative to credit ratings and maturities intended to maintain safety and liquidity.

At December 27, 2008, Abbott and Medicare accounted for 19% and 14%, respectively, of net accounts receivable.

6. Inventories

Net inventories included the following components at December 27, 2008, June 30, 2008 and June 30, 2007:

(Dollar amounts in millions)	At December 27, 2008	At June 30,
		2008	2007
Raw materials and supplies	$3.9	$4.5	$5.9
Work-in-process	1.1	2.1	0.4
Finished products	2.5	2.7	2.5

Total inventories, net	$7.5	$9.3	$8.8

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

7. Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 27, 2008, June 30, 2008 and June 30, 2007:

(Dollar amounts in millions)	At December 27, 2008	At June 30,
		2008	2007
Leasehold improvements	$19.7	$15.9	$12.3
Machinery and equipment	41.0	38.0	36.0
Computer software and licenses	12.5	11.4	10.7

Property, plant and equipment, at cost	73.2	65.3	59.0
Accumulated depreciation and amortization	56.5	54.3	51.6

Property, plant and equipment, net	$16.7	$11.0	$7.4

Depreciation expense for property, plant and equipment was $2.7 million for the six months ended December 27, 2008 and $5.9 million, $4.7 million and $10.9 million for the years ended June 30, 2008, 2007 and 2006, respectively.

In connection with the decision to exit its small molecule drug discovery and development programs, Celera decided to pursue the sale of its South San Francisco, California facility. A $9.8 million pre-tax charge was recorded for the year ended June 30, 2006, that represented the write-down of the carrying amount of the facility to its then estimated market value less estimated selling costs, of $11.5 million. The facility was reclassified from property, plant and equipment into assets held for sale and included in prepaid expenses and other current assets in the Consolidated Statements of Financial Position.

In the year ended June 30, 2007, an additional $6.8 million pre-tax charge was recorded to write-down the facility to its then estimated market value less estimated selling costs. In the year ended June 30, 2008, a further $0.3 million pre-tax charge was recorded, representing the write-down of the facility to its then estimated market value less estimated selling costs. The pre-tax charges have been recorded in employee-related charges, asset impairments and other in the Consolidated Statements of Operations.

The Company has continued to market the property but has been unsuccessful in finding a buyer. Given the uncertainty of a future sale, the Company has reclassified the property at December 27, 2008 as “held and used” in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. At December 27, 2008, the property is reflected at its fair value of $4.2 million and is being depreciated over its remaining estimated useful life.

8. Goodwill

Prior to January 2008, the Company operated as one reporting segment. Beginning in January 2008, Celera’s business has been conducted through three reporting segments, Lab Services, Products and Corporate. The goodwill as of June 30, 2007 was assigned to the segments on a relative fair value basis in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

The carrying amount of goodwill in each reporting segment was as follows:

(Dollar amounts in millions)	Lab Services	Products	Corporate	Unallocated	Total
Balance at June 30, 2007	$—	$—	$—	$2.7	$2.7
Goodwill allocated to segments	—	0.4	2.3	(2.7)	—
Goodwill acquired	103.3	10.6	—	—	113.9

Balance at June 30, 2008	103.3	11.0	2.3	—	116.6
Purchase price allocation adjustment	(0.3)	—	—	—	(0.3)

Balance at December 27, 2008	$103.0	$11.0	$2.3	$—	$116.3

For the year-ended June 30, 2008, the increase in goodwill was related to the acquisitions of BHL and Atria (refer to Note 2). BHL’s purchase price allocation was revised during the six months ended December 27, 2008 to reflect a reduction in tax liability of $0.3 million at the date of acquisition.

9. Intangible Assets

Intangible assets consisted of the following at December 27, 2008, June 30, 2008 and June 30, 2007:

(Dollar amounts in millions)	Gross Carrying Amount
	At December 27, 2008	Additions (Impairment)	At June 30, 2008	Additions	At June 30, 2007
Amortized intangible assets:
Acquired technology	$17.6	$—	$17.6	$17.6	$—
Patents and licenses	2.7	2.3	0.4	0.4	—
Customer relationships	85.2	—	85.2	85.2	—
Other	0.9	—	0.9	0.9	—

Total amortized intangible assets	106.4	2.3	104.1	104.1	—
Unamortized intangible assets:
Trade names	23.5	(0.3)	23.8	23.8	—

Total	$129.9	$2.0	$127.9	$127.9	$—

(Dollar amounts in millions)	Weighted Average Life	Accumulated Amortization
		At December 27, 2008	Additions	At June 30, 2008	Additions	At June 30, 2007
Amortized intangible assets:
Acquired technology	8	$2.7	$1.1	$1.6	$1.6	$—
Patents and licenses	7	0.5	0.3	0.2	0.2	—
Customer relationships	13	9.3	3.9	5.4	5.4	—
Other	5	0.2	0.1	0.1	0.1	—

Total amortized intangible assets		12.7	5.4	7.3	7.3	—
Unamortized intangible assets:
Trade names		—	—	—	—	—

Total		$12.7	$5.4	$7.3	$7.3	$—

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, the value of the BHL and Atria trade names were tested for impairment at December 27, 2008. The book value of the Atria trade name was determined to be in excess of the market value and an impairment charge of $0.3 million was recorded in amortization and impairment of purchased intangible assets in the Consolidated Statements of Operations.

Aggregate intangible asset amortization expense was as follows:

(Dollar amounts in millions)	Six Months Ended December 27, 2008	Years Ended June 30,
		2008	2007	2006
Intangible asset amortization expense	$5.4	$7.3	$—	$1.1

Amortization of acquisition-related intangible assets is recorded in amortization and impairment of purchased intangible assets in the Consolidated Statements of Operations.

The estimated intangible asset amortization expense for each of the next five years is shown in the following table. Future acquisitions or impairment events could cause these amounts to change.

(Dollar amounts in millions)
2009	$10.7
2010	10.7
2011	10.5
2012	10.1
2013	8.9

10. Debt and Lines of Credit

Prior to the split-off from Applied Biosystems (now Life Technologies), Celera had access to Applied Biosystems’ (now Life Technologies’) $250 million unsecured revolving credit facility. There were no borrowings outstanding related to Celera under this facility at June 30, 2008 or 2007.

In connection with the acquisition of BHL, Celera assumed $10.8 million of floating and fixed rate debt, mostly secured by BHL’s accounts receivable and certain other fixed assets. At December 27, 2008 and June 30, 2008, $0.1 million of this debt remained outstanding. Refer to Note 2 for additional information on the BHL acquisition.

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

11. Other Balance Sheet Accounts

Other long-term assets consisted of the following at December 27, 2008, June 30, 2008 and June 30, 2007:

(Dollar amounts in millions)	At December 27, 2008	At June 30,
		2008	2007
Investment in Abbott strategic alliance (a)	$—	$10.0	$10.0
Receivable from Abbott (a)	24.8	—	—
Non-current deferred tax asset	—	—	151.2
Other	1.5	2.5	3.9

Other long-term assets	$26.3	$12.5	$165.1

(a)	Following the termination of the alliance effective October 1, 2008, the total net investment at December 27, 2008 has been converted to a long-term receivable of $24.8 million from Abbott. Prepaid expenses and other current assets included $14.7 million and $11.0 million at June 30, 2008 and 2007, respectively, related to the investment in the alliance. Refer to Note 19 for further information.

Other long-term liabilities consisted of the following at December 27, 2008, June 30, 2008 and June 30, 2007:

(Dollar amounts in millions)	At December 27, 2008	At June 30,
		2008	2007
Deferred compensation	$6.2	$6.1	$6.8
Deferred tax liability	15.7	16.0	—
Patent liability	—	—	2.8
Accrued pension benefits	—	2.4	2.2
Other	3.3	4.5	3.2

Long-term liabilities	$25.2	$29.0	$15.0

Other accrued expenses consisted of the following at December 27, 2008, June 30, 2008 and June 30, 2007:

(Dollar amounts in millions)	At December 27, 2008	At June 30,
		2008	2007
Restructuring	$1.2	$1.6	$2.6
Litigation	—	—	3.5
Other	8.6	8.3	5.7

Other accrued expenses	$9.8	$9.9	$11.8

12. Stock

Capital Stock

The capital stock of the Company consists of 310,000,000 shares, 300,000,000 of which are designated common stock, par value $0.01 per share, and 10,000,000 of which are designated preferred stock, par value $0.01 per share.

As part of the split-off from Applied Biosystems (now Life Technologies), each outstanding share of Celera Group common stock was redeemed in exchange for one share of Celera Corporation common stock.

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

Immediately following the split-off, approximately 80.0 million shares of Celera Corporation common stock were outstanding, based on the same number of shares of Celera Group common stock outstanding as of June 30, 2008. No shares of preferred stock were outstanding following the split-off.

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

The Company does not anticipate paying any dividends on its common stock in the foreseeable future because it expects to retain any future earnings for use in the operation and expansion of the business. The amount and payment of any dividends in the future will be at the discretion of the Board of Directors and will depend, among other things, on the Company’s financial condition, results of operations, cash requirements, future prospects and other factors that may be considered relevant by the Board of Directors.

Treasury Stock

The Company’s treasury shares are recorded at aggregate cost.

Treasury stock consists of Celera Corporation common stock previously deferred under Applied Biosystems’ (now Life Technologies’) Director Stock Purchase and Deferred Compensation Plans, and shares of Celera Corporation common stock reacquired by the Company to satisfy tax withholding obligations upon the vesting of shares of certain restricted stock awards. During the six months ended December 27, 2008, 0.1 million shares were reacquired by the Company to satisfy tax withholding obligations and $1.0 million was recorded as treasury stock.

The changes in shares issued and held in treasury are summarized below:

(Shares in millions)	Issued
Balance at June 30, 2006	77.3
Issuance of shares	1.7

Balance at June 30, 2007	79.0
Issuance of shares	1.0

Balance at June 30, 2008	80.0
Issuance of shares	1.4

Balance at December 27, 2008	81.4

(Shares in millions)	Treasury
Balance at June 30, 2008, 2007 and 2006	—
Reacquired shares	0.1

Balance at December 27, 2008	0.1

13. Share-Based Compensation

Prior to the split-off from Applied Biosystems (now Life Technologies), Celera’s employees, as part of Applied Biosystems (now Life Technologies), were granted stock options, restricted stock and restricted stock

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

units related to Celera Group common stock. As a result, the following disclosures include share-based compensation information relating to Celera Corporation common stock and Celera Group common stock.

Total share-based compensation expense under the provisions of SFAS No. 123(R) was as follows:

(Dollar amounts in millions)	Six Months Ended December 27, 2008	Years Ended June 30,
		2008	2007	2006
Pre-tax share-based compensation expense	$2.9	$6.8	$3.3	$1.5
Tax benefit	—	2.1	0.9	0.3

Net share-based compensation expense	$2.9	$4.7	$2.4	$1.2

The share-based compensation expense for the six months ended December 27, 2008 included $0.5 million related to the accelerated vesting of Applied Biosystems (now Life Technologies) stock awards held by Celera employees following the merger of Applied Biosystems (now Life Technologies) with Invitrogen.

As of December 27, 2008, there was $9.2 million of total unrecognized compensation expense related to Celera stock options and restricted stock units that is expected to be recognized over a weighted average period of approximately 1.8 years.

Share-Based Plans

As of December 27, 2008, approximately 12.4 million shares of Celera Corporation common stock were available for the grant of awards under the Celera Corporation 2008 Stock Incentive Plan (the Plan). Share-based exercises of Celera Corporation common stock are settled with a combination of treasury and newly issued shares.

Prior to the split-off, the Applied Biosystems/Celera Group 1999 Amended and Restated Stock Incentive Plan (Celera Group Plan) authorized grants of Celera Group stock options, restricted stock units, and other equity awards. Directors, officers, employees, and consultants were granted awards under the Celera Group Plan in a manner that reflected their responsibilities.

Stock Options

Prior to the split-off, options granted to Celera employees allowed them to purchase shares of Celera Group common stock under the terms of the plans under which they were issued. In addition, members of Applied Biosystems’ (now Life Technologies’) Board of Directors received Celera Group stock options for their service on Applied Biosystems’ (now Life Technologies’) board. Celera Group stock options were issued at their fair market value at grant date. With the exception of Celera Group stock options granted in the fourth quarter of the year ended June 30, 2005, as discussed below, Celera Group stock options generally vested equally over a four-year service period and expire ten years from the grant date.

During the year ended June 30, 2005, Applied Biosystems’ (now Life Technologies’) Board of Directors approved the grant of options to purchase 1.3 million shares of Celera Group common stock to some employees, including executive officers. These options have a term of ten years from the grant date, and were fully vested and exercisable as of the grant date. However, Celera Group common stock acquired on the exercise of these options is subject to a restriction on transfer (covering sales, gifts, pledges, and any other method of disposition). The transfer restriction will lapse, for each grant of options to purchase Celera Group common stock, on 25% of the shares covered by these grants on each of the first four anniversaries of the grant date. Also, the transfer restriction will lapse in full on termination of employment for any reason.

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

Effective on the split-off, each of the outstanding options to acquire Celera Group common stock, including those described above, was converted into an option to acquire shares of Celera Corporation. A summary of option activity under the Plan as of December 27, 2008, and changes during the six months then ended, is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In millions)
Outstanding at June 30, 2008	6,181,531	$18.32
Granted	327,500	11.69
Exercised	(894,086)	8.79
Cancelled	(122,174)	29.40

Outstanding at December 27, 2008	5,492,771	$19.23	4.5	$2.0

Vested or expected to vest at December 27, 2008 (a)	5,366,703	$19.37	4.4	$2.0

Exercisable at December 27, 2008	4,509,496	$20.51	3.7	$1.8

(a)	The expected to vest amount represents the unvested Celera stock options as of December 27, 2008 less estimated forfeitures.

The weighted-average grant-date fair value of options granted was $5.12 for the six months ended December 27, 2008 and $5.38, $5.51 and $4.36, for the years ended June 30, 2008, 2007 and 2006, respectively. Cash received from stock option exercises was $7.9 million for the six months ended December 27, 2008 and $7.9 million, $16.8 million and $23.5 million for the years ended June 30, 2008, 2007 and 2006, respectively. The total intrinsic value of stock awards exercised was $2.3 million for the six months ended December 27, 2008 and $3.9 million, $6.8 million and $3.5 million for the years ended June 30, 2008, 2007 and 2006, respectively.

Restricted Stock Units

Restricted stock units represent rights to receive shares of Celera common stock on the satisfaction of applicable vesting conditions. Restricted stock units with service conditions vest in four equal annual installments, their fair value being determined based on the price of Celera shares on the grant date. Restricted stock units with performance conditions vest in various increments based on the terms of the awards and attainment of performance targets. At grant date, an initial assessment is made of which performance targets will be met. During the performance period, the Company continues to monitor whether the initial assessment is still valid and the accruals are adjusted if it becomes apparent that a different target level is more likely to be achieved. By the end of the requisite period, compensation expense is recognized to the extent the performance target is ultimately achieved.

The weighted-average grant-date fair value of restricted stock units granted was $10.96 for the six months ended December 27, 2008 and $13.88, $15.05 and $11.41 for the years ended June 30, 2008, 2007 and 2006, respectively.

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

A summary of restricted stock unit activity under the Plan as of December 27, 2008, and changes for the six months then ended, is presented below:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at June 30, 2008	1,188,877	$14.49
Granted	15,000	10.96
Vested	(226,004)	13.99
Cancelled	(139,453)	14.91

Nonvested at December 27, 2008	838,420	14.50

Restricted Stock

Prior to the split-off, certain employees and non-employee directors were granted shares of Celera Group restricted stock that vest when certain continuous employment/service restrictions and/or specified performance goals were achieved. The fair value of the restricted stock is generally expensed over the restricted periods. The periods may vary depending on the estimated achievement of performance goals.

A summary of restricted stock activity under the Plan as of December 27, 2008, and changes for the six months then ended, is presented below:

	Number of Units	Weighted- Average Grant-Date Fair Value
Nonvested at June 30, 2008	43,705	$13.24
Vested	(43,705)	13.24

Nonvested at December 27, 2008	—	—

The total fair value of shares vested, including restricted stock units and restricted stock, for the six months ended December 27, 2008 and the years ended June 30, 2008, 2007 and 2006 was $5.3 million, $2.1 million, $0.9 million and $0.4 million, respectively.

Employee Stock Purchase Plans

Prior to the split-off, employees could participate in the Applied Biosystems’ (now Life Technologies’) stock purchase plan. This plan gave employees the right to purchase shares of Celera Group common stock. Employees were eligible to participate through payroll deductions of up to 10% of their compensation. Celera Group common stock was purchased at 85% of the lower of the average market price at the beginning or the end of each three month offering period. Under the provisions of SFAS No. 123(R), expense was recorded under these stock purchase plans of $0.7 million in each of the years ended June 30, 2008, 2007 and 2006.

The number of Celera Group shares issued under Applied Biosystems’ (now Life Technologies’) employee stock purchase plan was 248,000, 242,000 and 335,000 for the years ended June 30, 2008, 2007 and 2006, respectively.

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

Director Stock Purchase and Deferred Compensation Plan

Applied Biosystems (now Life Technologies) adopted a Director Stock Purchase and Deferred Compensation Plan in 1993 that permitted Applied Biosystems’ (now Life Technologies’) non-employee directors to apply all or a portion of their annual retainer and other board fees to the purchase of common stock. Prior to the split-off, purchases of Celera Group common stock were made in a ratio approximately equal to the number of shares of Celera Group common stock outstanding. The purchase price was the fair market value on the date the retainer was earned. At December 27, 2008, 29,902 shares of Celera Corporation common stock were deferred under the Director Stock Purchase and Deferred Compensation Plan and are treated as vested Celera stock units for accounting purposes.

14. Income Taxes

Earnings and taxes are primarily derived from U.S. sources.

The benefit (provision) for income taxes from operations for the six months ended December 27, 2008 and the years ended June 30, 2008, 2007 and 2006 consisted of the following:

(Dollar amounts in millions)	Six Months Ended December 27, 2008	Years Ended June 30,
		2008	2007	2006
Current	$0.2	$41.3	$0.6	$64.6
Deferred	1.0	(136.9)	14.7	(25.4)

Total benefit (provision) for income taxes	$1.2	$(95.6)	$15.3	$39.2

A reconciliation of the federal statutory tax rate to the actual benefit (provision) for income taxes for the six months ended December 27, 2008 and the years ended June 30, 2008, 2007 and 2006 is set forth in the following table:

(Dollar amounts in millions)	Six Months Ended December 27, 2008	Years Ended June 30,
		2008	2007	2006
Federal statutory rate	35%	35%	35%	35%

Tax at federal statutory rate	$5.0	$5.2	$12.6	$36.0
State income taxes	0.7	—	—	—
Valuation allowance	(4.9)	(98.1)	—	—
Non-deductible costs related to the split-off	(0.1)	(1.8)	—	—
R&D tax credit	0.3	(0.3)	2.9	3.4
Non-deductible stock compensation expense	—	(0.2)	(0.2)	(0.2)
Non-deductible compensation expense	—	(0.2)	—	—
Indefinite lived intangibles	(0.1)	—	—	—
Termination of pension plan	0.3	—	—	—
Meals and entertainment	—	(0.2)	—	—

Total benefit (provision) for income taxes	$1.2	$(95.6)	$15.3	$39.2

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

Significant components of deferred tax assets and liabilities at December 27, 2008, June 30, 2008 and June 30, 2007 are summarized below:

(Dollar amounts in millions)	At December 27, 2008	At June 30,
		2008	2007
Deferred tax assets:
Depreciation	$2.4	$7.5	$6.7
Inventories	1.7	1.0	1.0
Postretirement and postemployment benefits	—	0.6	0.4
Unrealized losses on investments	3.6	0.6	5.8
Allowance for doubtful accounts	6.7	2.8	0.2
Stock compensation	4.6	2.5	2.1
Compensation	1.0	1.8	1.4
Other accruals	2.3	5.0	3.2
Tax credit and loss carryforwards	50.2	36.9	66.9
Capitalized R&D expense	48.7	65.0	61.6
Intangible assets	—	—	3.1
State taxes, net of federal benefit (a)	1.7	11.9	20.7
Restructuring reserve	5.8	—	—
Present value discount of long-term receivable from Abbott	2.3	—	—

Subtotal	131.0	135.6	173.1
Valuation allowance – U.S. federal and states	(107.0)	(103.6)	(20.7)

Total deferred tax assets	24.0	32.0	152.4

Deferred tax liabilities:
Intangible assets	37.0	46.0	—

Total deferred tax liabilities	37.0	46.0	—

Total net deferred tax (liabilities) assets	$(13.0)	$(14.0)	$152.4

Total current deferred tax asset	$2.7	$2.0	$1.2
Total non-current deferred tax (liabilities) assets	(15.7)	(16.0)	151.2

Total net deferred tax (liabilities) assets	$(13.0)	$(14.0)	$152.4

(a)	Represents state deferred tax assets not included in the above categories.

Prior to the split-off from Applied Biosystems (now Life Technologies), losses were absorbed by income at the Applied Biosystems (now Life Technologies) level and therefore there were no net operating loss carryforwards at June 30, 2008 other than losses that were a result of various acquisitions of approximately $30.4 million, on a tax affected basis.

Subsequent to the split-off, Celera generated $7.0 million of U.S. federal and state net operating losses on a tax effected basis. In addition, Celera generated $0.4 million of U.S. federal and state credits.

These losses will expire between 2009 and 2029. The Internal Revenue Code has limited the amount of the acquired net operating loss carryforwards that can be used annually to offset future taxable income as a result of these acquisitions. The Company also has U.S. federal credit carryforwards of $8.0 million that expire between 2009 and 2029.

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

The net operating loss carryforward includes $2.0 million, on a tax effected basis, related to excess employee stock option deductions, the benefit from which will be recorded in additional paid-in capital when utilized in future years. For the six months ended December 27, 2008, $0.3 million of excess employee stock option deductions were recorded to additional paid-in capital.

The valuation allowance of $107.0 million at December 27, 2008, increased by $3.4 million compared to June 30, 2008, primarily due to net increases in tax credits and net operating loss carryforwards.

The valuation allowance of $103.6 million at June 30, 2008, increased by $82.9 million compared to June 30, 2007, primarily due to the split-off from Applied Biosystems (now Life Technologies). Prior to the split-off, Celera recorded a non-cash tax charge of $98.1 million to increase the valuation allowance against its deferred tax assets. As a result of the split-off, Celera will no longer be a member of Applied Biosystems’ (now Life Technologies’) consolidated return. Due to Celera’s post split-off separate taxpayer status and history of losses, management determined that it was more likely than not that the net deferred tax assets distributed to Celera in conjunction with the split-off will not be realized. Consequently, a full federal valuation allowance was established after having considered reversing deferred tax liabilities. These deferred tax assets are expected to expire between 2009 and 2022, if not used before then.

At June 30, 2007, the valuation allowance was $20.7 million, which entirely related to state deferred tax assets. The valuation allowance increased by $1.7 million for the year ended June 30, 2007, from $19.0 million at June 30, 2006, primarily due to changes in temporary differences. A state valuation allowance is maintained for future tax deductions and carryforwards, since the Company believes it is more likely than not that it may not generate sufficient income, of the appropriate character, and in the particular jurisdictions, to realize the benefits before the carryforward periods expire.

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

As a result of the adoption of FIN 48, the Company recognized a decrease of $34.9 million to its opening accumulated net loss relating to uncertain tax positions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollar amounts in millions)
Unrecognized income tax benefits at July 1, 2007	$5.6
Increases from prior-period positions	0.4
Decreases from prior-period positions	(2.0)

Unrecognized income tax benefits at June 30, 2008	4.0
Decreases from prior-period positions	(3.9)

Unrecognized income tax benefits at December 27, 2008	$0.1

The unrecognized income tax benefits at June 30, 2008, included $3.6 million related to deferred tax assets that were allocated to the Company under Applied Biosystems’ (now Life Technologies’) tax accounting

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

policies. Following the split-off, these deferred tax assets remained with Applied Biosystems (now Life Technologies) as did the related unrecognized income tax benefits of $3.6 million. The Company does not believe that the total amount of unrecognized tax benefits will increase or decrease significantly within the next twelve months.

The Company has recognized an immaterial amount of interest and penalties related to uncertain tax positions in its provision for income taxes.

The Company files U.S. federal and various state income tax returns. The U.S. statutes of limitation are open for the fiscal tax years 2004 forward. The Company is not currently under any income tax audits. Under the tax matters agreement between Applied Biosystems (now Life Technologies) and the Company (refer to Note 16), it is expected that Applied Biosystems (now Life Technologies) generally will be responsible for the payment of all taxes attributable to Celera’s operations prior to the split-off.

Under the terms of the tax matters agreement between Applera and its affiliates and the Company and its affiliates entered into in connection with the split-off, certain tax assets were transferred to Celera. To preserve the allocation of one of the tax assets transferred to the Company, Applied Biosystems (now Life Technologies) was required to make a specific tax election on its federal tax return for the period ended June 27, 2008. The Company put Applied Biosystems (now Life Technologies) on notice that the election must be made. Applied Biosystems (now Life Technologies) refused to make the election on its federal tax return filed on March 16, 2009 and, pursuant to applicable tax regulations, that decision is irrevocable. This action has resulted in the elimination of approximately $8.7 million of Celera’s non-current deferred tax assets at December 27, 2008. Because of the full valuation allowance against these tax assets, there is no affect on the Company’s net deferred tax assets at December 27, 2008.

The Company believes that Applied Biosystems’ (now Life Technologies’) failure to make the election constitutes a material breach of the tax matters agreement. The Company intends to pursue its rights and remedies with respect to this matter.

15. Retirement and Other Benefits

Pension Plans, Retiree Healthcare and Life Insurance Benefits

Prior to the split-off from Applied Biosystems (now Life Technologies), a small number of Celera employees participated in Applied Biosystems’ (now Life Technologies’) pension and postretirement benefit plans. Benefits provided under Applied Biosystems’ (now Life Technologies’) defined benefit pension plans are generally based on years of service and compensation during active employment. The accrual of future service benefits for the qualified defined benefit pension plan was frozen as of June 30, 2004. Prior to the split-off, Applied Biosystems (now Life Technologies) also sponsored nonqualified supplemental benefit plans in which a small number of Celera employees participated. These supplemental plans were unfunded.

Subsequent to the split-off, Celera adopted a non-qualified deferred compensation and excess savings plan similar to the plans offered by Applied Biosystems (now Life Technologies).

Prior to the split-off, Celera’s President and Chief Executive Officer participated in Applied Biosystems’ (now Life Technologies’) supplemental executive retirement plan. Celera froze this plan and transferred the value of the benefit at June 30, 2008 to the Celera Corporation Non-Qualified Savings and Deferral Plan. No further contributions to the supplemental executive retirement plan will be made by the Company and the benefit will only be available to Celera’s President and Chief Executive Officer upon termination or retirement.

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

The net periodic benefit expense allocated to the Company associated with Applied Biosystems’ (now Life Technologies’) employee benefit plans for the years ended June 30, is shown in the table below. These amounts represent the Company’s share of Applied Biosystems’ (now Life Technologies’) contributions to the plan. Accordingly, there was no benefit expense recognized for the six months ended December 27, 2008. As a result of the split-off, liabilities for Celera eligible employees for the qualified domestic pension and postretirement benefit plans will remain with Applied Biosystems (now Life Technologies).

(Dollar amounts in millions)	Pension	Post-Retirement
2008	$1.2	$0.1
2007	1.1	0.1
2006	0.5	0.1

Savings Plans

Prior to the split-off, Celera’s employees participated in Applied Biosystems’ (now Life Technologies’) 401(k) savings plan. Following the split-off, Celera offers a tax-qualified 401(k) savings plan to all eligible employees. Contributions to the plans on behalf of the employees, net of plan forfeitures, were $0.5 million for the six months ended December 27, 2008 and $1.4 million, $1.4 million and $2.6 million for the years ended June 30, 2008, 2007 and 2006, respectively.

16. Commitments, Contingencies, and Guarantees

Future minimum payments at December 27, 2008 under non-cancelable operating leases for real estate and equipment were as follows:

(Dollar amounts in millions)
2009	$9.0
2010	7.1
2011	3.8
2012	1.9
2013	1.9
2014 and thereafter	7.8

Total	$31.5

Rental expense was $3.3 million for the six months ended December 27, 2008 and $6.3 million, $5.1 million, and $8.1 million for the years ended June 30, 2008, 2007 and 2006, respectively. Rent expense associated with operating leases that include scheduled rent increases and tenant incentives, such as rent holidays, is recorded on a straight-line basis over the term of the lease.

Indemnifications

In the normal course of business, Celera enters into agreements under which it indemnifies third parties for intellectual property infringement claims or claims arising from breaches of representations or warranties. In addition, from time to time, Celera provides indemnity protection to third parties for claims relating to past performance arising from undisclosed liabilities, product liabilities, environmental obligations, representations and warranties, and other claims. In these agreements, the scope and amount of remedy, or the period in which claims can be made, may be limited. It is not possible to determine the maximum potential amount of future payments, if any, due under these indemnities due to the conditional nature of the obligations and the unique facts and circumstances involved in each agreement. Historically, payments made related to these indemnifications have not been material to the Company’s consolidated financial position.

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

Legal Proceedings

Applied Biosystems (now Life Technologies) and some of its officers are defendants in a lawsuit brought on behalf of purchasers of Celera stock in its follow-on public offering of Celera stock completed on March 6, 2000. In the offering, Applied Biosystems (now Life Technologies) sold an aggregate of approximately 4.4 million shares of Celera stock at a public offering price of $225 per share. The lawsuit, which was commenced with the filing of several complaints in April and May 2000, is pending in the U.S. District Court for the District of Connecticut, and an amended consolidated complaint was filed on August 21, 2001. The consolidated complaint generally alleges that the prospectus used in connection with the offering was inaccurate or misleading because it failed to adequately disclose the alleged opposition of the Human Genome Project and two of its supporters, the governments of the U.S. and the U.K., to providing patent protection to Celera’s genomic-based products. Although neither Celera nor Applied Biosystems (now Life Technologies) ever sought, or intended to seek, a patent on the basic human genome sequence data, the complaint also alleges that Applied Biosystems (now Life Technologies) did not adequately disclose the risk that it would not be able to patent this data. The consolidated complaint seeks unspecified monetary damages, rescission, costs and expenses, and other relief as the court deems proper. On March 31, 2005, the court certified the case as a class action. In November 2008, the U.S. District Court for the District of Connecticut issued an order to the parties to show cause why the case should not be dismissed. A hearing on this matter has been scheduled for April 2009.

Under the terms of the separation agreement between Celera and Applied Biosystems (now Life Technologies), Celera agreed to indemnify Applied Biosystems (now Life Technologies) for liabilities resulting from the class action suit described above, as well as other actions pending on the split-off date or that may arise in the future, to the extent such actions are ultimately determined to relate to or arise out of the Celera business, assets or liabilities, in each case, to the extent not covered by Applied Biosystems’ (now Life Technologies’) insurance. If plaintiffs in these suits are ultimately successful on the merits, the resulting liabilities for which Celera is responsible could have a material adverse impact on Celera’s business and financial condition.

On May 15, 2008, Celera received a letter from the National Institutes of Health, or NIH, following up on previous correspondence and discussions and requesting that Celera enter into a license agreement with the NIH for its U.S. Patent No. 5,252,477 in connection with Celera’s ViroSeq HIV-1 Genotyping System, and that Celera pay royalties in respect of all of its past sales of this product (which NIH alleged to be approximately $1.9 million), and in respect of future sales of this product. Although Celera has had discussions with the NIH on this matter, Celera continues to believe that the NIH’s patent is not applicable to its ViroSeq HIV-1 Genotyping System and that the NIH is not entitled to any royalties from the sale of this product.

Tax Matters Agreement

The tax matters agreement with Applied Biosystems (now Life Technologies) governs Applied Biosystems’ (now Life Technologies’) and Celera’s respective rights, responsibilities and obligations after the split-off with respect to taxes, including ordinary course of business taxes and taxes, if any, incurred as a result of any failure of the split-off, together with certain related transactions, to qualify as a tax-free exchange for U.S. federal income tax purposes within the meaning of Sections 355 and 368(a)(1)(D) of the Internal Revenue Code (including as a result of Section 355(e) of the Internal Revenue Code). Under the tax matters agreement, it is expected that Applied Biosystems (now Life Technologies) generally will be responsible for the payment of all income and non-income taxes attributable to Celera’s operations pre-split-off and Celera generally will be responsible for the payment of all income and non-income taxes attributable to its operations post-split-off. In addition, Applied Biosystems (now Life Technologies) will pay Celera for certain available tax benefits resulting from U.S. federal and state tax credits and losses attributable to Celera’s business that arose prior to the split-off from Applied Biosystems (now Life Technologies), to the extent these credits are not first utilized by Applied Biosystems (now Life Technologies).

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

Notwithstanding the foregoing, it is expected that, under the tax matters agreement, Celera also generally will be responsible for any taxes imposed on Applied Biosystems (now Life Technologies) that arise from the failure of the split-off, together with certain related transactions, to qualify as a tax-free exchange for U.S. federal income tax purposes within the meaning of Sections 355 and 368(a)(1)(D) of the Internal Revenue Code, if such failure to qualify is attributable to actions, events or transactions relating to Celera’s stock, assets or business, or a breach of the relevant representations or covenants made by Celera in the tax matters agreement. In addition, Celera generally will be responsible for a percentage of any taxes that arise from the failure of the split-off, together with certain related transactions, to qualify as a tax-free exchange for U.S. federal income tax purposes within the meaning of Sections 355 and 368(a)(1)(D) of the Internal Revenue Code, if such failure is for any reason for which neither Celera nor Applied Biosystems (now Life Technologies) is responsible. Under the tax matters agreement Celera will also be required to indemnify Applied Biosystems (now Life Technologies) for a portion of Applied Biosystems’ (now Life Technologies’) tax cost resulting from Applied Biosystems (now Life Technologies) and Celera entering into an intellectual property supply agreement and other intellectual property license agreements in connection with the split-off. The tax matters agreement also is expected to impose restrictions on Celera’s and Applied Biosystems’ (now Life Technologies’) ability to engage in certain actions following Celera’s separation from Applied Biosystems (now Life Technologies) and to set forth the respective obligations among Celera and Applied Biosystems (now Life Technologies) with respect to the filing of tax returns, the administration of tax contests, assistance and cooperation and other matters.

The Company believes that Applied Biosystems (now Life Technologies) has materially breached the tax matters agreement in connection with the filing of its consolidated federal tax return for the period ended June 27, 2008. Refer to Note 14 for a discussion of this matter.

17. Supplemental Cash Flow Information

Cash paid for interest and significant non-cash investing and financing activities for the six months ended December 27, 2008 and years ended June 30, 2008, 2007 and 2006 was as follows:

(Dollar amounts in millions)	Six Months Ended December 27, 2008	Years Ended June 30,
		2008	2007	2006
Tax paid	$0.1	$—	$—	$—
Interest paid	—	0.1	—	—
Significant non-cash investing activities:
Reclassification of property to PP&E from prepaid expenses and other current assets	4.2	—	—	—
Significant non-cash financing activities:
Tax benefit related to employee stock options	0.3	1.4	2.3	1.1
Stock issued for which proceeds were in-transit	3.1	0.2	0.1	1.4

18. Stockholders’ Equity

The Consolidated Statements of Financial Position at June 30, 2008 and 2007 included the equity transactions of Applied Biosystems (now Life Technologies), which were attributed to Celera as “net allocations from Applied Biosystems (now Life Technologies).” These net allocations from Applied Biosystems (now Life Technologies) primarily consisted of equity transactions that were specifically attributable to Celera. These transactions included, among others, net loss of Celera, activity related to Celera Group common stock, including stock-based compensation, investment activity specifically allocated to Celera and tax items related to Celera.

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

These transactions were incurred by Applied Biosystems (now Life Technologies) and, based on specific identification and Applied Biosystems’ (now Life Technologies’) tax sharing policy, were attributed to Celera.

19. Celera Diagnostics and Abbott Laboratories

Celera Diagnostics

Through December 31, 2005, Applied Biosystems (now Life Technologies) operated a diagnostics business known as Celera Diagnostics. This business was a 50/50 joint venture between Celera and Applied Biosystems (now Life Technologies). In January 2006, Applied Biosystems (now Life Technologies) announced that its Board of Directors had approved a restructuring of the Celera Diagnostics joint venture. As a result of the restructuring, Applied Biosystems’ (now Life Technologies’) interest in Celera Diagnostics was transferred to Celera in exchange for various considerations to Applied Biosystems (now Life Technologies).

The financial elements of the consideration provided to Applied Biosystems (now Life Technologies) in connection with the restructuring of Celera Diagnostics included $30 million in cash, which was funded by available cash, and Celera’s agreement to forgive future royalties due through 2017 on sales of Applied Biosystems’ (now Life Technologies’) products under the terms of a marketing and distribution agreement between Celera and Applied Biosystems (now Life Technologies). As a result of the split-off, the marketing and distribution agreement is no longer effective. The separation agreement governs the relationship of the two parties after the split-off.

As a result of the transfer of interest, commencing with the third quarter of the year ended June 30, 2006, Celera restated its consolidated financial statements and has included Celera Diagnostics as a wholly-owned subsidiary.

Relationship with Abbott Laboratories

Celera and Abbott Laboratories, a global health care company, terminated their long term strategic alliance agreement, effective October 1, 2008, and entered into two new agreements, a distribution agreement and a royalty agreement. Celera formed the alliance with Abbott to discover, develop, and commercialize in vitro, meaning outside of the living body, diagnostic products for disease detection, prediction of disease predisposition, disease progression monitoring, and therapy selection. Specifically, under the alliance agreement the two companies worked together to commercialize nucleic acid-based (DNA or RNA) diagnostic products, also referred to as molecular diagnostic products. Celera and Abbott agreed to work exclusively with each other, primarily through a profit-sharing arrangement, in specifically agreed areas of nucleic acid-based diagnostic products.

Under the Abbott alliance agreement, the two companies conducted separate but coordinated research and development activities that were within the scope of the alliance. The coordinated activities included the sharing of scientific results and collaboration regarding the technology and instrumentation that their alliance products would use. The alliance agreement with Abbott permitted Celera to form collaborations and relationships with other companies to support its research activities. Under the profit-sharing arrangement, the parties shared equally in the costs of their separate research and development activities under the alliance, and then shared equally in any profits or losses resulting from the marketing and sales of alliance products whether developed by Celera or Abbott. Additionally, under the Abbott alliance agreement, the two companies shared equally in the funding of both the working capital requirements as well as the investing activities of the alliance.

Under the new agreements, Abbott is required to repay Celera’s working capital investment in the former alliance. The repayment is to be made according to a specified schedule between 2013 and 2015. As a result of

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

the repayment terms, Celera recorded non-cash interest expense of $6.0 million in the six months ended December 27, 2008 to reduce the receivable to its present value of $24.8 million, which is included in other long-term assets in the Consolidated Statements of Financial Position. The discount will be amortized as non-cash interest income over the scheduled repayment period.

Under the terms of the distribution agreement, Abbott is now the exclusive distributor for a specified group of Celera’s diagnostic products. Under the terms of the royalty agreement, the Company receives royalties on the sale by Abbott of m2000 reagents, instruments, service and related consumables, and Abbott receives royalties on the sale of certain Celera genetic tests.

20. Segment Information

Celera’s operations are primarily in the U.S. and it operated as one segment through December 31, 2007. Celera reorganized its business in January 2008 and now operates through three reporting segments, a clinical laboratory testing service business (Lab Services), a products business (Products), and a segment that includes other activities under corporate management (Corporate). The Lab Services business, conducted through BHL, offers a broad portfolio of clinical laboratory tests and disease management services designed to help healthcare providers improve cardiovascular disease treatment regimens for their patients. The Products business develops, manufactures and oversees the commercialization of molecular diagnostic products. The Corporate segment includes revenues for royalties, licenses, funded collaborations and milestones related to the licensing of certain intellectual property and from Celera’s former small molecule and proteomic programs. The Corporate segment also includes corporate and shared general and administrative functions, and centrally managed research and business development activities. Also included in the Corporate segment is the benefit (provision) for income taxes and the amortization and impairment of purchased intangible assets related to Celera’s acquisitions of BHL and Atria.

Costs and expenses for the Lab Services segment and the Products segment reflect direct costs attributable to those segments and an allocation of certain shared services related to information technology, human resources, facilities and other services. These costs have been allocated primarily based on head count. Costs related to business development activities have been allocated on a direct basis, except for costs related to the former Abbott strategic alliance (refer to Note 19) which were allocated to the Products segment to the extent agreed to under the alliance arrangement. All other centralized corporate and shared administrative costs are reflected in the Corporate segment. The allocation methods have been consistently applied for all periods presented.

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

The following table provides information concerning the segments for the six months ended December 27, 2008 and the years ended June 30, 2008, 2007 and 2006:

(Dollar amounts in millions)	Lab Services	Products	Corporate	Elimination of Intersegment Sales	Total
Six months ended December 27, 2008
Revenues from external customers	$59.3	$21.7	$12.1	$—	$93.1
Intersegment revenues (a)	—	1.5	—	(1.5)	—

Total net revenues	59.3	23.2	12.1	(1.5)	93.1

Operating income (loss)	4.2	4.0	(17.8)	(0.3)	(9.9)
Loss on investments	—	—	(3.2)	—	(3.2)
Interest income	—	—	4.8	—	4.8
Interest expense	—	—	(6.0)	—	(6.0)

Income (loss) before income taxes	$4.2	$4.0	$(22.2)	$(0.3)	$(14.3)

Total assets	$252.7	$77.5	$338.0	$(0.3)	$667.9
Depreciation and amortization	1.4	0.4	6.6	—	8.4
Year ended June 30, 2008
Revenues from external customers	$69.4	$32.5	$36.8	$—	$138.7
Intersegment revenues (a)	—	0.1	—	(0.1)	—

Total net revenues	69.4	32.6	36.8	(0.1)	138.7

Operating income (loss)	3.0	(11.0)	(21.6)	—	(29.6)
Interest income, net	—	—	17.8	—	17.8
Other expense, net	—	—	(3.1)	—	(3.1)

Income (loss) before income taxes	$3.0	$(11.0)	$(6.9)	$—	$(14.9)

Total assets	$248.9	$75.8	$354.1	$—	$678.8
Depreciation and amortization	2.3	1.3	9.5	—	13.1
Year ended June 30, 2007
Revenues from external customers	$—	$25.8	$17.6	$—	$43.4

Operating loss	—	(21.7)	(42.5)	—	(64.2)
Interest income, net	—	—	27.8	—	27.8
Other income, net	—	—	0.5	—	0.5

Loss before income taxes	$—	$(21.7)	$(14.2)	$—	$(35.9)

Total assets	$—	$38.9	$743.8	$—	$782.7
Depreciation and amortization	—	2.9	3.9	—	6.8
Year ended June 30, 2006
Revenues from external customers	$—	$26.8	$19.4	$—	$46.2

Operating loss	—	(17.7)	(114.9)	—	(132.6)
Gain on investments	—	—	7.6	—	7.6
Interest income, net	—	—	22.4	—	22.4
Other expense, net	—	—	(0.2)	—	(0.2)

Loss before income taxes	$—	$(17.7)	$(85.1)	$—	$(102.8)

Depreciation and amortization	$—	$3.7	$10.5	$—	$14.2

(a)	Sales to Lab Services from Products.

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

Customer Information

Celera has a large and diverse customer base. Since the termination of the strategic alliance agreement with Abbott (refer to Note 19), Products revenues consist primarily of sales of products to Abbott and royalties earned from Abbott under the new distribution and royalty agreements. Prior to the termination of the alliance, Products revenues consisted primarily of equalization revenue from Abbott and sales of products to Abbott at cost. Sales of products to Abbott, including royalties earned from Abbott since the termination of the alliance, were $17.6 million for the six months ended December 27, 2008 and $17.2 million, $9.9 million and $8.8 million for the years ended June 30, 2008, 2007 and 2006, respectively. Equalization revenue from Abbott was $5.3 million for the six months ended December 27, 2008 and $14.9 million, $15.5 million and $17.8 million for the years ended June 30, 2008, 2007 and 2006, respectively. Revenues from Abbott represented 25% of Celera’s total revenue for the six months ended December 27, 2008 and 23%, 59% and 58% for the years ended June 30, 2008, 2007 and 2006, respectively.

Service revenues associated with BHL primarily consist of clinical laboratory tests and disease management services focused on individuals with cardiovascular disease or lipid or metabolic disorders. Net revenues from Medicare were $23.4 million for the six months ended December 27, 2008 and $26.9 million for the year ended June 30, 2008; representing 25% and 19% of Celera’s total revenues, respectively.

21. Subsequent Event

On February 17, 2009, the Company committed to a plan to close its Rockville, Maryland facility with an expected workforce reduction of approximately 20 positions.

The Company expects to incur approximately $1.8 million in costs relating to the closure, consisting of $0.9 million in severance and related costs, $0.5 million in property related costs and $0.4 million in asset impairment and other costs. The Company expects to incur these costs in the first three quarters of 2009.

22. Quarterly Financial Information (Unaudited)

The following is a summary of Celera’s quarterly financial results:

	Six Months Ended December 27, 2008
(Dollar amounts in millions except per share amounts)	First Quarter (a)	Second Quarter (b)	Total
Net revenues	$45.8	$47.3	$93.1
Gross margin	31.2	34.4	65.6
Net loss	(7.0)	(6.1)	(13.1)
Basic and diluted net loss per share	$(0.09)	$(0.08)	$(0.16)

	Year Ended June 30, 2008
(Dollar amounts in millions except per share amounts)	First Quarter	Second Quarter (c)	Third Quarter (d)	Fourth Quarter (e)	Total
Net revenues	$16.1	$40.3	$39.5	$42.8	$138.7
Gross margin	13.0	29.0	26.3	30.6	98.9
Net income (loss)	0.7	0.3	(7.4)	(104.1)	(110.5)
Basic and diluted net income (loss) per share	$0.01	$—	$(0.09)	$(1.30)	$(1.39)

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

	Year Ended June 30, 2007
(Dollar amounts in millions except per share amounts)	First Quarter (f)	Second Quarter (g)	Third Quarter (h)	Fourth Quarter (i)	Total
Net revenues	$10.2	$13.2	$9.8	$10.2	$43.4
Gross margin	6.4	8.7	4.4	6.3	25.8
Net loss	(7.2)	(0.7)	(4.7)	(8.0)	(20.6)
Basic and diluted net loss per share	$(0.09)	$(0.01)	$(0.06)	$(0.10)	$(0.26)

There were no dividends paid on Celera stock during the periods presented.

Net income (loss) per share for the years ended June 30, 2008 and 2007 has been presented to reflect the capital structure of Celera subsequent to the split-off date. Basic and diluted net income (loss) per share has been computed by dividing the quarterly net income or loss by the weighted average number of shares of Celera stock outstanding for each quarter during the year.

The following transactions impacted the comparability between the periods presented.

(a)	Celera recorded a pre-tax charge of $3.2 million in loss on investments for an other than temporary impairment of its investments in senior debt securities issued by Lehman Brother Holdings, Inc. and Washington Mutual Bank N.V. In addition, Celera recorded a pre-tax charge of $2.5 million for the amortization of purchased intangible assets related to the acquisitions of BHL and Atria, and a pre-tax charge of $1.8 million primarily related to the realization of pension costs as a result of the split-off from Applied Biosystems (now Life Technologies).

(b)	Celera recorded pre-tax charges of $2.9 million for the amortization and impairment of purchased intangible assets related to the acquisitions of BHL and Atria; $0.5 million for employee-related charges, primarily severance; and $6.0 million of interest expense to reduce a long-term receivable from Abbott to its present value.

(c)	Celera recorded pre-tax charges of $0.4 million for restructuring costs and $2.1 million for the amortization of purchased intangible assets related to the acquisitions of BHL and Atria.

(d)	Celera recorded pre-tax charges of $2.2 million related to restructuring costs, $1.1 million of costs associated with the separation from Applied Biosystems (now Life Technologies), an investment write-down of $3.1 million, amortization of purchased intangible assets of $2.5 million related to the acquisitions of BHL and Atria, a pre-tax gain of $1.1 million from a legal settlement, and a pre-tax charge of $0.6 million for its estimated share of a damage award between Abbott, its alliance partner, and Innogenetics. Celera also recorded a charge of $0.7 million related to R&D tax credits.

(e)	Celera recorded a pre-tax charge of $2.6 million for costs associated with the separation from Applied Biosystems (now Life Technologies), a $0.2 million pre-tax benefit for a reduction in litigation costs, an asset impairment charge of $0.3 million and $2.5 million for the amortization of purchased intangible assets related to the acquisitions of BHL and Atria. Celera recorded a non-cash tax charge of $98.1 million primarily related to the establishment of a valuation allowance against Celera’s deferred tax assets as a result of the split-off from Applied Biosystems (now Life Technologies).

(f)	Celera recorded a pre-tax charge of $3.5 million for its estimated share of a damage award between Abbott Laboratories and Innogenetics.

(g)

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

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

development. Celera recorded a tax benefit of $1.0 million related to the R&D tax credit generated between January 1, 2006 and June 30, 2006.

(h)	Celera recorded a $0.4 million tax benefit for R&D credits.

(i)	Celera recorded a pre-tax restructuring charge of $3.8 million for an additional asset impairment associated with exiting small molecule drug discovery and development. Celera recorded a pre-tax restructuring charge of $0.5 million for employee-related costs, primarily severance.

SCHEDULE II

CELERA CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

FOR THE SIX MONTHS ENDED DECEMBER 27, 2008, AND THE YEARS ENDED

JUNE 30, 2008, 2007 and 2006

(Dollar amounts in thousands)	Allowance for Doubtful Accounts
Balance at June 30, 2005	$594
Deductions from reserve	(78)

Balance at June 30, 2006	516
Deductions from reserve	—

Balance at June 30, 2007	516
Acquired through acquisition of BHL	4,975
Charged to costs and expenses	9,286
Deductions from reserve	(6,288)

Balance at June 30, 2008	8,489
Charged to costs and expenses	9,705
Deductions from reserve	(1,442)

Balance at December 27, 2008	$16,752

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT
2.1	Agreement and Plan of Merger, dated as of August 31, 2007, by and among Applera Corporation, Barolo Acquisition, Inc., Berkeley HeartLab, Inc. and James Caccavo, as the Shareholder Representative (incorporated by reference to Exhibit 2.1 to Applera Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 001-04389)

2.2	Asset Purchase Agreement, dated September 19, 2007, by and among Applera Corporation and Atria Genetics Inc., the Principals named therein and the Representative (as defined therein) (incorporated by reference to Exhibit 2.2 to Amendment No. 1 to our Registration Statement on Form S-1, File No. 333-149457)

3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of our report on Form 8-K dated July 8, 2008)

3.2	Form of Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of our report on Form 8-K dated July 8, 2008)

10.1	Separation Agreement, dated as of May 8, 2008, by and between Applera Corporation and Celera Corporation (incorporated by reference to Exhibit 10.1 to Applera Corporation’s Current Report on Form 8-K dated May 8, 2008, and filed May 12, 2008, File No. 001-04389)

10.2*	Form of Operating Agreement by and between Applera Corporation and Celera Corporation (incorporated by reference to Exhibit 10.2 to Amendment No. 5 to our Registration Statement on Form S-1, File No. 333-149457)

10.3	Form of Transition Services Agreement by and between Applera Corporation and Celera Corporation (incorporated by reference to Exhibit 10.3 to Amendment No. 3 to our Registration Statement on Form S-1, File No. 333-149457)

10.4	Form of Tax Matters Agreement by and between Applera Corporation and Celera Corporation (incorporated by reference to Exhibit 10.4 to Amendment No. 4 to our Registration Statement on Form S-1, File No. 333-149457)

10.5*	Form of Master Purchase Agreement by and between Applera Corporation and Celera Corporation (incorporated by reference to Exhibit 10.5 to Amendment No. 5 to our Registration Statement on Form S-1, File No. 333-149457)

10.6	Celera Diagnostics Joint Venture Agreement dated as of April 1, 2001, among Applera Corporation, its Applied Biosystems Group, its Celera Group, Foster City Holdings, LLC, and Rockville Holdings, LLC (incorporated by reference to Exhibit 10.36 to Applera Corporation’s Annual Report on Form 10-K for the year ended June 30, 2002, File No. 001-04389)

10.7	Amendment, dated as of June 22, 2004, to Celera Diagnostics Joint Venture Agreement dated as of April 1, 2001, among Applera Corporation, its Applied Biosystems Group, its Celera Group, Foster City Holdings, LLC, and Rockville Holdings, LLC (incorporated by reference to Exhibit 10.34 to Applera Corporation’s Annual Report on Form 10-K for the year ended June 30, 2004, File No. 001-04389)

10.8	Celera Diagnostics Reorganization Agreement dated as of April 22, 2006, and effective as of January 1, 2006, among Applera Corporation, its Applied Biosystems group, its Celera group, Foster City Holdings, LLC, and Rockville Holdings, LLC (incorporated by reference to Exhibit 10.2 to Applera Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 001-04389)

10.9*	Restated Strategic Alliance Agreement, effective as of January 9, 2006, among Applera Corporation, Celera Diagnostics, LLC, and Abbott Laboratories (incorporated by reference to Exhibit 10.9 to Amendment No. 7 to our Registration Statement on Form S-1, File No. 333-149457)

EXHIBIT NO.	DOCUMENT
10.10*	License Agreement, dated April 30, 1997, by and among The Regents of the University of California, Department of Energy contract-operators of the Ernest Orlando Lawrence Berkeley National Laboratory, and Berkeley HeartLab, Inc. (incorporated by reference to Exhibit 10.10 to Amendment No. 5 to our Registration Statement on Form S-1, File No. 333-149457)

10.11*	Research Collaboration and License Agreement, dated November 6, 1996, between Merck & Co., Inc. and Arris Pharmaceutical Corporation (incorporated by reference to Exhibit 10.11 to Amendment No. 6 to our Registration Statement on Form S-1, File No. 333-149457)

10.12*	Amendment, dated as of February 9, 1998, to Research Collaboration and License Agreement, dated November 6, 1996, between Merck & Co., Inc. and Arris Pharmaceutical Corporation (incorporated by reference to Exhibit 10.12 to Amendment No. 5 to our Registration Statement on Form S-1, File No. 333-149457)

10.13*	Second Amendment, dated as of November 5, 1998, to Research Collaboration and License Agreement, dated November 6, 1996, between Merck & Co., Inc. and Arris Pharmaceutical Corporation (incorporated by reference to Exhibit 10.13 to Amendment No. 5 to our Registration Statement on Form S-1, File No. 333-149457)

10.14*	Third Amendment, dated as of November 18, 1999, to Research Collaboration and License Agreement, dated November 6, 1996, between Merck & Co., Inc. and Arris Pharmaceutical Corporation (incorporated by reference to Exhibit 10.14 to Amendment No. 6 to our Registration Statement on Form S-1, File No. 333-149457)

10.15*	Fourth Amendment, dated as of March 3, 2000, to Research Collaboration and License Agreement, dated November 6, 1996, between Merck & Co., Inc. and Arris Pharmaceutical Corporation (incorporated by reference to Exhibit 10.15 to Amendment No. 5 to our Registration Statement on Form S-1, File No. 333-149457)

10.16*	Fifth Amendment, dated as of November 6, 2000, to Research Collaboration and License Agreement, dated November 6, 1996, between Merck & Co., Inc. and Arris Pharmaceutical Corporation (incorporated by reference to Exhibit 10.16 to Amendment No. 6 to our Registration Statement on Form S-1, File No. 333-149457)

10.17*	Sixth Amendment to Research Collaboration and License Agreement, dated November 6, 1996, between Merck & Co., Inc. and Arris Pharmaceutical Corporation (incorporated by reference to Exhibit 10.17 to Amendment No. 5 to our Registration Statement on Form S-1, File No. 333-149457)

10.18*	Seventh Amendment, dated as of November 2, 2001, to Research Collaboration and License Agreement, dated November 6, 1996, between Merck & Co., Inc. and Arris Pharmaceutical Corporation (incorporated by reference to Exhibit 10.18 to Amendment No. 6 to our Registration Statement on Form S-1, File No. 333-149457)

10.19*	Eighth Amendment, dated as of November 20, 2002, to Research Collaboration and License Agreement, dated November 6, 1996, between Merck & Co., Inc. and Arris Pharmaceutical Corporation (incorporated by reference to Exhibit 10.19 to Amendment No. 6 to our Registration Statement on Form S-1, File No. 333-149457)

10.20*	Assignment Agreement by and between Pharmacyclics, Inc. and Applera Corporation, dated April 7, 2006 (incorporated by reference to Exhibit 10.20 to Amendment No. 5 to our Registration Statement on Form S-1, File No. 333-149457)

10.21*	Amendment No. 1, effective as of May 12, 2008, to Assignment Agreement by and between Pharmacyclics, Inc. and Applera Corporation, dated April 7, 2006 (incorporated by reference to Exhibit 10.21 to Amendment No. 6 to our Registration Statement on Form S-1, File No. 333-149457)

EXHIBIT NO.	DOCUMENT
10.22*	Real-Time Instrument Patent License Agreement between Applera Corporation and Cepheid, dated April 5, 2004 (incorporated by reference to Exhibit 10.22 to Amendment No. 5 to our Registration Statement on Form S-1, File No. 333-149457)

10.23*	First Amendment, effective June 27, 2006, to Real-Time Instrument Patent License Agreement between Applera Corporation and Cepheid, dated April 5, 2004 (incorporated by reference to Exhibit 10.23 to Amendment No. 5 to our Registration Statement on Form S-1, File No. 333-149457)

10.24*	License Agreement, effective as of July 1, 2007, by and between Applera Corporation and Siemens Medical Solutions Diagnostics (incorporated by reference to Exhibit 10.24 to Amendment No. 5 to our Registration Statement on Form S-1, File No. 333-149457)

10.25*	Real-Time Instrument Patent License Agreement, effective as of April 25, 2006, by and between Beckman Coulter, Inc. and Applera Corporation through its Applied Biosystems Group and its Celera Genomics Group (incorporated by reference to Exhibit 10.25 to Amendment No. 5 to our Registration Statement on Form S-1, File No. 333-149457)

10.26*	Master Supply Agreement, dated as of November 1, 2007, by and between diaDexus, Inc. and Berkeley HeartLab, Inc. (incorporated by reference to Exhibit 10.26 to Amendment No. 6 to our Registration Statement on Form S-1, File No. 333-149457)

10.27*	Facility Participation Agreement, effective December 1, 2007, by and between United HealthCare Insurance Company, United’s Affiliates (as defined therein) and Berkeley Heart Laboratory (incorporated by reference to Exhibit 10.27 to Amendment No. 5 to our Registration Statement on Form S-1, File No. 333-149457)

10.28	Marina Village Industrial Gross Lease, by and between Alameda Real Estate Investments and Berkeley HeartLab, Inc., as amended (incorporated by reference to Exhibit 10.23 to Amendment No. 3 to our Registration Statement on Form S-1, File No. 333-149457)

10.29+#	Celera Corporation 2008 Stock Incentive Plan (as amended on February 12, 2009)

10.30 #	Form of Non-Qualified Stock Option Award Agreement pursuant to the Celera Corporation 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.21 to Amendment No. 4 to our Registration Statement on Form S-1, File No. 333-149457)

10.31 #	Form of Restricted Stock Unit Award Agreement pursuant to the Celera Corporation 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to Amendment No. 4 to our Registration Statement on Form S-1, File No. 333-149457)

10.32 #	Celera Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.32 to Amendment No. 5 to our Registration Statement on Form S-1, File No. 333-149457)

10.33 #	The Excess Savings Plan of Celera Corporation (incorporated by reference to Exhibit 10.33 to Amendment No. 5 to our Registration Statement on Form S-1, File No. 333-149457)

10.34	Form of Indemnity Agreement entered into by Celera Corporation and each member of its Board of Directors (incorporated by reference to Exhibit 10.25 to Amendment No. 4 to our Registration Statement on Form S-1, File No. 333-149457)

10.35	Form of Indemnification Agreement entered into by Applera Corporation and each member of the Board of Directors of Celera Corporation (incorporated by reference to Exhibit 10.26 to Amendment No. 4 to our Registration Statement on Form S-1, File No. 333-149457)

10.36+*	Distribution Agreement, effective as of October 1, 2008, by and between Celera Corporation and Abbott Laboratories

10.37+*	Royalty Agreement, effective as of October 1, 2008, by and between Celera Corporation and Abbott Laboratories

EXHIBIT NO.	DOCUMENT
10.38+#	Celera Corporation Executive Change in Control Policy, as amended December 2008

10.39+#	Adoption Agreement for Celera Corporation Non-Qualified Savings and Deferral Plan, effective November 7, 2008

10.40+#	Basic Plan Document for Celera Corporation Non-Qualified Savings and Deferral Plan

14.1	Form of Code of Business Conduct and Ethics of the Registrant (incorporated by reference to Exhibit 14.1 of our report on Form 8-K dated July 8, 2008)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of our annual report on Form 10-K, File No. 001-34116)

23.1+	Consent of Independent Registered Public Accounting Firm

31.1+	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2+	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates filed herewith.

#	Management contract or compensatory plan or arrangement.

*	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELERA CORPORATION

/s/ KATHY ORDOÑEZ
Name:	Kathy Ordoñez
Title:	Chief Executive Officer
Date:	March 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ KATHY ORDOÑEZ Kathy Ordoñez	Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2009

/s/ JOEL R. JUNG Joel R. Jung	Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2009

Richard H. Ayers	Director

/s/ JEAN-LUC BÉLINGARD Jean-Luc Bélingard	Director	March 25, 2009

/s/ WILLIAM G. GREEN William G. Green	Director	March 25, 2009

/s/ PETER BARTON HUTT Peter Barton Hutt	Director	March 25, 2009

/s/ GAIL K. NAUGHTON Gail K. Naughton	Director	March 25, 2009

/s/ WAYNE I. ROE Wayne I. Roe	Director	March 25, 2009

/s/ BENNETT M. SHAPIRO Bennett M. Shapiro	Director	March 25, 2009