Form 10-Q
period 2009-03-28
Celera CORP
filed 2009-05-11
CIK 1428156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 28, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 001-34116

Celera Corporation

(Exact name of registrant as specified in its charter)

Delaware	26-2028576
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1401 Harbor Bay Parkway

Alameda, CA 94502

(Address of principal executive offices, with zip code)

(510) 749-4200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of May 1, 2009: 81,817,855.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR”

PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and development efforts. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words “may,” “might,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified in Part II, Item 1A “Risk Factors” in this Quarterly Report. Reference is also made to such risks and uncertainties detailed from time to time in our other filings with the Securities and Exchange Commission (SEC). We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

PART I – Financial Information

ITEM 1.	FINANCIAL STATEMENTS

Celera Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
(Dollar amounts in thousands except per share amounts)	March 28, 2009	March 31, 2008
Net Revenues
Products	$9,157	$9,119
Services	28,666	22,556
Royalties, licenses and milestones	7,913	7,779

Total Net Revenues	45,736	39,454

Cost of Sales
Products	4,814	4,989
Services	9,193	8,170

Total Cost of Sales	14,007	13,159

Gross Margin	31,729	26,295
Selling, general and administrative	25,246	21,334
Research and development	7,730	10,192
Amortization of purchased intangible assets	2,549	2,499
Employee-related charges, asset impairments and other	724	3,873
Legal settlement	—	(1,100)

Operating Loss	(4,520)	(10,503)
Loss on investments	—	(3,080)
Interest income, net	2,112	3,521
Other income, net	—	105

Loss Before Income Taxes	(2,408)	(9,957)
Benefit for income taxes	991	2,596

Net Loss	$(1,417)	$(7,361)

Net Loss per Share
Basic and diluted	$(0.02)	$(0.09)

Weighted Average Shares Outstanding (in thousands)
Basic and diluted	81,737	79,634

See accompanying notes to unaudited condensed consolidated financial statements.

Celera Corporation

Condensed Consolidated Statements of Financial Position

(Unaudited)

(Dollar amounts in thousands)	At March 28, 2009	At December 27, 2008
Assets
Current assets
Cash and cash equivalents	$45,526	$72,018
Short-term investments	275,108	244,457
Accounts receivable (net of allowances for doubtful accounts of $21,077 and $16,752, respectively)	49,505	47,652
Inventories, net	7,238	7,514
Prepaid expenses and other current assets	17,525	19,699

Total current assets	394,902	391,340
Property, plant and equipment, net	16,885	16,668
Goodwill	116,350	116,350
Intangible assets, net	114,523	117,182
Other long-term assets	26,777	26,349

Total Assets	$669,437	$667,889

Liabilities and Stockholders’ Equity
Current liabilities
Loans payable	$31	$62
Accounts payable	7,576	8,629
Accrued salaries and wages	6,067	8,997
Accrued taxes on income	—	190
Other accrued expenses	11,037	9,765
Deferred revenue	1,357	1,811

Total current liabilities	26,068	29,454
Other long-term liabilities	24,871	25,221

Total Liabilities	50,939	54,675

Commitments and contingencies (refer to Note 11)
Stockholders’ Equity
Common stock: par value $0.01 per share; 300,000,000 shares authorized; 81,817,855 and 81,241,461 shares outstanding, respectively	820	814
Preferred stock: par value $0.01 per share; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Additional paid-in capital	1,586,225	1,581,080
Accumulated other comprehensive loss	(4,218)	(5,760)
Treasury stock, at cost: 147,938 and 133,600 shares, respectively	(1,435)	(1,443)
Accumulated net loss	(962,894)	(961,477)

Total Stockholders’ Equity	618,498	613,214

Total Liabilities and Stockholders’ Equity	$669,437	$667,889

See accompanying notes to unaudited condensed consolidated financial statements.

Celera Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
(Dollar amounts in thousands)	March 28, 2009	March 31, 2008
Operating Activities
Net loss	$(1,417)	$(7,361)
Adjustments to reconcile net loss from operations to net cash used by operating activities:
Depreciation and amortization	4,062	4,044
Allowance for doubtful accounts	5,082	2,800
Loss on investments	—	3,080
Employee-related charges, asset impairments and other	724	2,088
Share-based compensation	1,063	2,067
Deferred income taxes	—	5,089
Gain on disposal of assets	(1)	(23)
Non-cash interest income	(225)	—
Amortization of premium (accretion of discount) on purchase of investments	299	(210)
Nonreimbursable utilization of tax benefits by Applied Biosystems (now Life Technologies)	—	(11,978)
Changes in operating assets and liabilities:
Accounts receivable	(6,935)	(5,315)
Inventories	276	1,119
Prepaid expenses and other assets	(590)	5,529
Accounts payable and other liabilities	(4,696)	(4,425)

Net Cash Used by Operating Activities	(2,358)	(3,496)

Investing Activities
Additions to property, plant and equipment and intangible assets, net	(1,619)	(1,586)
Proceeds from maturities of available-for-sale investments	19,390	42,200
Proceeds from sales of available-for-sale investments	6,217	24,118
Purchases of available-for-sale investments	(55,304)	(49,626)

Net Cash (Used) Provided by Investing Activities	(31,316)	15,106

Financing Activities
Principal payments on loans payable and debt	(31)	(31)
Funding from Applied Biosystems (now Life Technologies) as a result of the split-off	31	—
Proceeds from the issuance of stock, net of taxes withheld and paid	7,182	2,416

Net Cash Provided by Financing Activities	7,182	2,385

Net Change in Cash and Cash Equivalents	(26,492)	13,995
Cash and Cash Equivalents at Beginning of Period	72,018	51,080

Cash and Cash Equivalents at End of Period	$45,526	$65,075

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

Celera operates through three reporting segments: a clinical laboratory testing service business (Lab Services); a products business (Products); and a segment that includes other activities under corporate management (Corporate). The Lab Services business, conducted through Berkeley HeartLab, Inc. (BHL), offers a broad portfolio of clinical laboratory tests and disease management services designed to help improve cardiovascular disease treatment regimens for patients. The Products business develops, manufactures and oversees the commercialization of molecular diagnostic products. Most of this business is conducted through the Company’s distribution and royalty agreements with Abbott Molecular (Abbott), a subsidiary of Abbott Laboratories. The Corporate segment includes revenues from royalties, licenses, funded collaborations and milestone payments related to the licensing of certain intellectual property and from Celera’s former small molecule and proteomic programs.

Relationship with Applied Biosystems (now Life Technologies)

Prior to July 1, 2008, Celera operated as a reporting segment of Applied Biosystems, formerly known as Applera, and not as a stand-alone company. Applied Biosystems established the following two classes of common stock, referred to as tracking stocks, which were intended to reflect separately the relative performance of Applied Biosystems’ two businesses:

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

Following the split-off, on July 1, 2008, Celera became a stand-alone company with its own consolidated financial statements. As a result, the comparability of certain items has been affected.

The accompanying unaudited condensed consolidated financial statements include the financial statements of Celera Corporation and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules. The accompanying unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the six month transition period ended December 27, 2008 included in the Company’s Transition Report on Form 10-KT filed with the SEC on March 25, 2009.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of the results for the interim periods.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Significant items subject to such estimates and assumptions include: the carrying amount of property, plant and equipment, intangible assets and goodwill; and valuation allowances for accounts receivable, inventories and deferred income tax assets. Actual results could differ from those estimates.

2. Accounting Policies

There have been no changes to the Company’s accounting policies during the three months ended March 28, 2009, except as noted below. Refer to Note 1 to the consolidated financial statements contained in the Company’s Transition Report on Form 10-KT for the six months ended December 28, 2008.

Recently Adopted Accounting Standards

In April 2008, the Financial Accounting Standards Board (FASB) Staff Position (FSP) No. 142-3, Determination of the Useful Life of Intangible Assets, was finalized. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 applies to intangible assets that are acquired individually or with a group of other assets and to both intangible assets acquired in business combinations and asset acquisitions. FSP No. 142-3, which is effective for the Company’s first quarter of 2009, did not have an impact on the Company’s consolidated results of operations and financial position.

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurement, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP No. 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. FSP No. 157-2, which is effective for the Company’s first quarter of 2009, did not have an impact on the Company’s consolidated results of operations and financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) establishes the principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, the goodwill acquired and any noncontrolling interest in the acquiree. SFAS No. 141(R) also establishes the disclosure requirements for a business combination. The provisions of SFAS No. 141(R) are effective for the Company’s first quarter of 2009. The adoption of SFAS No. 141(R) did not have an impact on the Company’s consolidated results of operations and financial position.

Recently Issued Accounting Standards

In April 2009, the FASB issued FSP No. 107-1 and APB No. 28-1 (FSP No. 107-1), Interim Disclosures about Fair Value of Financial Instruments. FSP No. 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements. The FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP No. 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP No. 107-1 requires comparative disclosures only for periods ending subsequent to initial adoption. The Company will adopt FSP No. 107-1 in the second quarter of 2009 and is evaluating the impact its adoption will have on its consolidated financial statements.

In April 2009, the FASB issued FSP No. 115-2 and 124-2 (FSP No. 115-2), Recognition and Presentation of Other-Than-Temporary Impairments. FSP No. 115-2 amends the other-than-temporary impairment guidance in U.S. generally accepted accounting principles (GAAP) for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in financial statements. FSP No. 115-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, the FSP requires comparative disclosures only for periods ending subsequent to initial adoption. The Company will adopt FSP No. 115-2 in the second quarter of 2009 and is evaluating the impact its adoption will have on its consolidated financial statements.

In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly. FSP No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP No. 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and is to be applied prospectively. The Company will adopt FSP No. 157-4 in the second quarter of 2009 and is evaluating the impact its adoption will have on its consolidated financial statements.

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

3. Net Loss per Share

Basic and diluted net loss per share has been computed for the three months ended March 28, 2009 using the weighted average number of common shares outstanding for the period.

Net loss per share has been presented for the three months ended March 31, 2008 to reflect the capital structure of Celera subsequent to the split-off date. Basic and diluted net loss per share has been computed by dividing the quarterly net loss by the weighted average number of shares of Celera Group common stock outstanding for the period.

Restricted stock awards and stock options to acquire less than 0.1 million shares of common stock for the three months ended March 28, 2009, and 1.6 million shares of common stock for the three months ended March 31, 2008, have been excluded from the computations of diluted net loss per share because their effect would have been anti-dilutive.

4. Employee-Related Charges, Asset Impairments and Other

On February 17, 2009, Celera committed to a plan to close its Rockville, Maryland facility with an expected workforce reduction of approximately 20 positions. This facility has historically housed the majority of Celera’s proteomic research. The change reflects the substantial completion of the research phase of the proteomics projects in Rockville. The Company expects to transfer its diagnostic lung cancer program to its Alameda, California facility and complete the Rockville closure by the end of the third quarter of 2009.

The Company expects to incur approximately $1.8 million in costs relating to the closure, consisting of $0.9 million in severance and related costs, $0.5 million in property-related costs and $0.4 million in asset impairment and other costs. The Company expects to incur these costs in the first three quarters of 2009. Severance costs of $0.7 million were recorded in employee-related charges, asset impairments and other in the Condensed Consolidated Statements of Operations for the three months ended March 28, 2009.

For the three months ended March 31, 2008, Celera recorded a pre-tax charge of $1.3 million in employee-related charges, asset impairments and other in the Condensed Consolidated Statements of Operations for severance costs for approximately 30 employees. This charge resulted from the realigning of the Company’s R&D resources and other activities in line with its current business activities. All of the affected employees were notified by March 31, 2008, and were terminated by the end of September 2008.

Also for the three months ended March 31, 2008, Celera recorded excess lease charges of $0.9 million in employee-related charges, asset impairments and other in the Condensed Consolidated Statements of Operations, to reduce the Company’s proteomic-based activities in order to improve its financial results. The charge represented the estimated cost of excess lease space less estimated future sublease income on a facility. The remaining cash expenditures of $0.3 million for the excess lease space charge are expected to be paid through April 2010.

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

For the three months ended March 31, 2008, Celera also recorded in employee-related charges, asset impairments and other in the Condensed Consolidated Statements of Operations pre-tax charges of $1.1 million for professional fees related to Celera’s separation from Applied Biosystems (now Life technologies) and a pre-tax charge of $0.6 million related to a patent infringement suit with Innogenetics N.V.

5. Fair Value Measurements

SFAS No. 157, Fair Value Measurement, defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1:	observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets;

Level 2:	observable inputs that reflect unadjusted quoted prices for similar assets or liabilities in active markets, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the assets or liabilities; and

Level 3:	unobservable inputs which are supported by little or no market activity.

The following table sets forth the Company’s financial assets that were accounted for at fair value at March 28, 2009:

	Total	Fair Value at March 28, 2009 Using
(Dollar amounts in millions)		Level 1	Level 2	Level 3
U.S. Treasury securities	$16.6	$16.6	$—	$—
U.S. government agency securities (a)	67.9	—	67.9	—
Corporate bonds	156.6	—	156.6	—
Asset-backed securities	28.3	—	28.3	—
Certificates of deposit	5.7	—	5.7	—

Short-term investments	275.1	16.6	258.5	—
Cash equivalents	36.1	36.1	—	—
Publicly traded common stock	1.2	1.2	—	—
Deferred compensation and excess savings plan assets	6.2	6.2	—	—

Total assets measured at fair value	$318.6	$60.1	$258.5	$—

(a)	U.S. government agency securities include corporate bonds that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).

Cash equivalents consist of money market funds and instruments with remaining maturities of three months or less at the date of purchase. Publicly traded common stock represents minority equity investments which are included in other long-term assets in the Condensed Consolidated Statements of Financial Position. Deferred compensation and excess savings plan assets, totaling $6.2 million at March 28, 2009, have been classified as trading and have been recorded at fair value with realized gains and losses included in net loss. These assets are included in prepaid expenses and other current assets in the Condensed Consolidated Statements of Financial Position.

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

The Company evaluated its short-term investment portfolio and concluded that there had been no decline in market value for the three months ended March 28, 2009 that was considered to be other-than-temporary. Total unrealized losses of $5.3 million in the investment portfolio at March 28, 2009 were due to market movements and fluctuations in interest rates and have been recorded in accumulated other comprehensive loss in the Condensed Consolidated Statements of Financial Position. Management does not believe the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of March 28, 2009. The Company has the intent and ability to hold these investments until recovery of value or maturity.

For the three months ended March 31, 2008, a pre-tax charge of $3.1 million was recorded in loss on investments in the Condensed Consolidated Statements of Operations for an other-than-temporary impairment of a publicly traded non-strategic minority equity investment. The impairment charge resulted from a number of factors that were assessed, including the duration of the decline in market value, the financial condition, and future prospects for the investee.

6. Inventories

Inventories, net at March 28, 2009 and December 27, 2008 included the following components:

(Dollar amounts in millions)	At March 28, 2009	At December 27, 2008
Raw materials and supplies	$4.1	$3.9
Work-in-process	1.3	1.1
Finished products	1.8	2.5

Inventories, net	$7.2	$7.5

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

7. Goodwill and Intangible Assets

There has been no change to the goodwill balance since December 27, 2008.

Changes in the gross carrying amount and accumulated amortization of intangible assets other than goodwill at March 28, 2009 were as follows:

		Gross Carrying Amount
(Dollar amounts in millions)		At March 28, 2009	Additions	At December 27, 2008
Amortized intangible assets:
Customer relationships		$85.2	$—	$85.2
Acquired technology		17.6	—	17.6
Patents and licenses		2.7	—	2.7
Other		0.9	—	0.9

Total amortized intangible assets		106.4	—	106.4
Unamortized intangible assets:
Trade names		23.5	—	23.5

Total		$129.9	$—	$129.9

		Accumulated Amortization
(Dollar amounts in millions)	Weighted Average Life	At March 28, 2009	Additions	At December 27, 2008
Amortized intangible assets:
Customer relationships	13	$11.3	$2.0	$9.3
Acquired technology	8	3.2	0.5	2.7
Patents and licenses	7	0.6	0.1	0.5
Other	5	0.3	0.1	0.2

Total amortized intangible assets		15.4	2.7	12.7
Unamortized intangible assets:
Trade names		—	—	—

Total		$15.4	$2.7	$12.7

In connection with the acquisitions of BHL and Atria Genetics, Inc. (Atria) in October 2007, trade names were acquired that were determined to be indefinitely lived. These intangible assets are tested for impairment as part of the annual goodwill impairment test.

Aggregate intangible asset amortization expense was $2.7 million for the three months ended March 28, 2009, of which $2.5 million related to acquisition-related intangible assets and is recorded in amortization of purchased intangible assets in the Condensed Consolidated Statements of Operations. The amortization of patents and licenses is recorded in cost of sales in the Condensed Consolidated Statements of Operations.

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

8. Other Balance Sheet Accounts

The following table summarizes the major components of selected accounts in the Condensed Consolidated Statements of Financial Position:

(Dollar amounts in millions)	At March 28, 2009	At December 27, 2008
Other long-term assets:
Receivable from Abbott (a)	$25.0	$24.8
Other	1.8	1.5

Other long-term assets	$26.8	$26.3

Other accrued expenses:
Restructuring	$1.8	$1.2
Other	9.2	8.6

Other accrued expenses	$11.0	$9.8

Other long-term liabilities:
Deferred compensation	$6.2	$6.2
Deferred tax liability	15.7	15.7
Other	3.0	3.3

Other long-term liabilities	$24.9	$25.2

(a)	Following the termination of the Abbott strategic alliance effective October 1, 2008, the Company’s total net investment in the alliance at December 27, 2008 was converted to a long-term receivable of $24.8 million from Abbott. The receivable from Abbott at March 28, 2009 includes $0.2 million accretion of discount.

9. Share-Based Compensation

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

For the three months ended March 28, 2009, 64,000 options were granted to employees under the Celera Corporation 2008 Stock Incentive Plan. The fair value of the options granted was estimated using the following assumptions:

Three Months Ended March 28, 2009
Expected option term in years	4.9
Volatility	44.7%
Risk-free interest rate	1.7%
Expected dividends	0.0%
Weighted average fair value per option granted	$4.01

Share-based compensation expense for the three months ended March 28, 2009 and March 31, 2008 was $1.1 million and $2.1 million, respectively.

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

A detailed description of the Company’s share-based compensation plans is included in the Company’s Transition Report on Form 10-KT for the six months ended December 27, 2008.

10. Income Taxes

The benefit for income taxes for the three months ended March 28, 2009 was determined based upon estimates of the Company’s consolidated effective income tax benefit rate for the year ending December 26, 2009. The consolidated effective income tax benefit rate for the three months ended March 28, 2009 was 41.2%, compared to 26.1% for the three months ended March 31, 2008. The increase was primarily due to new California apportionment laws that were enacted during the quarter.

The Company maintains a full valuation allowance on its federal net deferred tax assets and a partial valuation allowance on its state deferred tax assets since the Company believes it is more likely than not it may not generate sufficient income, of the appropriate character, and in the particular jurisdictions, to realize the benefits before the carry forward periods expire.

11. Commitments and Contingencies

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

Legal Proceedings

Applied Biosystems (now Life Technologies) and some of its officers are defendants in a lawsuit brought on behalf of purchasers of Celera stock in its follow-on public offering of Celera stock completed on March 6, 2000. In the offering, Applied Biosystems (now Life Technologies) sold an aggregate of approximately 4.4 million shares of Celera stock at a public offering price of $225 per share. The lawsuit, which was commenced with the filing of several complaints in April and May 2000, is pending in the U.S. District Court for the District of Connecticut, and an amended consolidated complaint was filed on August 21, 2001. The consolidated complaint generally alleges that the prospectus used in connection with the offering was inaccurate or misleading because it failed to adequately disclose the alleged opposition of the Human Genome Project and two of its supporters, the governments of the U.S. and the U.K., to providing patent protection to Celera’s genomic-based products. Although neither Celera nor Applied Biosystems (now Life Technologies) ever sought, or intended to seek, a patent on the basic human genome sequence data, the complaint also alleges that Applied Biosystems (now Life Technologies) did not adequately disclose the risk that it would not be able to patent this data. The consolidated complaint seeks unspecified monetary damages, rescission, costs and expenses, and other relief as the court deems proper. On March 31, 2005, the court certified the case as a class action. In November 2008, the U.S. District Court for the District of Connecticut issued an order to the parties to show cause why the case should not be dismissed. A hearing on this matter was held in April 2009 at which the Court directed the parties to explore a potential settlement of the matter.

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

The Company recorded a $1.1 million pre-tax gain in legal settlement in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 related to the settlement of a litigation matter associated with its former Online/Information Business, an information products and services business.

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

Notwithstanding the foregoing, it is expected that, under the tax matters agreement, Celera also generally will be responsible for any taxes imposed on Applied Biosystems (now Life Technologies) that arise from the failure of the split-off, together with certain related transactions, to qualify as a tax-free exchange for U.S. federal income tax purposes within the meaning of Sections 355 and 368(a)(1)(D) of the Internal Revenue Code, if such failure to qualify is attributable to actions, events or transactions relating to Celera’s stock, assets or business, or a breach of the relevant representations or covenants made by Celera in the tax matters agreement. In addition, Celera generally will be responsible for a percentage of any taxes that arise from the failure of the split-off, together with certain related transactions, to qualify as a tax-free exchange for U.S. federal income tax purposes within the meaning of Sections 355 and 368(a)(1)(D) of the Internal Revenue Code, if such failure is for any reason for which neither Celera nor Applied Biosystems (now Life Technologies) is responsible. Under the tax matters agreement Celera will also be required to indemnify Applied Biosystems (now Life Technologies) for a portion of Applied Biosystems’ (now Life Technologies’) tax cost resulting from Applied Biosystems (now Life Technologies) and Celera entering into an intellectual property supply agreement and other intellectual property license agreements in connection with the split-off. The tax matters agreement also imposes restrictions on Celera’s and Applied Biosystems’ (now Life Technologies’) ability to engage in certain actions following Celera’s separation from Applied Biosystems (now Life Technologies) and to set forth the respective obligations among Celera and Applied Biosystems (now Life Technologies) with respect to the filing of tax returns, the administration of tax contests, assistance and cooperation and other matters.

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Under the terms of the tax matters agreement, certain tax assets were transferred to Celera. To preserve the allocation of one of the tax assets transferred to the Company, Applied Biosystems (now Life Technologies) was required to make a specific tax election on its federal tax return for the period ended June 27, 2008. The Company put Applied Biosystems (now Life Technologies) on notice that the election must be made. Applied Biosystems (now Life Technologies) refused to make the election on its federal tax return filed on March 16, 2009 and, pursuant to applicable tax regulations, that decision is irrevocable. This action resulted in the elimination of approximately $8.7 million of Celera’s non-current deferred tax assets at December 27, 2008. Because of the full valuation allowance against these tax assets, there was no effect on the Company’s net deferred tax assets at December 27, 2008.

The Company believes that Applied Biosystems’ (now Life Technologies’) failure to make the election constitutes a material breach of the tax matters agreement. The Company intends to pursue its rights and remedies with respect to this matter.

12. Comprehensive Income (Loss)

The components of comprehensive income (loss) for the three months ended March 28, 2009 and March 31, 2008, net of any related tax effects, are as follows:

	Three Months Ended
(Dollar amounts in millions)	March 28, 2009	March 31, 2008
Net loss	$1.4	$7.4
Other comprehensive income:
Unrealized gain on investments	1.5	0.6

Comprehensive income (loss)	$0.1	$(6.8)

13. Segment Information

Business Segments

Celera operates primarily in the U.S. through three reporting segments, a clinical laboratory testing service business (Lab Services), a products business (Products), and a segment that includes other activities under corporate management (Corporate). The Lab Services business, conducted through BHL, offers a broad portfolio of clinical laboratory tests and disease management services designed to help healthcare providers improve cardiovascular disease treatment regimens for their patients. The Products business develops, manufactures and oversees the commercialization of molecular diagnostic products. The Corporate segment includes revenues for royalties, licenses, funded collaborations and milestones related to the licensing of certain intellectual property and from Celera’s former small molecule and proteomic programs. The Corporate segment also includes corporate and shared general and administrative functions, and centrally managed research and business development activities. Also included in the Corporate segment is the benefit for income taxes and the amortization and impairment of purchased intangible assets related to Celera’s acquisitions of BHL and Atria.

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Costs and expenses for the Lab Services segment and the Products segment reflect direct costs attributable to those segments and an allocation of certain shared services related to information technology, human resources, facilities and other services. These costs have been allocated primarily based on head count. Costs related to business development activities have been allocated on a direct basis, except for costs related to the former Abbott strategic alliance that were allocated to the Products segment to the extent agreed to under the alliance arrangement. All other centralized corporate and shared administrative costs are reflected in the Corporate segment. The allocation methods have been consistently applied for all periods presented.

The following table provides information concerning the segments for the three months ended March 28, 2009 and March 31, 2008:

(Dollar amounts in millions)	Lab Services	Products	Corporate	Elimination of Intersegment Sales	Total
Three months ended March 28, 2009
Revenues from external customers	$28.5	$10.4	$6.8	$—	$45.7
Intersegment revenues (a)	—	0.3	—	(0.3)	—

Total net revenues	28.5	10.7	6.8	(0.3)	45.7

Operating income (loss)	1.1	1.3	(7.0)	0.1	(4.5)
Interest income, net	—	—	2.1	—	2.1

Income (loss) before income taxes	$1.1	$1.3	$(4.9)	$0.1	$(2.4)

Total assets	$253.0	$75.1	$341.5	$(0.2)	$669.4
Depreciation and amortization	0.6	0.3	3.2	—	4.1
Three months ended March 31, 2008
Revenues from external customers	$22.3	$9.3	$7.9	$—	$39.5
Intersegment revenues (a)	—	0.1	—	(0.1)	—

Total net revenues	22.3	9.4	7.9	(0.1)	39.5

Operating income (loss)	0.7	(4.0)	(7.2)	—	(10.5)
Loss on investments, net	—	—	(3.1)	—	(3.1)
Interest income, net	—	—	3.5	—	3.5
Other income, net	—	—	0.1	—	0.1

Income (loss) before income taxes	$0.7	$(4.0)	$(6.7)	$—	$(10.0)

Total assets	$246.9	$70.7	$483.8	$—	$801.4
Depreciation and amortization	0.7	0.3	3.0	—	4.0

(a)	Sales to Lab Services from Products.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following management’s discussion and analysis is to provide an overview of the business of Celera to help facilitate an understanding of significant factors influencing our historical operating results, financial condition, and liquidity and also to convey our expectations of the potential impact of known trends, events, or uncertainties that may impact our future results.

The following should be read in conjunction with our audited consolidated financial statements and related notes, included in our Transition Report on Form 10-KT filed with the SEC on March 25, 2009. Historical results and percentage relationships are not necessarily indicative of operating results for future periods.

Business Overview

We are a diagnostics business that delivers personalized disease management through a combination of products and services incorporating proprietary discoveries. We are organized into three reporting segments, a clinical laboratory testing service business (Lab Services), a products business (Products), and a segment that includes other activities under corporate management (Corporate). Our Lab Services business, conducted through Berkeley HeartLab, Inc. (BHL), offers a broad portfolio of clinical laboratory tests and disease management services designed to help healthcare providers improve cardiovascular disease treatment regimens for patients. Our Products business develops, manufactures, and oversees the commercialization of molecular diagnostic products. Most of this business is conducted through distribution and royalty agreements with Abbott Molecular, a subsidiary of Abbott Laboratories. Our Corporate segment includes revenues from royalties, licenses, funded collaborations and milestones related to the licensing of certain intellectual property and from our former small molecule and proteomic programs.

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

In November 2008, Applied Biosystems merged with Invitrogen Corporation to form a new company, Life Technologies Corporation (Life Technologies).

We historically received substantial administrative services and management from Applied Biosystems (now Life Technologies), and we have engaged in some related-party transactions with Applied Biosystems (now Life Technologies). Prior to the split-off, we also benefited from free access to all of Applied Biosystems’ (now Life Technologies’) technology and know-how, and license agreements that Applied Biosystems (now Life Technologies) had entered into with third parties related to intellectual property.

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

Basis of Presentation

Prior to the split-off, we were a reportable segment of Applied Biosystems (now Life Technologies) and our financial information was included in Applied Biosystems’ (now Life Technologies’) consolidating financial information. Our consolidated financial statements prior to July 1, 2008 include the assets and liabilities of Applied Biosystems (now Life Technologies) that were specifically attributed to us.

Following the split-off, on July 1, 2008, we became a stand-alone company with our own consolidated financial statements. As a result, comparability of certain items has been affected.

The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements and related disclosures, which have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules. All significant intracompany transactions and balances have been eliminated in consolidation.

The discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto for the six month transition period ended December 27, 2008 included in our Transition Report on Form 10-KT filed with the U.S. Securities and Exchange Commission (SEC) on March 25, 2009.

Recent Business Developments

In April 2009, BHL entered into a contract with Blue Cross and Blue Shield of Alabama for BHL’s test services. The agreement establishes coverage across Blue Cross and Blue Shield’s plans in Alabama for individuals who are already at elevated risk for cardiovascular disease.

In April 2009, we entered into separate patent license agreements with deCODE genetics, Inc. and Perlegen Sciences providing us access to certain genetic markers in cardiovascular and metabolic diseases.

In January 2009, Life Technologies granted licenses to two life science companies under its patents relating to real-time technology in the human in vitro diagnostics field. Under our agreement with Applied Biosystems (now Life Technologies), revenues from these third-party licenses are shared between us and Applied Biosystems (now Life Technologies). Accordingly, we expect to record a total of $8.3 million in license fees over the five quarters ending April 3, 2010.

Results of Operations

The following discussion and analysis relates to our results of operations for the three months ended March 28, 2009 and March 31, 2008. The selected financial information contained in the table below should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes.

	Three Months Ended
(Dollar amounts in millions)	March 28, 2009	March 31, 2008	% Change
Net revenues	$45.7	$39.5	16%
Cost of sales	14.0	13.2	6%

Gross margin	31.7	26.3	21%

Selling, general and administrative	25.3	21.3	19%
Research and development	7.7	10.2	(25%)
Amortization of purchased intangible assets	2.5	2.5	—
Employee-related charges, asset impairments and other	0.7	3.9	(82%)
Legal settlement	—	(1.1)	(100%)

Operating loss	(4.5)	(10.5)	(57%)

Loss on investments	—	(3.1)	(100%)
Interest income, net	2.1	3.5	(40%)
Other income, net	—	0.1	(100%)

Loss before income taxes	(2.4)	(10.0)	(76%)
Benefit for income taxes	1.0	2.6	(62%)

Net loss	$(1.4)	$(7.4)	(81%)

Effective income tax rate	41.2%	26.1%

The following table summarizes the components of our net revenues from external customers by segment:

	Three Months Ended
(Dollar amounts in millions)	March 28, 2009	March 31, 2008	% Change
Lab Services	$28.5	$22.3	28%
Products	10.4	9.3	12%
Corporate	6.8	7.9	(14%)

Net revenues from external customers	$45.7	$39.5	16%

The following table summarizes our operating income (loss) by segment:

	Three Months Ended
(Dollar amounts in millions)	March 28, 2009	March 31, 2008	% Change
Lab Services	$1.1	$0.7	57%
Products	1.3	(4.0)	(133%)
Corporate	(7.0)	(7.2)	(3%)
Elimination of intersegment sales	0.1	—

Operating loss	$(4.5)	$(10.5)	(57%)

Three Months Ended March 28, 2009 Compared to Three Months Ended March 31, 2008

Revenues

Revenues from our Lab Services segment for the three months ended March 28, 2009 increased by $6.2 million compared to the three months ended March 31, 2008 primarily due to increased test volumes and the broad scale launch of the blood-based KIF6 test in July 2008.

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

Revenues for our Products segment for the three months ended March 28, 2009 increased by $1.1 million compared to the three months ended March 31, 2008. For the three months ended March 28, 2009, revenues were primarily from sales of Celera-manufactured products and from royalties from sales of RealTimeTM assays used on the m2000TM system from Abbott. For the three months ended March 31, 2008, revenues were recorded based on our alliance agreement with Abbott and included equalization revenue of $4.0 million.

Corporate revenue, which primarily consists of royalties, licenses and milestones, decreased $1.1 million for the three months ended March 28, 2009 compared to March 31, 2008. The reduction in revenue for the first quarter of 2009 was due primarily to lower royalty revenue received from a licensee compared to the prior year quarter partially offset by higher license revenue. The three months ended March 28, 2009 included revenue of $2.3 million from Life Technologies related to human in-vitro diagnostics (HIVD) licenses entered into by Life Technologies during the quarter. In January 2009, Life Technologies granted licenses to two life science companies under its patents relating to real-time technology in the HIVD field. Under our agreement with Applied Biosystems (now Life Technologies), revenues from these third-party licenses are shared between us and Applied Biosystems (now Life Technologies). The prior year quarter included revenues of $2.0 million from Beckman Coulter, Inc. one of our licensees; the last payment under this license was received in the three months ended December 27, 2008.

Gross Margin

Gross margin for the three months ended March 28, 2009 increased by $5.4 million compared to the three months ended March 31, 2008 primarily as a result of the increase in net revenues. Gross margin as a percentage of net revenue increased to 69% for the three months ended March 28, 2009 from 67% for the three months ended March 31, 2008, primarily as a result of efficiencies in our Lab Services and Products segments.

Operating Expenses

SG&A expenses increased by $4.0 million for the three months ended March 28, 2009 compared to the prior year quarter, primarily due to an increase of $1.7 million for costs associated with the expansion of sales efforts and $2.3 million due to an increased allowance for doubtful accounts at BHL. We have experienced an increased aging of our non-contractual payor and patient receivables as a result of changing and inconsistent payment patterns.

Research and development expenses decreased by $2.5 million for the three months ended March 28, 2009 compared to the prior year quarter primarily due to the completion of certain discovery research projects, including reduced proteomic-based target discovery and validation related activities, and associated lower employee-related costs in our Corporate and Products segments, and the termination of the strategic alliance with Abbott.

The amortization of purchased intangible assets for the three months ended March 28, 2009 and March 31, 2008 related to the acquisitions of BHL and Atria in October 2007.

Employee-related charges, asset impairment and other expenses of $0.7 million for the three months ended March 28, 2009 consisted of severance and related costs associated with the planned closure of our Rockville, Maryland facility. We expect to incur total costs of approximately $1.8 million relating to the closure in the first three quarters of 2009. Approximately $1.4 million of the costs is expected to be cash outlays and is expected to be paid by April 30, 2010. Payments will be made out of available cash. This compares to employee-related charges, asset impairment and other expenses of $3.9 million for the three months ended March 31, 2008, which consisted of $1.3 million of severance costs resulting from the realigning of our R&D resources, excess lease charges of $0.9 million related to a reduction in our proteomic-based activities, $1.1 million for professional fees related to the split-off from Applied Biosystems (now Life Technologies) and a pre-tax charge of $0.6 million related to a patent infringement suit with Innogenetics N.V.

The three months ended March 31, 2008 included a gain of $1.1 million in our Corporate segment related to the settlement of a litigation matter associated with our former Online/Information business, an information products and service business.

Operating Loss

Our Lab Services segment had operating income of $1.1 million for the three months ended March 28, 2009 compared to $0.7 million for the three months ended March 31, 2008. This was primarily due to the increase in gross margin as a result of increased revenue and cost savings, partially offset by the increase in SG&A, as described above.

Our Products segment had operating income of $1.3 million for the three months ended March 28, 2009 compared to an operating loss of $4.0 million for the three months ended March 31, 2008. This was primarily due to an increase in gross margin as a result of increased revenue and cost savings, and a decrease in R&D expenses, as described above. The three months ended March 31, 2008 included severance costs of $0.8 million related to the realigning of our R&D resources and $0.6 million associated with the patent infringement suit with Innogenetics N.V.

The operating loss for our Corporate segment was $7.0 million for the three months ended March 28, 2009 and decreased by $0.2 million compared to the prior year quarter, primarily due to a decrease in operating expenses, partially offset by a decrease in gross margin. The three months ended March 31, 2008 included employee-related charges, asset impairments and other of $2.5 million, partially offset by the gain of $1.1 million related to the settlement of a litigation matter associated with our former Online/Information business.

Loss on Investments

The three months ended March 31, 2008 included $3.1 million loss on investments for an other-than-temporary impairment of a minority equity investment.

Interest Income, Net

Interest income, net for the three months ended March 28, 2009 decreased compared with the prior year quarter primarily due to lower interest rates combined with lower average balances of cash and cash equivalents and short-term investments. Interest income, net for the three months ended March 28, 2009 included $0.2 million related to the long-term receivable from Abbott.

Benefit for Income Taxes

The consolidated effective income tax rate for the three months ended March 28, 2009 was a benefit of 41.2%, compared to 26.1% for the three months ended March 31, 2008. The increase was primarily due to a benefit of $0.9 million as a result of the new California apportionment laws that were enacted during the quarter.

Subsequent to the split-off from Applied Biosystems (now Life Technologies), a full valuation allowance was established against our federal deferred tax assets as a result of our historic losses.

Discussion of Financial Resources and Liquidity

We had cash and cash equivalents and short-term investments of $320.6 million at March 28, 2009 and $316.5 million at December 27, 2008. We believe that existing funds are adequate to satisfy our normal operating cash flow needs and planned capital expenditures for at least the next twelve months.

We do not have a revolving credit agreement in place, although we may establish such a facility in the future.

The following table summarizes the components of our financial resources at March 28, 2009 and December 27, 2008:

(Dollar amounts in millions)	March 28, 2009	December 27, 2008
Cash and cash equivalents	$45.5	$72.0
Short-term investments	275.1	244.5

Total cash and cash equivalents and short-term investments	$320.6	$316.5

Total debt	$—	$0.1

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

The overall increase of cash and cash equivalents and short-term investments for the three months ended March 28, 2009 was primarily due to $7.2 million of proceeds received from the exercise of stock options and a net increase of $0.9 million in the value of securities within our short-term investment portfolio, partially offset by $2.4 million of cash used by operating activities and additions to property, plant and equipment of $1.6 million.

Net cash flows for the three months ended March 28, 2009 were as follows:

	Three Months Ended
(Dollar amounts in millions)	March 28, 2009	March 31, 2008
Net cash used by operating activities	$(2.4)	$(3.5)
Net cash (used) provided by investing activities	(31.3)	15.1
Net cash provided by financing activities	7.2	2.4

Net change in cash and cash equivalents	$(26.5)	$14.0

Operating activities

For the three months ended March 28, 2009, net cash used by operating activities of $2.4 million consisted of income-related cash flow of $9.5 million, offset by changes in operating assets and liabilities of $11.9 million. Income-related cash flow represents the net loss for the period adjusted for non-cash charges related to depreciation and amortization, allowance for doubtful accounts, loss on investments, employee-related charges, asset impairments and other, share-based compensation, deferred income taxes, gain on disposal of assets, non-cash interest income, amortization of premium on purchase of investments and non-reimburseable utilization of tax benefits by Applied Biosystems (now Life Technologies).

The changes in operating assets and liabilities were due to an increase of $6.9 million in accounts receivable due primarily to an increase in royalties receivable in our Corporate segment and an increase in accounts receivable at BHL; a decrease of $4.7 million in accounts payable and other liabilities caused primarily by the timing of bonus and payroll payments; an increase of $0.6 million in prepaid expenses and other assets due primarily to an income tax benefit of $0.9 million as a result of the new California apportionment laws that were enacted during the quarter; partially offset by a decrease in net inventories of $0.3 million.

For the three months ended March 31, 2008, net cash used by operating activities of $3.5 million related to changes in operating assets and liabilities of $3.1 million and income-related cash outflows of $0.4 million. The changes in operating assets and liabilities were due to an increase of $5.3 million in accounts receivable primarily due to increased revenues and slower collections at BHL; a decrease of $4.4 million in accounts payable and other liabilities primarily due to the timing of payments; partially offset by a decrease of $5.5 million in prepaid expenses and other assets primarily due to a reduction in the net investment in the Abbott alliance; and a decrease in net inventories of $1.1 million.

Investing activities

The net cash used by investing activities of $31.3 million was primarily caused by purchases of available-for-sale investments exceeding the proceeds from the maturity and sale of available-for-sale investments by $29.7 million, and by additions to property, plant and equipment and intangible assets, net of $1.6 million, which included $0.8 million for leasehold improvements, $0.7 million for the purchase of machinery and equipment and $0.1 million for the purchase of software licenses.

For the three months ended March 31, 2008, the net cash provided by investing activities of $15.1 million was due primarily to proceeds from the maturity and sale of available-for-sale investments exceeding the purchase of available-for-sale investments by $16.7 million. This was partially offset by additions to property, plant and equipment and intangible assets, net of $1.6 million, which included $1.2 million for leasehold improvements and $0.4 million for the purchase of machinery and equipment.

Financing activities

The net cash provided by financing activities of $7.2 million and $2.4 million for the three months ended March 28, 2009 and March 31, 2008, respectively, related primarily to proceeds from the issuance of stock upon the exercise of stock options.

Trends and Uncertainties That May Impact Future Results of Operations

Recent global market and economic conditions have been unprecedented and challenging, with tighter credit conditions and recession in most major economies continuing into 2009. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. These factors have led to a decrease in spending by businesses and consumers alike, and a corresponding decrease in global infrastructure spending. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers.

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

At March 28, 2009 and March 31, 2008, we had no off-balance sheet arrangements or obligations.

Critical Accounting Estimates

There have been no material changes to our critical accounting policies and estimates from the disclosures made in Management’s Discussion and Analysis of Financial Conditions and Results of Operations included in our Transition Report on Form 10-KT for the six months ended December 27, 2008 filed with the SEC on March 25, 2009.

Recent Accounting Pronouncements

Refer to Note 2 to our unaudited condensed consolidated financial statements for a description of the effect of recently adopted accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We manage our interest rate risk by maintaining an investment portfolio generally consisting of debt instruments of high credit quality and relatively short maturities. As of March 28, 2009, our cash, cash equivalents and short-term investments were invested in a diversified, liquid portfolio of corporate bonds, treasury and agency securities, as well as asset-backed securities and money market instruments.

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

Disclosure Controls and Procedures

We are responsible for maintaining disclosure controls and procedures, as defined by the Securities and Exchange Commission in its Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of the three months ended March 28, 2009, the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of such period, our disclosure controls and procedures were effective, at the reasonable assurance level.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 28, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

ITEM 1.	Legal Proceedings

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

ITEM 1A.	Risk Factors

The following information sets forth facts that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time. The risk factors set forth below include all changes to, and supersede, the risk factors previously disclosed in Part I, Item 1A of our Transition Report on Form 10-KT for the year ended December 27, 2008.

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

Third-party payors and healthcare providers may look to treatment guidelines such as the National Cholesterol Education Program’s current clinical guidelines for cholesterol testing and management that are contained in the Third Report of the Expert Panel on Detection, Evaluation, and Treatment of High Blood Cholesterol in Adults (ATP III), anticipated to be updated in 2010, in making their determinations as to the clinical utility of our diagnostic tests. Some of our advanced diagnostic tests are not included in the current guidelines and may not be incorporated in the future, and other existing tests may be removed, any of which could harm our operating results and financial condition.

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

A large portion of BHL’s clinical laboratory testing business is currently reimbursed by non-governmental third-party payors on an out-of-network, non-participating basis. This means that BHL does not have contracted reimbursement rates with these companies. In order to contain medical expenses, many of these companies have requested that BHL become an in-network, participating provider of clinical laboratory testing services. BHL’s past practice was to be an out-of-network provider. BHL has entered into contracts with, among others, Blue Cross and Blue Shield of Alabama, United Healthcare® (through its PacifiCare® subsidiary) and Aetna® (through Aetna Health of California, Inc.) as an in-network, participating provider and we expect BHL to bring additional business under contract in the future. By becoming an in-network, participating provider, BHL has the advantage of providing its clinical laboratory testing services to more beneficiaries of the insurance company or managed care organization that has established the network. However, in-network, participating reimbursement rates tend to be substantially lower than those reimbursement rates currently being received by BHL for its testing services and there is no assurance that BHL’s tests will be allowed by any particular third-party payor’s coverage determination polices. Therefore, joining these networks could reduce BHL’s net income and harm our operating results and financial condition.

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

The full transition to Palmetto GBA occurred effective September 2, 2008. The MAC stated methodology for consolidation and transition of Local Coverage Determinations, or LCDs, was based on the principal of “least restrictive.” A new LCD related to some of our diagnostic services was introduced as a result of the consolidation process and later retired. New LCDs may result in reductions to, delays in or denials for reimbursement for the services offered. Additionally, the transition from a fiscal intermediary to a MAC is in a very early stage and may result in delays in or denials for reimbursement that could harm our operating results and financial condition.

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

Government oversight of and attention to the healthcare industry in the United States is significant and may increase. With the recent change in the presidency, there has been extensive public discussion of healthcare reform. While it is not possible to predict whether change in U.S. government regulation of healthcare will occur, or the nature or impact of any such change, our business could be adversely impacted if healthcare reform focuses on reducing healthcare costs and/or does not recognize the value and importance of diagnostic testing. For example, healthcare reform could lead to Medicare savings by way of a reduction in the laboratory fee schedule reimbursement amounts, Medicare beneficiaries being required to pay co-payments for laboratory services, future inflation increases to the laboratory fee schedule reimbursement amounts being reduced or eliminated, or the implementation of more restrictive medical policies for laboratory testing.

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

We have experienced an increased aging of our non-contractual payor and patient receivables. Though we have implemented programs aimed at improving our collections, there can be no assurance that these will be successful. Any failure to improve our collections, or a further deterioration in our receivables, will harm our operating results and financial condition.

Billing for clinical testing services is complex and is subject to extensive and non-uniform rules and administrative requirements. Depending on the billing arrangement and applicable law, we bill various payers, such as patients, insurance companies, Medicare, physicians and hospitals. A significant portion of our accounts receivable is owed to us by individual patients. In general, it is difficult to collect amounts owed to BHL by individuals and it is becoming increasingly more difficult to do so in the current economic environment. Changes in laws and regulations could increase the complexity and cost of our billing process. Additionally, auditing for compliance with applicable laws and regulations as well as internal compliance policies and procedures adds further cost and complexity to the billing process. Further, our billing systems require significant technology investment and, as a result of marketplace demands, we need to continually invest in our billing systems.

Missing or incorrect information on requisitions adds complexity to and slows the billing process, creates backlogs of unbilled requisitions, and generally increases the aging of accounts receivable and our allowance for doubtful accounts. We believe that a portion of our allowance for doubtful accounts is attributable to the lack of, or inaccurate, billing information. Failure to timely or correctly bill may lead to our not being reimbursed for our services or an increase in the aging of our accounts receivable, which could harm our operating results and financial condition. Failure to comply with applicable laws relating to billing federal healthcare programs could lead to various penalties, including exclusion from participation in the Medicare program; asset forfeitures; civil and criminal fines and penalties; and the loss of various licenses, certificates and authorizations necessary to operate our business, any of which could harm our operating results and financial condition.

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

The restrictions on Applied Biosystems (now Life Technologies) described above do not apply to the commercialization of an existing competing product (as specifically defined in the operating agreement between us and Applied Biosystems (now Life Technologies)) acquired as part of an acquisition of a third party by Applied Biosystems (now Life Technologies), nor do they prohibit an acquiror of Applied Biosystems (now Life Technologies) from continuing to commercialize an existing competing product following an acquisition. Accordingly, Life Technologies is not prohibited from continuing to commercialize existing competing products commercialized by Invitrogen prior to the Applied Biosystems/Invitrogen merger. We understand that Life Technologies has high resolution HLA typing products that might be characterized as existing competing products. In addition, Life Technologies may have existing competing products, that we are not aware of, that may not be subject to the restrictions described above.

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

If infringement claims against us are resolved unfavorably to us, we may be enjoined from manufacturing or selling our products or services without a license from a third party, and we may not be able to obtain a license on commercially acceptable terms, or at all. Also, we could become subject to significant liabilities to others if these claims are resolved unfavorably to us. Similarly, our business could be harmed and we could be subject to liabilities because of lawsuits brought by others against Abbott Laboratories, who serves as the exclusive distributor for most of our diagnostic products, and from whom we obtain royalties for sales of certain of their molecular diagnostic products.

We have a dispute with Applied Biosystems (now Life Technologies) concerning the tax matters agreement entered into in connection with our separation from Applied Biosystems.

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

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, and its related privacy and security regulations establish federal standards for the uses and disclosures of individually identifiable health information, which is referred to as protected health information. We are also subject to state privacy and security laws that in some cases impose more stringent requirements than HIPAA and its related regulations. In addition, we must comply with the laws of other countries that regulate the transfer of healthcare data relating to citizens of those countries. HIPAA, as well as state and foreign privacy and security regulations, provide for significant fines and other penalties for the wrongful use or disclosure of protected health information, including potential civil and criminal fines and penalties. Although HIPAA and the related regulations do not expressly provide for a private right of damages, we also could incur damages under state and foreign laws to individuals claiming that we wrongfully used or disclosed their confidential health information or other private personal information.

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

Several key components of our diagnostic products and a test kit used in our clinical laboratory testing services come from, or are manufactured for us by, a single supplier or a limited number of suppliers, including Applied Biosystems (now Life Technologies). Key components of our diagnostic products include enzymes, fluorescent dyes, phosphoramidites, and oligonucleotides. We acquire some of these and other key components on a purchase-order basis, meaning that the supplier is not required to supply us with specified quantities over any set period of time or set aside part of its inventory for our forecasted requirements. We have not arranged for alternative supply sources for some of these components should suppliers become unable to meet our demand or become unwilling to do so on terms that are acceptable to us. It may be difficult, if not impossible, to find alternative suppliers, especially to replace enzymes, fluorescent dyes, phosphoramidites, and oligonucleotides. In addition, we rely on single source suppliers, particularly Applied Biosystems (now Life Technologies), to provide instruments, associated software, and consumables for use in our products business. We obtain Lp-PLA2 test kits, known as PLAC® test kits, used in our clinical laboratory testing services from a single supplier — diaDexus, Inc., or diaDexus. To our knowledge, diaDexus is the only supplier of PLAC® test kits used in clinical laboratory testing in the United States, and, therefore, it is possible that no alternative supply source would be available should diaDexus become unable to provide a sufficient number of these kits to meet our demand or become unwilling to do so on acceptable terms. There can be no assurance that diaDexus will be able to meet our demand for these kits in the future or sell these test kits to us on acceptable terms. If we are unable to obtain Lp-PLA2 tests kits from diaDexus, our LP-PLA2 test revenue will be impacted.

We are required under FDA regulations to verify that our suppliers of key components for our diagnostic products are in compliance with all applicable FDA regulations, including the Quality System Regulation. We believe that this requirement increases the difficulty in arranging for needed alternative supply sources, particularly for components that are from “single source” suppliers, which means that they are currently the only viable supplier of custom-ordered components. For example, we obtain reagents for our ApoE genetic test from a third party supplier that is currently not able to provide us with new reagents that comply with the FDA’s revised guidelines. We currently have access to sufficient quantities of reagents to last until the expiration of the supplier’s contract on June 1, 2009. We have identified alternative reagents for which we are completing the validation process. If we are unable to successfully implement this new version of ApoE testing, our ApoE test revenue will be impacted.

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

Genetic testing has raised issues regarding confidentiality and the appropriate uses of the resulting information. For example, concerns have been expressed regarding the use of genetic test results by insurance carriers or employers to discriminate on the basis of this information, resulting in barriers to the acceptance of genetic tests by consumers. These concerns could lead to governmental authorities calling for limits on, or regulation of the use of, genetic testing or prohibiting testing for genetic predisposition to some diseases, particularly those that have no known cure. Were any of these scenarios to occur, it could reduce the potential markets for our business and, therefore, harm our operating results and financial condition.

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

BHL’s clinical laboratory, located in Alameda, California, is regulated by the Clinical Laboratory Improvement Amendments of 1988, or CLIA. CLIA is a federal law that regulates clinical laboratory testing performed on specimens derived from humans for the purpose of providing information for the diagnosis, prevention, or treatment of disease. CLIA is intended to ensure the quality and reliability of clinical laboratory testing in the United States. BHL’s CLIA certification requires its clinical laboratory to be inspected every other year in addition to being subject to random CLIA inspections. BHL’s clinical laboratory is also subject to license requirements imposed by the State of California. California laws establish quality standards for day-to-day operation of the clinical laboratory, including the training and skills required of personnel and quality control. BHL’s California and New York state licenses require periodic inspections by the state laboratory licensing authorities. If a CLIA or state inspector finds deficiencies, that finding could lead to the revocation or suspension of, or limitations being placed upon, BHL’s CLIA accreditation or California, New York, or other state licenses. Any revocation, suspension, or limitation of any licenses could prevent BHL from performing all or some of its clinical laboratory testing services and could harm our operating results and financial condition.

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

The historical financial information of Celera prior to our split-off from Applied Biosystems (now Life Technologies) may not be representative of our results as an independent entity, and, therefore, may not be reliable as an indicator of our historical or future results as an independent entity.

The historical financial information we have included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2008, may not reflect what our results of operations, financial position and cash flows would have been had we been an independent entity during the period. This is because, in part, the financial information reflects allocations for services provided to Celera by Applied Biosystems (now Life Technologies). These allocations may not reflect the costs we incur for similar or incremental services as an independent entity.

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

Our business requires manipulating and analyzing large amounts of data, communicating the results of the analysis to our internal research personnel and our collaborators via the Internet and tracking and communicating the results, via the Internet and other modalities, of the tests performed by our clinical laboratory testing business. Also, we rely on a global enterprise software system to operate and manage our business. Our business, therefore, depends on the continuous, effective, reliable, and secure operation of our computer hardware, software, networks, Internet servers, and related infrastructure. To the extent that our hardware or software malfunctions or there is an interruption in Internet service in a way that affects access to our data by our accounting and billing departments, internal research personnel or collaborators, or access to our laboratory testing results by referring professionals or patients, our operating results and financial condition could be harmed.

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

In the past, we focused on actively marketing our clinical laboratory testing services to accounts that referred large volumes of specimens for our services. We believe that the continued growth of our clinical laboratory services requires a change to our sales strategy, moving away from a focus on large-volume accounts and instead implementing an approach that includes developing local market territories and selling non-blood based genetic testing services to accounts on a more disbursed basis. We are currently implementing this new strategy. As a result of this change, we expect to reorganize our existing sales, marketing and clinical operations for our laboratory testing services based on market demand and our ability to implement the use of telephone and internet technology. These organizational changes may harm the business we currently receive from our existing accounts, may not be successful in generating business from new accounts and may cost more to effect than we anticipate.

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

We lack our own sales organization to sell our diagnostic products to unaffiliated clinical testing laboratories. Accordingly, we are reliant on the efforts of our distributor, Abbott Molecular, Inc., for the sales, promotion, and distribution of most molecular diagnostic products manufactured by us. Our revenues under the agreement are dependent on Abbott’s sales price to end-users which may change over reporting periods. Although this is a long-term arrangement, the agreement contains provisions that could result in early termination for reasons that include the following: material breach of the agreement by either company that is not cured following 60 days written notice; and upon specified insolvency events. The amount and timing of resources to be devoted to sales activities by Abbott Molecular are generally not within our control. Failure by Abbott to devote sufficient resources to the distribution of our products or the termination of the distribution agreement could harm our operating results and financial condition.

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

The FDA has issued an interpretation of the regulations governing the sale of ASRs which could prevent or delay our or our collaborators’ or licensees’ sales of these products and harm our operating results and financial condition. In September 2007, the FDA published “Guidance for Industry and FDA Staff: Commercially Distributed Analyte Specific Reagents (ASRs): Frequently Asked Questions,” clarifying the FDA’s interpretation of the regulations governing the sale of ASR products. ASRs are a class of products that do not require regulatory clearance or approval. The FDA’s guidance document contains an interpretation of the ASR regulations that, we believe, represents a departure from FDA practice and policy prior to the release of the FDA’s draft guidance in September 2006, regarding products that can be characterized as ASRs. We believe that all of our current ASR products, other than our HLA ASR products, will meet the regulatory definition of an ASR, as set forth in the guidance document. Our products sold as ASRs include HLA products, Fragile X products, and deep vein thrombosis products. We similarly believe that all of the ASR products manufactured and sold by Abbott for which Abbott pays us royalties meet the regulatory definition of an ASR, as set forth in the guidance document. If the FDA does not agree with our interpretations of our ASR products, we may need to establish an appropriate action plan for any affected product, such as reconfiguring the product to bring it into compliance with the ASR definition or seeking clearance pursuant to Section 510(k) of the FFDCA. In June 2008, the FDA issued a letter that stated that the FDA might employ “enforcement discretion” to the sale of ASR products that did not meet the regulatory definition of an ASR, if a manufacturer met with the FDA and developed an approved plan to bring the products into compliance by reconfiguring the product or seeking the appropriate registration. We applied for and received assurance of such “enforcement discretion” for the sale of our HLA ASR products from the FDA, while working with the FDA under a pre-IDE for registering the HLA products. The FDA may change its position on “enforcement discretion,” or we could fail to achieve the proposed plan for registering the HLA products, and we could be required to discontinue marketing the HLA ASRs. The Section 510(k) clearance process generally requires the filing of notice with the FDA with clinical data demonstrating that the product and its intended purpose are “substantially equivalent” to a diagnostic device that is already cleared or approved for marketing by the FDA. If a 510(k) premarketing clearance is not obtained, an FDA pre-market approval or PMA application must be filed under the FFDCA, which must demonstrate that a diagnostic device is safe and effective, and must be supported by more extensive information than required for a 510(k) notification. The process for obtaining an FDA pre-market approval or 510(k) clearance may be time-consuming, expensive, and difficult to obtain and there is no assurance that they will be obtained. Accordingly, under the new interpretation of the ASR regulations, the FDA could require us or Abbott to discontinue marketing current non-compliant products. Any discontinuation could be indefinite or permanent, and our business could be harmed. Also, the interpretation of the ASR regulations contained in the guidance document might make development of new ASR products more difficult, and this could similarly harm our operating results and financial condition.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

This table provides information about our purchases of Celera Corporation common stock during the three months March 28, 2009:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
December 28, 2008 - January 24, 2009	20,820	$8.80	—	—
January 25, 2009 - February 21, 2009	9,809	8.56	—	—
February 22, 2009 - March 28, 2009	—	—	—	—

Total	30,629	$8.72	—	—

(1)	During the three months ended March 28, 2008, we repurchased 30,629 shares of our common stock, at an average price of $8.72, to satisfy tax obligations upon the vesting of restricted stock under the 2008 Stock Incentive Plan. We may make similar repurchases in the future to satisfy employee tax obligations upon the vesting of restricted stock.

ITEM 6.	Exhibits

EXHIBIT NO.	DOCUMENT

10.1*	Amendment No. 2, effective as of March 2, 2009, to Assignment Agreement by and between Pharmacyclics, Inc. and Applera Corporation, dated April 7, 2006.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELERA CORPORATION

/s/ KATHY ORDOÑEZ

Name: Kathy Ordoñez

Title: Chief Executive Officer

Date: May 11, 2009

/s/ UGO DEBLASI

Name: Ugo DeBlasi

Title: Chief Financial Officer

Date: May 11, 2009