Form 10-Q
period 2009-06-27
Celera CORP
filed 2009-08-11
CIK 1428156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 27, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of August 1, 2009: 81,818,256.

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

PART I – Financial Information

ITEM 1.	FINANCIAL STATEMENTS

Celera Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
(Dollar amounts in thousands except per share amounts)	June 27, 2009	June 30, 2008	June 27, 2009	June 30, 2008
Net Revenues
Products	$8,277	$8,982	$17,434	$18,101
Services	25,437	26,163	54,103	48,719
Royalties, licenses and milestones	7,604	7,583	15,517	15,362

Total Net Revenues	41,318	42,728	87,054	82,182

Cost of Sales
Products	4,427	3,272	9,241	8,261
Services	8,976	8,889	18,169	17,059

Total Cost of Sales	13,403	12,161	27,410	25,320

Gross Margin	27,915	30,567	59,644	56,862
Selling, general and administrative	41,109	25,150	66,355	46,484
Research and development	7,425	9,379	15,155	19,571
Amortization of purchased intangible assets	2,549	2,511	5,098	5,010
Employee-related charges, asset impairments and other	(126)	2,676	598	6,549
Legal settlement	—	—	—	(1,100)
Impairment of intangible assets	15,655	—	15,655	—

Operating Loss	38,697	9,149	43,217	19,652
Gain (loss) on investments	24	—	24	(3,080)
Interest income, net	1,675	2,612	3,787	6,133
Other income, net	—	31	—	136

Loss Before Income Taxes	36,998	6,506	39,406	16,463
Benefit (provision) for income taxes	5,279	(97,624)	6,270	(95,028)

Net Loss	$31,719	$104,130	$33,136	$111,491

Net Loss per Share
Basic and diluted	$0.39	$1.30	$0.41	$1.40

Weighted Average Shares Outstanding (in thousands)
Basic and diluted	81,818	79,904	81,777	79,820

See accompanying notes to unaudited condensed consolidated financial statements.

Celera Corporation

Condensed Consolidated Statements of Financial Position

(Unaudited)

(Dollar amounts in thousands)	At June 27, 2009	At December 27, 2008
Assets
Current assets
Cash and cash equivalents	$61,432	$72,018
Short-term investments	258,737	244,457
Accounts receivable (net of allowances for doubtful accounts of $39,168 and $16,752, respectively)	30,894	47,652
Inventories, net	7,587	7,514
Prepaid expenses and other current assets	13,463	19,699

Total current assets	372,113	391,340
Property, plant and equipment, net	15,575	16,668
Goodwill	116,350	116,350
Intangible assets, net	106,509	117,182
Other long-term assets	27,153	26,349

Total Assets	$637,700	$667,889

Liabilities and Stockholders’ Equity
Current liabilities
Loans payable	$—	$62
Accounts payable	8,986	8,629
Accrued salaries and wages	8,338	8,997
Accrued taxes on income	107	190
Other accrued expenses	11,021	9,765
Deferred revenue	1,119	1,811

Total current liabilities	29,571	29,454
Other long-term liabilities	15,170	25,221

Total Liabilities	44,741	54,675

Commitments and contingencies (refer to Note 14)

Stockholders’ Equity

Common stock: par value $0.01 per share; 300,000,000 shares authorized; 81,818,256 and 81,241,461 shares outstanding, respectively	820	814
Preferred stock: par value $0.01 per share; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Additional paid-in capital	1,586,781	1,581,080
Accumulated other comprehensive income (loss)	1,506	(5,760)
Treasury stock, at cost: 148,162 and 133,600 shares, respectively	(1,535)	(1,443)
Accumulated net loss	(994,613)	(961,477)

Total Stockholders’ Equity	592,959	613,214

Total Liabilities and Stockholders’ Equity	$637,700	$667,889

See accompanying notes to unaudited condensed consolidated financial statements.

Celera Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
(Dollar amounts in thousands)	June 27, 2009	June 30, 2008
Operating Activities
Net loss	$(33,136)	$(111,491)
Adjustments to reconcile net loss from operations to net cash provided (used) by operating activities:
Depreciation and amortization	8,127	7,837
Impairment of intangible assets	15,655	—
Non-cash interest income	(452)	—
Allowance for doubtful accounts	25,162	7,101
Employee-related charges, asset impairments and other	598	5,468
Share-based compensation	1,521	4,096
Deferred income taxes	(6,062)	131,742
Loss (gain) on disposal of assets	174	(23)
Amortization of premium on purchase of investments	752	24
Nonreimbursable utilization of tax benefits by Applied Biosystems (now Life Technologies)	—	(42,170)
Changes in operating assets and liabilities:
Accounts receivable	(8,404)	(16,468)
Inventories	622	1,410
Prepaid expenses and other assets	764	11,487
Accounts payable and other liabilities	(1,928)	(9,643)

Net Cash Provided (Used) by Operating Activities	3,393	(10,630)

Investing Activities
Purchase of intangible assets	(10,300)	—
Additions to property, plant and equipment, net	(2,585)	(2,515)
Proceeds from maturities of available-for-sale investments	64,505	79,175
Proceeds from sales of available-for-sale investments	17,294	84,503
Purchases of available-for-sale investments	(90,044)	(158,408)

Net Cash (Used) Provided by Investing Activities	(21,130)	2,755

Financing Activities
Principal payments on loans payable and debt	(62)	(62)
Funding from Applied Biosystems (now Life Technologies) as a result of the split-off	31	—
Proceeds from the issuance of stock, net of taxes withheld and paid	7,182	4,175

Net Cash Provided by Financing Activities	7,151	4,113

Net Change in Cash and Cash Equivalents	(10,586)	(3,762)
Cash and Cash Equivalents at Beginning of Period	72,018	51,080

Cash and Cash Equivalents at End of Period	$61,432	$47,318

See accompanying notes to unaudited condensed consolidated financial statements.

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

1. The Company and Nature of Operations

Organization

Celera Corporation is a diagnostics business that delivers personalized disease management through a combination of products and services incorporating proprietary discoveries.

When used in these notes, references to the “Company” and “Celera” refer to the Celera Group for all periods prior to the completion of the split-off from Applied Biosystems, Inc. (Applied Biosystems), formerly known as Applera Corporation (Applera), which is discussed below under Relationship with Applied Biosystems (now Life Technologies), and to Celera Corporation and its subsidiaries for all periods following the completion of the split-off, in each case, unless the context otherwise requires.

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

The accompanying unaudited condensed consolidated financial statements include the financial statements of Celera Corporation and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Subsequent events have been evaluated through the date of issuance of the Company’s unaudited condensed consolidated financial statements, August 11, 2009.

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

2. Accounting Policies

There have been no changes to the Company’s accounting policies during the six months ended June 27, 2009. Refer to Note 1 to the consolidated financial statements contained in the Company’s Transition Report on Form 10-KT for the six months ended December 27, 2008.

Recently Adopted Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 107-1 and Accounting Principles Board (APB) Opinion No. 28-1 (FSP No. 107-1), Interim Disclosures about Fair Value of Financial Instruments. FSP No. 107-1 amends Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements. The FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP No. 107-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP No. 107-1 requires comparative disclosures only for periods ending subsequent to initial adoption. The provisions of FSP No. 107-1 are effective for the Company’s second quarter of 2009. The disclosures required by this standard are included in Note 6 to the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly. FSP No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP No. 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP No. 157-4 is to be applied prospectively. The provisions of FSP No. 157-4 are effective for the Company’s second quarter of 2009. The adoption of FSP No. 157-4 did not have an impact on the Company’s consolidated results of operations and financial position.

In April 2009, the FASB issued FSP No. 115-2 and 124-2 (FSP No. 115-2), Recognition and Presentation of Other-Than-Temporary Impairments. FSP No. 115-2 amends the other-than-temporary impairment guidance in U.S. generally accepted accounting principles (GAAP) for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in financial statements. The provisions of FSP No. 115-2 are effective for the Company’s second quarter of 2009. The adoption of FSP No. 115-2 did not have an impact on the Company’s consolidated results of operations and financial position.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth: the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The provisions of SFAS No. 165 are effective for the Company’s second quarter of 2009. The adoption of SFAS No. 165 did not have an impact on the Company’s consolidated results of operations and financial position.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 applies to intangible assets that are acquired individually or with a group of other assets and to both intangible assets acquired in business combinations and asset acquisitions. FSP No. 142-3, which was effective for the Company’s first quarter of 2009, did not have an impact on the Company’s consolidated results of operations and financial position.

In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157, Fair Value Measurement, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP No. 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. FSP No. 157-2, which was effective for the Company’s first quarter of 2009, did not have an impact on the Company’s consolidated results of operations and financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) establishes the principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, the goodwill acquired and any noncontrolling interest in the acquiree. SFAS No. 141(R) also establishes the disclosure requirements for a business combination. The provisions of SFAS No. 141(R) were effective for the Company’s first quarter of 2009. The adoption of SFAS No. 141(R) did not have an impact on the Company’s consolidated results of operations and financial position.

3. Allowance for Doubtful Accounts

For the three and six months ended June 27, 2009, the Company recorded an allowance for doubtful accounts of $20.1 million and $25.2 million, respectively, compared to $4.3 million and $7.1 million for the three and six months ended June 30, 2008, respectively. Allowance for doubtful accounts is recorded in selling, general and administrative expense in the Condensed Consolidated Statements of Operations. This increase was primarily due to the provision for the Lab Services’ accounts receivable over 360 days old, tests that have been denied for reimbursement and an assessment of the collectability of aged accounts receivable based on past collection experience. These balances were primarily due from patients.

4. Restructurings

On February 17, 2009, Celera committed to a plan to close its Rockville, Maryland facility, which resulted in a workforce reduction of approximately 20 positions. This facility historically housed the majority of Celera’s proteomic research. The change reflected the substantial completion of the research phase of the proteomics projects in Rockville. The Company transferred its diagnostic lung cancer program to its Alameda, California facility and expects to complete the Rockville closure by the end of the third quarter of 2009.

The Company expects to incur approximately $1.8 million in costs relating to the closure, consisting of $0.9 million in severance and related costs, $0.5 million in property-related costs and $0.4 million in asset impairment and other costs. Severance costs of $0.7 million were recorded in employee-related charges, asset impairments and other in the Condensed Consolidated Statements of Operations for the six months ended June 27, 2009. No costs related to the Rockville closure were recorded for the three months ended June 27, 2009. The remaining costs are expected to be incurred during the third quarter of 2009.

For the six months ended June 30, 2008, Celera recorded pre-tax charges of $1.3 million in employee-related charges, asset impairments and other in the Condensed Consolidated Statements of Operations for severance costs for approximately 30 employees. This charge resulted from the realigning of the Company’s R&D resources and other activities in line with its then current business activities. All of the affected employees were notified by June 30, 2008, and terminated by the end of September 2008.

Also for the six months ended June 30, 2008, Celera recorded excess lease charges of $0.9 million in employee-related charges, asset impairments and other in the Condensed Consolidated Statements of Operations, to reflect a reduction in the Company’s proteomic-based activities. The charge represented the estimated cost of excess lease space less estimated future sublease income on a facility. The remaining cash expenditures of $0.2 million for the excess lease space charge are expected to be paid through April 2010.

5. Net Loss per Share

Basic and diluted net loss per share has been computed for the three and six months ended June 27, 2009 using the weighted average number of common shares outstanding for each period.

Net loss per share has been presented for the three and six months ended June 30, 2008 to reflect the capital structure of Celera subsequent to the split-off date. Basic and diluted net loss per share has been computed by dividing the net loss by the weighted average number of shares of Celera Group common stock outstanding for each period.

Restricted stock awards and stock options to acquire less than 0.1 million shares of common stock for the three and six months ended June 27, 2009, and 1.4 million shares of common stock for the three and six months ended June 30, 2008, have been excluded from the computations of diluted net loss per share because their effect would have been anti-dilutive.

6. Investments

All short-term investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported as a component of stockholders’ equity in the Condensed Consolidated Statements of Financial Position. The fair value of short-term investments and unrealized gains and losses at June 27, 2009 and December 27, 2008 were as follows:

	At June 27, 2009
(Dollar amounts in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$17.1	$0.1	$—	$17.2
U.S. government agency securities (a)	59.3	0.7	—	60.0
Non-U.S. government agency securities	26.5	0.1	—	26.6
Corporate bonds	132.3	0.7	(1.6)	131.4
Asset-backed securities	21.4	0.4	(0.1)	21.7
Certificates of deposit	1.8	—	—	1.8

Total short-term investments	$258.4	$2.0	$(1.7)	$258.7

(a)	U.S. government agency securities include corporate bonds that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).

	At December 27, 2008
(Dollar amounts in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$16.6	$0.2	$—	$16.8
U.S. government agency securities	50.7	0.8	—	51.5
Non-U.S. government agency securities	0.6	—	—	0.6
Corporate bonds	140.3	0.2	(6.1)	134.4
Asset-backed securities	36.3	—	(1.6)	34.7
Certificates of deposit	6.5	—	—	6.5

Total short-term investments	$251.0	$1.2	$(7.7)	$244.5

The realized gains and losses associated with short-term investments for the three and six months ended June 27, 2009 and June 30, 2008 were as follows:

	Three Months Ended		Six Months Ended
(Dollar amounts in millions)	June 27, 2009	June 30, 2008	June 27, 2009	June 30, 2008
Realized gains on investments	$0.1	$0.5	$0.1	$0.6
Realized losses on investments	(0.1)	(0.5)	(0.1)	(0.5)

The following tables show the fair value and the gross unrealized losses for investments that were in an unrealized loss position at June 27, 2009 and December 27, 2008 aggregated by category and by the length of time that the individual securities have been in a continuous loss position.

	At June 27, 2009
	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in millions)	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Corporate bonds	—	$—	$63.8	$(1.6)	$63.8	$(1.6)
Asset-backed securities	—	—	6.7	(0.1)	6.7	(0.1)

Total	—	$—	$70.5	$(1.7)	$70.5	$(1.7)

	At December 27, 2008
	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in millions)	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Corporate bonds	$41.5	$(1.9)	$72.5	$(4.2)	$114.0	$(6.1)
Asset-backed securities	25.8	(1.2)	4.6	(0.4)	30.4	(1.6)

Total	$67.3	$(3.1)	$77.1	$(4.6)	$144.4	$(7.7)

The Company periodically reviews its investments for other-than-temporary declines in fair value and writes down investments to their fair value when an other-than-temporary decline has occurred. When investments are evaluated for other-than-temporary impairment, factors considered include the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, the Company’s intent to sell the investment, and whether it is more-likely-than-not that the Company will be required to sell the investment before recovery of its amortized cost basis.

The Company evaluated its short-term investment portfolio and concluded that there had been no decline in market value at June 27, 2009 that was considered to be other-than-temporary. Total unrealized losses of $1.7 million in the investment portfolio at June 27, 2009 were due to market movements and fluctuations in interest rates and have been recorded in accumulated other comprehensive income (loss) in the Condensed Consolidated Statements of Financial Position. Management does not believe the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of June 27, 2009. At that date the Company had no intention to sell these investments and believes it is more-likely-than-not that it will not be required to sell these investments before recovery of their amortized cost basis.

The following table summarizes the contractual maturities of available-for-sale securities at June 27, 2009:

(Dollar amounts in millions)	At June 27, 2009
Less than one year	$125.8
Due in one-to-two years	83.7
Due in two-to-five years	49.2

Total	$258.7

Securities classified as trading totaling $6.6 million at June 27, 2009 and $6.2 million at December 27, 2008, have been recorded at fair value with realized and unrealized gains and losses included in net loss in the Consolidated Statements of Operations. These securities, representing the deferred compensation and excess savings plan assets, are recorded in prepaid expenses and other current assets in the Consolidated Statements of Financial Position. Included in net loss are unrealized net holding gains of $0.4 million for the three and six months ended June 27, 2009. As a result of the split-off from Applied Biosystems (now Life Technologies), the Company is unable to determine the realized and unrealized gains and losses arising in the three and six months ended June 30, 2008.

Minority equity investments classified as available-for-sale totaling $1.4 million at June 27, 2009 and $0.9 million at December 27, 2008, are included in other long-term assets in the Condensed Consolidated Statements of Financial Position. These investments are carried at fair value with unrealized gains and losses reported as a component of stockholders’ equity in the Condensed Consolidated Statements of Financial Position. Net unrealized holding gains of $0.2 million and $0.5 million for the three and six months ended June 27, 2009, respectively, and $0.6 million and $2.2 million for the three and six months ended June 30, 2008, respectively, are included in accumulated other comprehensive income (loss) in the Condensed Consolidated Statements of Financial Position.

7. Fair Value of Financial Instruments

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

Active markets are those in which transactions occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Inactive markets are those in which there are few transactions for the asset, prices are not current, or price quotations vary substantially either over time or among market makers, or in which little information is released publicly. With regard to the Company’s financial assets subject to fair value measurements, the Company believes that all of the assets it holds are actively traded because there is sufficient frequency and volume to obtain pricing information on an ongoing basis.

The following table sets forth the Company’s financial assets that were accounted for at fair value at June 27, 2009:

		Fair Value at June 27, 2009 Using
(Dollar amounts in millions)	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$17.2	$17.2	$—	$—
U.S. government agency securities (a)	60.0	—	60.0	—
Non-U.S. government securities	26.6	—	26.6	—
Corporate bonds	131.4	—	131.4	—
Asset-backed securities	21.7	—	21.7	—
Certificates of deposit	1.8	—	1.8	—

Short-term investments	258.7	17.2	241.5	—
Cash equivalents	54.5	54.5	—	—
Publicly traded common stock	1.4	1.4	—	—
Deferred compensation and excess savings plan assets	6.6	6.6	—	—

Total assets measured at fair value	$321.2	$79.7	$241.5	$—

(a)	U.S. government agency securities include corporate bonds that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).

Cash equivalents consist of money market funds and instruments with remaining maturities of three months or less at the date of purchase. Publicly traded common stock represents minority equity investments which are included in other long-term assets in the Condensed Consolidated Statements of Financial Position. Deferred compensation and excess savings plan assets, totaling $6.6 million at June 27, 2009, have been classified as trading and have been recorded at fair value with realized and unrealized gains and losses included in net loss. These assets are included in prepaid expenses and other current assets in the Condensed Consolidated Statements of Financial Position. The related deferred compensation liability is recorded at fair value in other long-term liabilities in the Condensed Consolidated Statements of Financial Position. Changes in fair value are recorded in net loss.

8. Inventories

Inventories, net at June 27, 2009 and December 27, 2008 included the following components:

(Dollar amounts in millions)	At June 27, 2009	At December 27, 2008
Raw materials and supplies	$3.3	$3.9
Work-in-process	2.0	1.1
Finished products	2.3	2.5

Inventories, net	$7.6	$7.5

9. Goodwill

The gross carrying amount of goodwill in each of the Company’s reporting units at June 27, 2009 was as follows:

(Dollar amounts in millions)	At June 27, 2009
Reportable Segment
Lab Services	$103.0
Products	11.0
Corporate	2.3

Total	$116.3

There has been no change to the goodwill balance since December 27, 2008.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company performs a goodwill impairment analysis using the two-step method on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company completed its annual impairment analysis during the fourth quarter of 2008 and determined that no goodwill impairment existed as of the date of that analysis. The Company reduced its 2009 forecasted financial results due to a combination of factors, including broad economic pressures and the effects of changing business conditions. The Company considered this reduction in its forecast to be an impairment indicator requiring an interim goodwill impairment test to be performed as of June 27, 2009 for each of its reporting units, which the Company has determined to be consistent with its operating segments.

The first step of a goodwill impairment test determines the fair value of each reporting unit based on a combination of the income approach and the market approach. Under the income approach, the fair value of each reporting unit is estimated based on the present value of expected future cash flows. The income approach is dependent upon a number of factors including estimates of forecasted revenue and operating costs, appropriate discount rates and other variables. Under the market approach, the Company estimates the value of the reporting units by comparison to similar businesses whose securities are actively traded in the public market. This requires management to make judgments about the selection of comparable companies and/or comparable recent company and asset transactions and transaction premiums. Changes in economic and operating conditions that occur after the annual impairment analysis or an interim impairment analysis, and that impact these assumptions, may result in a future goodwill impairment charge. The fair values obtained by these valuation methods were weighted and combined into a single estimate of fair value. Significant judgments inherent in this analysis included assumptions regarding appropriate revenue growth rates, discount rates and royalty rates.

Based on the results of step one of the impairment tests, the Company determined that the fair value of each reporting unit exceeded its carrying value, and therefore, the second step of the impairment test was not required to be performed and no goodwill impairment was recognized.

10. Intangible Assets

Changes in the gross carrying amount and accumulated amortization of intangible assets at June 27, 2009 were as follows:

	Gross Carrying Amount
(Dollar amounts in millions)	At June 27, 2009	Impairment Charges	Additions	At December 27, 2008
Amortized intangible assets:
Customer relationships	$85.2	$—	$—	$85.2
Acquired technology	17.6	—	—	17.6
Patents and licenses	13.0	—	10.3	2.7
Other	0.9	—	—	0.9

Total amortized intangible assets	116.7	—	10.3	106.4
Unamortized intangible assets:
Trade names	7.8	15.7	—	23.5

Total	$124.5	$15.7	$10.3	$129.9

		Accumulated Amortization
(Dollar amounts in millions)	Weighted Average Life	At June 27, 2009	Additions	At December 27, 2008
Amortized intangible assets:
Customer relationships	13	$13.2	$3.9	$9.3
Acquired technology	8	3.8	1.1	2.7
Patents and licenses	8	0.7	0.2	0.5
Other	5	0.3	0.1	0.2

Total amortized intangible assets		$18.0	5.3	12.7
Unamortized intangible assets:
Trade names		—	—	—

Total		$18.0	$5.3	$12.7

In connection with the acquisitions of BHL and Atria Genetics, Inc. (Atria) in October 2007, trade names were acquired that were determined to be indefinitely lived. An impairment analysis for indefinite lived intangible assets is conducted during the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that an asset may be impaired.

As a result of the impairment indicators described above and in accordance with SFAS No. 142, the Company evaluated its trade names for impairment at June 27, 2009 using the relief from royalty method. It was determined that the carrying values of the trade names exceeded their fair values and the Company recorded impairment charges in its Corporate segment for the three and six months ended June 27, 2009 of $14.9 million for the BHL trade name and of $0.8 million for the Atria trade name. A total charge of $15.7 million was recorded in impairment of intangible assets in the Condensed Consolidated Statements of Operations for the three and six months ended June 27, 2009. Significant judgments inherent in this analysis included assumptions regarding appropriate revenue growth rates, discount rates and royalty rates. Recording the impairment charge in the Corporate segment is consistent with the financial information provided to the Company’s chief operating decision maker.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews long-lived assets, including its intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset group to the future undiscounted net cash flows expected to be generated by those assets.

If such assets are considered to be impaired, an impairment charge is recognized for the amount by which the carrying amounts of the assets exceed the fair value of the assets. As a result of the impairment indicators described above, the Company tested its long-lived assets for impairment at June 27, 2009 and determined that there was no impairment.

In April 2009, the Company entered into patent license agreements with deCODE genetics, Inc. (deCODE) and Perlegen Sciences, Inc. (Perlegen) under which deCODE and Perlegen granted the Company licenses to certain genetic markers. The Company paid total fees for the licenses of $10.3 million which have been capitalized to patents and licenses in the Condensed Consolidated Statement of Financial Position at June 27, 2009.

Aggregate intangible asset amortization expense was $5.3 million for the six months ended June 27, 2009, of which $5.1 million related to acquisition-related intangible assets and is recorded in amortization of purchased intangible assets in the Condensed Consolidated Statements of Operations. The amortization of patents and licenses is recorded in cost of sales in the Condensed Consolidated Statements of Operations.

11. Other Balance Sheet Accounts

The following table summarizes the major components of selected accounts in the Condensed Consolidated Statements of Financial Position:

(Dollar amounts in millions)	At June 27, 2009	At December 27, 2008
Other long-term assets:
Receivable from Abbott (a)	$25.3	$24.8
Other	1.9	1.5

Other long-term assets	$27.2	$26.3

Other long-term liabilities:
Deferred compensation	$6.6	$6.2
Deferred tax liability	5.8	15.7
Other	2.8	3.3

Other long-term liabilities	$15.2	$25.2

(a)	Following the termination of the Abbott strategic alliance effective October 1, 2008, the Company’s total net investment in the alliance at December 27, 2008 was converted to a long-term receivable of $24.8 million from Abbott. The receivable from Abbott at June 27, 2009 includes $0.5 million accretion of discount.

12. Share-Based Compensation

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

For the three months and six months ended June 27, 2009, 294,000 and 358,000 options, respectively, were granted to employees under the Celera Corporation 2008 Stock Incentive Plan. The fair value of the options granted was estimated using the following average assumptions:

	Three Months Ended June 27, 2009	Six Months Ended June 27, 2009
Expected option term in years	5.2	5.2
Volatility	49.5%	48.7%
Risk-free interest rate	2.2%	2.1%
Expected dividends	0.0%	0.0%
Weighted average fair value per option granted	$3.69	$3.75

Share-based compensation expense for the three months ended June 27, 2009 and June 30, 2008 was $0.5 million and $2.0 million, respectively. Share-based compensation expense for the six months ended June 27, 2009 and June 30, 2008 was $1.5 million and $4.1 million, respectively.

13. Income Taxes

Benefit for income taxes of $5.3 million and $6.3 million was recorded for the three and six months ended June 27, 2009, respectively. The benefit was primarily the result of a reduction in a deferred tax liability associated with the trade names that were impaired for the three months ended June 27, 2009, partially offset by an increase in the valuation allowance for state deferred tax assets. Provision for income taxes of $97.6 million and $95.0 million was recorded for the three and six months ended June 30, 2008, respectively, primarily due to a valuation allowance recorded against deferred tax assets at June 30, 2008.

The Company maintains a full valuation allowance on its federal and state net deferred tax assets since the Company believes it is more likely than not it may not generate sufficient income, of the appropriate character, and in the particular jurisdictions, to realize the benefits.

14. Commitments and Contingencies

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

Legal Proceedings

Applied Biosystems (now Life Technologies) and some of its officers are defendants in a lawsuit brought on behalf of purchasers of Celera stock in its follow-on public offering of Celera stock completed on March 6, 2000. In the offering, Applied Biosystems (now Life Technologies) sold an aggregate of approximately 4.4 million shares of Celera stock at a public offering price of $225 per share. The lawsuit, which was commenced with the filing of several complaints in April and May 2000, is pending in the U.S. District Court for the District of Connecticut, and an amended consolidated complaint was filed on August 21, 2001. The consolidated complaint generally alleges that the prospectus used in connection with the offering was inaccurate or misleading because it failed to adequately disclose the alleged opposition of the Human Genome Project and two of its supporters, the governments of the U.S. and the U.K., to providing patent protection to Celera’s genomic-based products. Although neither Celera nor Applied Biosystems (now Life Technologies) ever sought, or intended to seek, a patent on the basic human genome sequence data, the complaint also alleges that Applied Biosystems (now Life Technologies) did not adequately disclose the risk that it would not be able to patent this data. The consolidated complaint seeks unspecified monetary damages, rescission, costs and expenses, and other relief as the court deems proper. On March 31, 2005, the court certified the case as a class action. In November 2008, the U.S. District Court for the District of Connecticut issued an order to the parties to show cause why the case should not be dismissed. A hearing on this matter was held in April 2009 at which the Court directed the parties to explore a potential settlement of the matter. The parties are exploring a settlement in accordance with the Court’s direction, but no agreement has yet been reached.

Under the terms of the separation agreement between Celera and Applied Biosystems (now Life Technologies), Celera agreed to indemnify Applied Biosystems (now Life Technologies) for liabilities resulting from the class action suit described above, as well as other actions pending on the split-off date or that may arise in the future, to the extent such actions are ultimately determined to relate to or arise out of the Celera business, assets or liabilities, in each case, to the extent not covered by Applied Biosystems’ (now Life Technologies’) insurance. There is no limit on the maximum amount of monetary damages for which the Company may be required to indemnify Applied Biosystems (now Life Technologies) for such suits. If plaintiffs in these suits are ultimately successful on the merits, the resulting liabilities for which Celera is responsible could have a material adverse impact on Celera’s business and financial condition.

An arbitration proceeding is currently pending between Applied Biosystems (now Life Technologies) and the Cornell Research Foundation (CRF) as a result of CRF’s allegations of breach of an exclusive license agreement by Applied Biosystems (now Life Technologies). CRF has alleged, among other things, that past royalties are owed on certain Celera products, and that Applied Biosystems (now Life Technologies) granted an unauthorized sublicense to a third party. Celera may be required to indemnify Applied Biosystems (now Life Technologies) for damages and costs if the alleged violations are proven by CRF under the exclusive license agreement and then determined to be Celera’s liabilities under the separation agreement.

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

The Company recorded a $1.1 million pre-tax gain in legal settlement in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2008 related to the settlement of a litigation matter associated with its former Online/Information Business, an information products and services business.

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

Notwithstanding the foregoing, it is expected that, under the tax matters agreement, Celera also generally will be responsible for any taxes imposed on Applied Biosystems (now Life Technologies) that arise from the failure of the split-off, together with certain related transactions, to qualify as a tax-free exchange for U.S. federal income tax purposes within the meaning of Sections 355 and 368(a)(1)(D) of the Internal Revenue Code, if such failure to qualify is attributable to actions, events or transactions relating to Celera’s stock, assets or business, or a breach of the relevant representations or covenants made by Celera in the tax matters agreement. In addition, Celera generally will be responsible for a percentage of any taxes that arise from the failure of the split-off, together with certain related transactions, to qualify as a tax-free exchange for U.S. federal income tax purposes within the meaning of Sections 355 and 368(a)(1)(D) of the Internal Revenue Code, if such failure is for any reason for which neither Celera nor Applied Biosystems (now Life Technologies) is responsible. Under the tax matters agreement, Celera will also be required to indemnify Applied Biosystems (now Life Technologies) for a portion of Applied Biosystems’ (now Life Technologies’) tax cost resulting from Applied Biosystems (now Life Technologies) and Celera entering into an intellectual property supply agreement and other intellectual property license agreements in connection with the split-off. The tax matters agreement also imposes restrictions on Celera’s and Applied Biosystems’ (now Life Technologies’) ability to engage in certain actions following Celera’s separation from Applied Biosystems (now Life Technologies) and sets forth the respective obligations among Celera and Applied Biosystems (now Life Technologies) with respect to the filing of tax returns, the administration of tax contests, assistance and cooperation and other matters.

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

15. Comprehensive Loss

The components of comprehensive loss for the three and six months ended June 27, 2009 and June 30, 2008, net of any related tax effects, are as follows:

	Three Months Ended		Six Months Ended
(Dollar amounts in millions)	June 27, 2009	June 30, 2008	June 27, 2009	June 30, 2008
Net loss	$31.7	$104.1	$33.1	$111.5
Other comprehensive income:
Unrealized gain on minority equity investments	0.2	0.6	0.5	2.2
Unrealized gain (loss) on short-term investments	5.5	(0.1)	6.8	(1.1)

Comprehensive loss	$26.0	$103.6	$25.8	$110.4

16. Segment Information

Business Segments

Celera operates primarily in the U.S. through three reporting segments, a clinical laboratory testing service business (Lab Services), a products business (Products), and a segment that includes other activities under corporate management (Corporate). The Lab Services business, conducted through BHL, offers a broad portfolio of clinical laboratory tests and disease management services designed to help healthcare providers improve cardiovascular disease treatment regimens for their patients. The Products business develops, manufactures and oversees the commercialization of molecular diagnostic products. The Corporate segment includes revenues for royalties, licenses, funded collaborations and milestones related to the licensing of certain intellectual property and from Celera’s former small molecule and proteomic programs. The Corporate segment also includes corporate and shared general and administrative functions, and centrally managed research and business development activities. Also included in the Corporate segment is the benefit for income taxes and the amortization and impairment of purchased intangible assets.

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

The above items included in the respective reporting segments are consistent with the financial information provided to the Company’s chief operating decision maker.

The following table provides information concerning the segments for the three and six months ended June 27, 2009 and June 30, 2008:

(Dollar amounts in millions)	Lab Services	Products	Corporate	Total
Three months ended June 27, 2009
Net revenues	$25.2	$9.7	$6.5	$41.4

Operating (loss) income	(17.5)	0.8	(22.0)	(38.7)
Interest income, net	—	—	1.7	1.7

(Loss) income before income taxes	$(17.5)	$0.8	$(20.3)	$(37.0)

Total assets	$207.6	$84.7	$345.4	$637.7
Depreciation and amortization	0.7	0.1	3.3	4.1

Three months ended June 30, 2008
Net revenues	$25.8	$9.1	$7.8	$42.7

Operating income (loss)	0.3	(0.1)	(9.3)	(9.1)
Interest income, net	—	—	2.6	2.6

Income (loss) before income taxes	$0.3	$(0.1)	$(6.7)	$(6.5)

Total assets	$248.9	$75.8	$354.1	$678.8
Depreciation and amortization	0.8	0.3	2.7	3.8

(Dollar amounts in millions)	Lab Services	Products	Corporate	Total
Six months ended June 27, 2009
Net revenues	$53.7	$20.1	$13.3	$87.1

Operating (loss) income	(16.0)	1.8	(29.0)	(43.2)
Interest income, net	—	—	3.8	3.8

(Loss) income before income taxes	$(16.0)	$1.8	$(25.2)	$(39.4)

Depreciation and amortization	$1.3	$0.4	$6.5	$8.2

Six months ended June 30, 2008
Net revenues	$48.1	$18.4	$15.7	$82.2

Operating income (loss)	1.0	(4.1)	(16.5)	(19.6)
Loss on investments, net	—	—	(3.1)	(3.1)
Interest income, net	—	—	6.1	6.1
Other income, net	—	—	0.1	0.1

Income (loss) before income taxes	$1.0	$(4.1)	$(13.4)	$(16.5)

Depreciation and amortization	$1.5	$0.6	$5.7	$7.8

Prior periods have been revised to reflect sales made at cost to the Lab Services segment from the Products segment.

17. Subsequent Event

On July 21, 2009, the Company committed to a restructuring program. As part of the restructuring program, the Company eliminated approximately 80 full-time positions.

The Company expects to incur restructuring charges of approximately $3.2 million in connection with the program. Total restructuring charges are expected to include approximately $2.7 million for severance related costs and approximately $0.5 million related to the closure of various leased facilities. The Company expects to complete the restructuring program by the end of the third quarter of 2009.

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

Business Developments

In July 2009, we implemented cost-saving measures, which included a restructuring program to reduce headcount by approximately 80 full-time positions nationally, or 13% of the workforce. This included a major redeployment of resources at BHL as we realigned our disease management program to a model focused on web and telephone support, which we expect to be more efficient.

In July 2009, BHL expanded its menu of tests as it launched a service for vitamin D testing. Testing for vitamin D is one of the fastest growing tests ordered by physicians as deficiency of this molecule has been linked with cardiovascular disease, cancer, infectious diseases, and autoimmune disorders.

In June 2009, we entered into an exclusive license agreement with Bayer Schering Pharma AG, providing Bayer Schering Pharma with access to five cancer-related targets for therapeutic development and in-vivo diagnostic imaging.

In April 2009, BHL entered into an agreement with Blue Cross and Blue Shield of Alabama to become a Preferred Medical Laboratory (PML). The agreement establishes coverage across Blue Cross and Blue Shield’s plans in Alabama for individuals who are already at elevated risk for cardiovascular disease.

In April 2009, we entered into separate patent license agreements with deCODE genetics, Inc. and Perlegen Sciences, Inc. providing us access to certain genetic markers in cardiovascular and metabolic diseases.

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

Goodwill and Intangible Assets Impairment

Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we perform a goodwill impairment analysis using the two-step method on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our annual impairment analysis during the fourth quarter of 2008 and determined that no goodwill impairment existed as of the date of that analysis. We reduced our 2009 forecasted financial results due to a combination of factors, including broad economic pressures and the effects of changing business conditions. We considered this reduction in our forecast to be an impairment indicator requiring an interim goodwill impairment test to be performed as of June 27, 2009 for each of our reporting units, which we have determined to be consistent with our operating segments.

The first step of a goodwill impairment test determines the fair value of each reporting unit based on a combination of the income approach and the market approach. Under the income approach, the fair value of each reporting unit is estimated based on the present value of expected future cash flows. The income approach is dependent upon a number of factors including estimates of forecasted revenue and operating costs, appropriate discount rates and other variables. Under the market approach, we estimate the value of the reporting units by comparison to similar businesses whose securities are actively traded in the public market. This requires management to make judgments about the selection of comparable companies and/or comparable recent company and asset transactions and transaction premiums. Changes in economic and operating conditions that occur after the annual impairment analysis or an interim impairment analysis, and that impact these assumptions, may result in a future goodwill impairment charge. The fair values obtained by these valuation methods were weighted and combined into a single estimate of fair value. Significant judgments inherent in this analysis included assumptions regarding appropriate revenue growth rates, discount rates and royalty rates.

Based on the results of step one of the impairment tests, we determined that the fair value of each reporting unit exceeded its carrying value, and therefore, the second step of the impairment test was not required to be performed and no goodwill impairment was recognized.

Indefinite-Lived Intangibles

In connection with the acquisitions of BHL and Atria Genetics, Inc. (Atria) in October 2007, trade names were acquired that were determined to be indefinitely lived. An impairment analysis for indefinite lived intangible assets is conducted during the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that an asset may be impaired.

As a result of the impairment indicators described above and in accordance with SFAS No. 142, we evaluated trade names for impairment at June 27, 2009 using the relief from royalty method. It was determined that the carrying values of the trade names exceeded their fair values and we recorded pre-tax non-cash impairment charges in our Corporate segment for the three months ended June 27, 2009 of $14.9 million for the BHL trade name and of $0.8 million for the Atria trade name. A total charge of $15.7 million was recorded in impairment of intangible assets in our Condensed Consolidated Statements of Operations for the three and six months ended June 27, 2009. Significant judgments inherent in our analysis included assumptions regarding appropriate revenue growth rates, discount rates and royalty rates.

Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review long-lived assets, including our intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset group to the future undiscounted net cash flows expected to be generated by those assets. If such assets are considered to be impaired, an impairment charge is recognized for the amount by which the carrying amounts of the assets exceed the fair value of the assets. As a result of the impairment indicators described above, we tested our long-lived assets for impairment at June 27, 2009 and determined that there was no impairment.

Results of Operations

Three Months Ended June 27, 2009 Compared to Three Months Ended June 30, 2008

The following discussion and analysis relates to our results of operations for the three months ended June 27, 2009 and June 30, 2008. The selected financial information contained in the table below should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes.

	Three Months Ended
(Dollar amounts in millions)	June 27, 2009	June 30, 2008	% Change
Net revenues	$41.4	$42.7	(3)%
Cost of sales	13.4	12.1	11%

Gross margin	28.0	30.6	(8)%

Selling, general and administrative	41.1	25.2	63%
Research and development	7.4	9.4	(21)%
Amortization of purchased intangible assets	2.6	2.5	4%
Employee-related charges, asset impairments and other	(0.1)	2.6	(104)%
Impairment of intangible assets	15.7	—	—

Operating loss	38.7	9.1	325%

Interest income, net	1.7	2.6	(35)%

Loss before income taxes	37.0	6.5	469%
Benefit (provision) for income taxes	5.3	(97.6)	(105)%

Net loss	$31.7	$104.1	(70)%

Effective income tax rate	14.3%	(1,501.5)%

The following table summarizes the components of our net revenues by segment:

	Three Months Ended
(Dollar amounts in millions)	June 27, 2009	June 30, 2008	% Change
Lab Services	$25.2	$25.8	(2)%
Products	9.7	9.1	7%
Corporate	6.5	7.8	(17)%

Net revenues	$41.4	$42.7	(3)%

The following table summarizes our operating income (loss) by segment:

	Three Months Ended
(Dollar amounts in millions)	June 27, 2009	June 30, 2008	% Change
Lab Services	$(17.5)	$0.3	(5,933)%
Products	0.8	(0.1)	(900)%
Corporate	(22.0)	(9.3)	137%

Operating loss	$(38.7)	$(9.1)	325%

Revenues

Revenues from our Lab Services segment for the three months ended June 27, 2009 decreased $0.6 million compared to the three months ended June 30, 2008. The decrease was primarily as a result of lower reimbursement rates. Overall, reimbursement rates, reflecting the impact of denied tests and historical collection activities, declined compared to the second quarter of 2008. Sample volume grew marginally year over year and was negatively impacted by broad economic pressures and lost business as a result of our efforts to collect aged accounts receivable.

Revenues for our Products segment for the three months ended June 27, 2009 increased by $0.6 million compared to the three months ended June 30, 2008. For the three months ended June 27, 2009, these revenues were primarily from sales of Celera-manufactured products and from royalties from sales of RealTimeTM assays used on the m2000TM system from Abbott. For the three months ended June 30, 2008, revenues were recorded based on our alliance agreement with Abbott and included equalization revenue of $4.0 million.

Prior to the termination of our alliance agreement with Abbott, effective October 1, 2008, the revenues of our Products segment included product sales to Abbott at cost and equalization revenue received under the alliance agreement. Equalization revenue resulted from an equal sharing of alliance profits and losses between the alliance partners and varied each period depending on the relative income and expense contribution of each partner. Effective October 1, 2008, the alliance agreement was replaced by a distribution agreement and a royalty agreement. Under the terms of our distribution agreement, Abbott is the exclusive distributor for a specified group of our diagnostic products. Sales under the distribution agreement are made to Abbott at a price that is based on Abbott’s end-user sales price to third parties. Under the terms of our royalty agreement with Abbott, we receive royalties on sales by Abbott of m2000 reagents, instruments, service and related consumables. Abbott receives royalties on the sale of certain of our genetic tests.

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

Corporate revenue, which primarily consists of royalties, licenses and milestones, decreased $1.3 million for the three months ended June 27, 2009 compared to the three months ended June 30, 2008. The decrease in revenue was due primarily to lower royalty revenue received from a licensee, partially offset by higher licensing revenue. Corporate revenue for the three months ended June 27, 2009 included licensing revenue of $1.5 million from Life Technologies related to human in-vitro diagnostics (HIVD) licenses entered into by Life Technologies during the first quarter of 2009. In January 2009, Life Technologies granted licenses to two life science companies under its patents relating to real-time technology in the HIVD field. Under our agreement with Applied Biosystems (now Life Technologies), revenues from these third-party licenses are shared between us and Applied Biosystems (now Life Technologies). Corporate revenue for the three months ended June 27, 2009 also included revenue of $1.0 million from Pharmacyclics, Inc. related to the execution of an amendment to our 2006 licensing agreement. The prior year quarter included licensing revenues of $2.0 million from Beckman Coulter, Inc.; the last payment under this license was received in the three months ended December 27, 2008.

Gross Margin

Gross margin for the three months ended June 27, 2009 decreased $2.6 million compared to the three months ended June 30, 2008 primarily due to a decrease in revenue in our Lab Services and Corporate segments, and a change in product mix and increased material cost in our Products segment. As a result, gross margin as a percentage of net revenues decreased to 68% for the three months ended June 27, 2009 compared to 72% for the three months ended June 30, 2008.

Operating Expenses

SG&A expenses increased $15.9 million for the three months ended June 27, 2009 compared to the prior year quarter, primarily due to a $15.8 million increase in allowance for doubtful accounts expense for our Lab Services segment. This increase in allowance for doubtful accounts expense was primarily due to provision for accounts receivable over 360 days outstanding and tests that have been denied for reimbursement. These balances were primarily due from patients. We also incurred increased costs associated primarily with the expansion of accounts receivable collection and increased sales efforts in our Lab Services segment, partially offset by lower costs in our Corporate and Products segments primarily related to reduced employee-related costs.

Research and development expenses decreased by $2.0 million for the three months ended June 27, 2009 compared to the prior year quarter primarily due to the completion of certain discovery research projects, including reduced proteomic-based target discovery and validation related activities, and associated lower employee-related costs in our Corporate and Products segments and the termination of the strategic alliance with Abbott.

The amortization of purchased intangible assets for the three months ended June 27, 2009 and June 30, 2008 related to our acquisitions of BHL and Atria in October 2007.

A benefit of $0.1 million was recorded in employee-related charges, asset impairments and other for the three months ended June 27, 2009 as a result of the reversal of certain severance-related benefits, associated with employees terminated in the February 2008 restructuring action, which expired during the quarter. The benefit was included in our Corporate segment. This compares to employee-related charges, asset impairments and other expenses of $2.6 million for the three months ended June 30, 2008, which consisted of $2.6 million for professional fees related to the split-off from Applied Biosystems (now Life Technologies) and an asset impairment charge of $0.3 million, both of which were recorded in our Corporate segment, partially offset by a $0.2 million benefit in our Products segment for the reversal of accrued litigation costs.

We recorded a $15.7 million non-cash charge for the three months ended June 27, 2009 in our Corporate segment for the impairment of intangible assets relating to the trade names of BHL and Atria.

Operating Income (Loss)

Our Lab Services segment had an operating loss of $17.5 million for the three months ended June 27, 2009 compared to operating income of $0.3 million for the three months ended June 30, 2008. This change was primarily due to an increase in SG&A expenses of $17.2 million, $15.8 million of which was due to an increase in the allowance for doubtful accounts, in addition to costs primarily associated with the expansion of accounts receivable collection and increased sales efforts, and lower gross margin. These changes are further described above.

Our Products segment had operating income of $0.8 million for the three months ended June 27, 2009 compared to an operating loss of $0.1 million for the three months ended June 30, 2008. This change was primarily due to a decrease in SG&A and R&D expenses, partially offset by a decrease in gross margin. These changes are further described above.

The operating loss for our Corporate segment was $22.0 million for the three months ended June 27, 2009, an increase of $12.7 million compared to the prior year quarter. This change was primarily due to a $15.7 million non-cash impairment charge recorded for the three months ended June 27, 2009 related to our indefinite lived intangible assets, partially offset by a decrease in employee-related charges, asset impairments and other of $3.0 million, and decreases in SG&A and R&D expenses. These changes are further described above. Recording the impairment charge in the Corporate segment is consistent with the financial information provided to our chief operating decision maker.

Interest Income, Net

Interest income, net for the three months ended June 27, 2009 decreased $0.9 million compared to the prior year quarter primarily due to lower interest rates combined with lower average balances of cash and cash equivalents and short-term investments. Interest income, net for the three months ended June 27, 2009 included $0.2 million of accrued interest related to the long-term receivable from Abbott.

Benefit (Provision) for Income Taxes

We recorded a tax benefit of $5.3 million for the three months ended June 27, 2009. This benefit was primarily the result of a reduction in a deferred tax liability associated with the intangible asset impairment charge referred to above, partially offset by an increase in our valuation allowance for state deferred tax assets. A tax charge of $97.6 million was recorded for the three months ended June 30, 2008 primarily due to a valuation allowance recorded against deferred tax assets at June 30, 2008.

Subsequent to the split-off from Applied Biosystems (now Life Technologies), a full valuation allowance was established against our federal deferred tax assets as a result of our historic losses.

Six Months Ended June 27, 2009 Compared to Six Months Ended June 30, 2008

The following discussion and analysis relates to our results of operations for the six months ended June 27, 2009 and June 30, 2008. The selected financial information contained in the table below should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes.

	Six Months Ended
(Dollar amounts in millions)	June 27, 2009	June 30, 2008	% Change
Net revenues	$87.1	$82.2	6%
Cost of sales	27.4	25.3	8%

Gross margin	59.7	56.9	5%

Selling, general and administrative	66.4	46.5	43%
Research and development	15.1	19.6	(23)%
Amortization of purchased intangible assets	5.1	5.0	2%
Employee-related charges, asset impairments and other	0.6	6.5	(91)%
Legal settlement	—	(1.1)	(100)%
Impairment of intangible assets	15.7	—	—

Operating loss	43.2	19.6	120%

Loss on investments	—	(3.1)	(100)%
Interest income, net	3.8	6.1	(38)%
Other income, net	—	0.1	(100)%

Loss before income taxes	39.4	16.5	139%
Benefit (provision) for income taxes	6.3	(95.0)	(107)%

Net loss	$33.1	$111.5	(70)%

Effective income tax rate	16.0%	(575.8)%
The following table summarizes the components of our net revenues by segment:
	Six Months Ended
(Dollar amounts in millions)	June 27, 2009	June 30, 2008	% Change
Lab Services	$53.7	$48.1	12%
Products	20.1	18.4	9%
Corporate	13.3	15.7	(15)%

Net revenues	$87.1	$82.2	6%

The following table summarizes our operating income (loss) by segment:
	Six Months Ended
(Dollar amounts in millions)	June 27, 2009	June 30, 2008	% Change
Lab Services	$(16.0)	$1.0	(1,700)%
Products	1.8	(4.1)	(144)%
Corporate	(29.0)	(16.5)	76%

Operating loss	$(43.2)	$(19.6)	120%

Revenues

Revenues from our Lab Services segment for the six months ended June 27, 2009 increased $5.6 million compared to the six months ended June 30, 2008. The increase was primarily due to an overall increase in the volume of samples in the period and the launch of the blood-based KIF6 test in July 2008.

Revenues for our Products segment for the six months ended June 27, 2009 increased $1.7 million compared to the six months ended June 30, 2008. For the six months ended June 27, 2009, revenues were primarily from sales of Celera-manufactured products and from royalties from sales of RealTimeTM assays used on the m2000TM system from Abbott. For the six months ended June 30, 2008, revenues were recorded based on our alliance agreement with Abbott and included equalization revenue of $7.9 million.

Corporate revenue, which primarily consists of royalties, licenses and milestones, decreased $2.4 million for the six months ended June 27, 2009 compared to the six months ended June 30, 2008. The reduction in revenue was due primarily to lower royalty revenue received from a licensee partially offset by higher licensing revenue. Corporate revenue for the six months ended June 27, 2009 included licensing revenue of $3.8 million from Life Technologies related to HIVD licenses entered into by Life Technologies during the first quarter of 2009. In January 2009, Life Technologies granted licenses to two life science companies under its patents relating to real-time technology in the HIVD field. Under our agreement with Applied Biosystems (now Life Technologies), revenues from these third-party licenses are shared between us and Applied Biosystems (now Life Technologies). Corporate revenue for the six months ended June 27, 2009 also included revenue of $1.0 million from Pharmacyclics, Inc. related to the execution of an amendment to our 2006 licensing agreement. The prior year period included licensing revenues of $4.0 million from Beckman Coulter, Inc.; the last payment under this license was received in the three months ended December 27, 2008.

Gross Margin

Gross margin for the six months ended June 27, 2009 increased $2.8 million compared to the six months ended June 30, 2008 primarily as a result of the increase in revenues. Gross margin as a percentage of net revenues was 69% for both six month periods and remained essentially unchanged for our three segments.

Operating Expenses

SG&A expenses increased by $19.9 million for the six months ended June 27, 2009 compared to the prior year period, primarily due to an $18.1 million increase in allowance for doubtful accounts expense for our Lab Services segment. This increase in the allowance for doubtful accounts was primarily due to a provision for accounts receivable over 360 days outstanding and tests that have been denied for reimbursement. These balances were primarily due from patients. We also incurred increased costs associated primarily with the expansion of accounts receivable collection and increased sales efforts in our Lab Services segment; partially offset by lower costs in our Corporate and Products segments primarily related to reduced employee-related costs.

Research and development expenses decreased by $4.5 million for the six months ended June 27, 2009 compared to the prior year period primarily due to the completion of certain discovery research projects, including reduced proteomic-based target discovery and validation related activities, and associated lower employee-related costs in our Corporate and Products segments, and the termination of the strategic alliance with Abbott.

The amortization of purchased intangible assets for the six months ended June 27, 2009 and June 30, 2008 related to our acquisitions of BHL and Atria in October 2007.

Employee-related charges, asset impairment and other expenses were $0.6 million for the six months ended June 27, 2009. These costs, included in our Corporate segment, consist of severance and related costs associated with the closure of our Rockville, Maryland facility partially offset by a reversal of a previous charge of $0.1 million for certain severance-related benefits, associated with employees terminated in our February 2008 restructuring action, which expired during the period. This compares to employee-related charges, asset impairment and other expenses of $6.5 million for the six months ended June 30, 2008, $1.2 million of which was included in our Products segment and $5.3 million in our Corporate segment. Restructuring costs resulting from the realigning of our R&D resources of $0.8 million were included in our Products segment and $1.4 million in our Corporate segment. Our Products segment also included a charge of $0.4 million related to a patent infringement suit with Innogenetics N.V. Our Corporate segment also included $3.7 million for professional fees related to the split-off from Applied Biosystems (now Life Technologies) and an asset impairment charge of $0.3 million.

The six months ended June 30, 2008 included a gain of $1.1 million in our Corporate segment related to the settlement of a litigation matter associated with our former Online/Information business, an information products and service business.

We recorded a $15.7 million non-cash charge for the six months ended June 27, 2009 in our Corporate segment for the impairment of intangible assets relating to the trade names of BHL and Atria.

Operating Loss

Our Lab Services segment had an operating loss of $16.0 million for the six months ended June 27, 2009 compared to operating income of $1.0 million for the six months ended June 30, 2008. This change was primarily due to an increase in SG&A expenses of $21.4 million, partially offset by an increase in gross margin, primarily a result of increased revenues, both of which are described above.

Our Products segment had operating income of $1.8 million for the six months ended June 27, 2009 compared to an operating loss of $4.1 million for the six months ended June 30, 2008. This change was due to an increase in gross margin, primarily a result of increased revenues, and a decrease in SG&A and R&D expenses. These changes are further described above.

The operating loss for our Corporate segment was $29.0 million for the six months ended June 27, 2009 compared to $16.5 million for the six months ended June 30, 2008. This change was primarily due to a $15.7 million non-cash impairment charge recorded for the six months ended June 27, 2009 related to our indefinite-lived intangible assets and a decrease in gross margin, partially offset by a decrease in employee-related charges, asset impairments and other expenses of $4.7 million, and R&D expenses. These changes are further described above.

Loss on Investments

The six months ended June 30, 2008 included $3.1 million loss on investments for an other-than-temporary impairment of a minority equity investment.

Interest Income, Net

Interest income, net for the six months ended June 27, 2009 decreased $2.3 million compared to the prior year period primarily due to lower interest rates combined with lower average balances of cash and cash equivalents and short-term investments. Interest income, net for the six months ended June 27, 2009 included $0.5 million related to the accretion of the discount on the long-term receivable from Abbott.

Benefit (Provision) for Income Taxes

We recorded a tax benefit of $6.3 million for the six months ended June 27, 2009. This benefit was primarily the result of a reduction in a deferred tax liability associated with the intangible asset impairment charge referred to above, partially offset by an increase in our valuation allowance for state deferred tax assets. A tax charge of $95.0 million was recorded for the six months ended June 30, 2008 primarily due to a valuation allowance recorded against deferred tax assets at June 30, 2008.

Subsequent to the split-off from Applied Biosystems (now Life Technologies), a full valuation allowance was established against our federal deferred tax assets as a result of our historic losses.

Discussion of Financial Resources and Liquidity

We had cash, cash equivalents and short-term investments of $320.1 million at June 27, 2009 and $316.5 million at December 27, 2008. We believe that existing funds are adequate to satisfy our normal operating cash flow needs and planned capital expenditures for at least the next twelve months.

We do not have a revolving credit agreement in place, although we may establish such a facility in the future.

The following table summarizes the components of our financial resources at June 27, 2009 and December 27, 2008:

(Dollar amounts in millions)	June 27, 2009	December 27, 2008
Cash and cash equivalents	$61.4	$72.0
Short-term investments	258.7	244.5

Total cash and cash equivalents and short-term investments	$320.1	$316.5

Total debt	$—	$0.1

We maintain a portfolio of investments in marketable debt securities, which are recorded at fair value. To minimize our exposure to credit risk, we invest in corporate and government securities with strong credit ratings and have established guidelines relative to credit, diversification and maturity with the primary objective of maintaining safety of principal. We do not invest in derivative financial instruments or auction rate securities. Recent global market and economic conditions have led to tighter credit conditions and recession in most major economies. Further deterioration in the credit markets may have an adverse effect on the fair value of our investment portfolio.

A prolonged economic downturn or a continuing scarcity of credit could adversely affect the financial condition and levels of business activity of our customers. This may in turn have a corresponding negative impact on our future operating results as our customers may delay payment or suffer business failures that may cause us to record additional allowances for doubtful accounts in the future.

The overall increase of cash, cash equivalents and short-term investments for the six months ended June 27, 2009 was primarily due to $7.2 million of proceeds received from the exercise of stock options, a net increase of $6.0 million in the value of securities within our short-term investment portfolio, and $3.4 million of cash provided by operating activities, partially offset by the purchase of intangible assets of $10.3 million and additions to property, plant and equipment of $2.6 million.

Net cash flows for the six months ended June 27, 2009 were as follows:

	Six Months Ended
(Dollar amounts in millions)	June 27, 2009	June 30, 2008
Net cash provided (used) by operating activities	$3.4	$(10.6)
Net cash (used) provided by investing activities	(21.1)	2.7
Net cash provided by financing activities	7.2	4.1

Net change in cash and cash equivalents	$(10.5)	$(3.8)

Operating activities

For the six months ended June 27, 2009, net cash provided by operating activities of $3.4 million consisted of income-related cash flow of $12.3 million, offset by changes in operating assets and liabilities of $8.9 million. Income-related cash flow represents the net loss for the period adjusted for non-cash charges related to depreciation and amortization, impairment of intangible assets, non-cash interest income, allowance for doubtful accounts, employee-related charges, asset impairments and other, share-based compensation, deferred income taxes, loss (gain) on disposal of assets, amortization of premium on purchase of investments and non-reimbursable utilization of tax benefits by Applied Biosystems (now Life Technologies).

The changes in operating assets and liabilities for the six months ended June 27, 2009 were due to an increase of $8.4 million in accounts receivable primarily attributable to our Lab Services segment; and a decrease of $1.9 million in accounts payable and other liabilities caused primarily by the timing of payments; partially offset by a decrease in prepaid expenses and other assets of $0.8 million and a decrease in net inventories of $0.6 million.

For the six months ended June 30, 2008, net cash used by operating activities of $10.6 million consisted of changes in operating assets and liabilities of $13.2 million and income-related cash flow of $2.6 million. The changes in operating assets and liabilities were due to an increase of $16.5 million in accounts receivable primarily due to increased revenues and slower collections at our Lab Services segment; a decrease of $9.6 million in accounts payable and other liabilities primarily due to the timing of payments; partially offset by a decrease of $11.5 million in prepaid expenses; and a decrease in net inventories of $1.4 million.

Investing activities

The net cash used by investing activities of $21.1 million for the six months ended June 27, 2009 was primarily caused by purchases of available-for-sale investments exceeding the proceeds from the maturity and sale of available-for-sale investments by $8.2 million, the purchase of technology licenses for $10.3 million and additions to property, plant and equipment of $2.6 million, which included $1.1 million for leasehold improvements, $1.3 million for the purchase of machinery and equipment and $0.2 million for the purchase of software licenses.

For the six months ended June 30, 2008, the net cash provided by investing activities of $2.7 million was due primarily to proceeds from the maturity and sale of available-for-sale investments exceeding the purchase of available-for-sale investments by $5.2 million. This was partially offset by additions to property, plant and equipment, net of $2.5 million, which included $1.6 million for leasehold improvements and $0.9 million for the purchase of machinery and equipment.

Financing activities

The net cash provided by financing activities of $7.2 million and $4.1 million for the six months ended June 27, 2009 and June 30, 2008, respectively, related primarily to proceeds from the issuance of stock upon the exercise of stock options.

Trends and Uncertainties That May Impact Future Results of Operations

Recent global market and economic conditions have been unprecedented and challenging, with tighter credit conditions and recession in most major economies. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide, credit to businesses and consumers. These factors have led to a decrease in spending by businesses and consumers alike, and a corresponding decrease in global infrastructure spending. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business and consumer spending may continue to affect our liquidity and financial condition, and the liquidity and financial condition of our customers.

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

At June 27, 2009 and December 27, 2008, we had no off-balance sheet arrangements or obligations.

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

We manage our interest rate risk by maintaining an investment portfolio generally consisting of debt instruments of high credit quality and relatively short maturities. As of June 27, 2009, our cash, cash equivalents and short-term investments were invested in a diversified, liquid portfolio of corporate bonds, treasury and agency securities, as well as asset-backed securities and money market instruments.

To provide an assessment of the interest rate risk associated with our investment portfolio, we considered the volatility of interest rates experienced in prior years as well as the duration of the holdings in our portfolio. We determined that it is reasonably possible that an adverse change of 100 basis points (1.0%) could be experienced in the near term. A hypothetical 1.0% increase in interest rates would result in a decrease in the fair value of our portfolio of $1.8 million. This loss would only be realized if these investments were sold prior to maturity. The decline reflects only the direct impact of the change in interest rates. Other market fluctuations, such as changes in credit risk, could result in additional declines in the value of our investment portfolio.

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

Disclosure Controls and Procedures

We are responsible for maintaining disclosure controls and procedures, as defined by the SEC in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of the three months ended June 27, 2009, the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of such period, our disclosure controls and procedures were effective, at the reasonable assurance level.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 27, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to legal actions to which we are a party, we may be required under our separation agreement with Applied Biosystems (now Life Technologies) to indemnify Applied Biosystems (now Life Technologies) for damages, costs and other liabilities incurred by Applied Biosystems (now Life Technologies) relating to existing and future lawsuits, arbitrations, investigations, and other legal actions to which Applied Biosystems (now Life Technologies) is or may become a party, to the extent related to our business. For more information, see Note 14 to our unaudited Condensed Consolidated Financial Statements and the sections entitled “Risk Factors – Applied Biosystems (now Life Technologies) is subject to a class action lawsuit relating to its offering of shares of Celera Group tracking stock in 2000 that may result in liabilities for which we have agreed to indemnify Applied Biosystems (now Life Technologies),” and “Risk Factors – Our separation agreement with Applied Biosystems (now Life Technologies) requires us to indemnify Applied Biosystems (now Life Technologies) for specified liabilities, including liabilities relating to the Celera business, specified litigation and one-half of any liabilities resulting from the split-off.”

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

Our revenues are highly dependent on our clinical laboratory tests and diagnostic products being approved for reimbursement by Medicare and other government healthcare programs, as well as private insurance companies and managed care organizations, commonly referred to, collectively, as “third-party payors.” We have experienced denials of reimbursement from certain payers in some territories. Third party payors may deny clinical laboratory tests and diagnostic products for reimbursement if they determine that these tests and products are not medically necessary or otherwise not approved for reimbursement under standards independently established by these third-party payors, which may take into consideration factors such as the investigational nature of a particular test or product, or whether less expensive alternatives are available. Each third-party payor makes its own decision as to whether a given diagnostic test is medically necessary and worthy of payment. If Medicare or any other third-party payor determines that any one or more of our clinical laboratory tests are not medically necessary or are not otherwise suitable for reimbursement, healthcare providers may be reluctant to prescribe these tests. Similarly, if the use of our diagnostic products is not approved for reimbursement, purchasers of any one or more of these products could decrease or eliminate their orders of these products. Any change by one or more third-party payor with regard to their existing reimbursement practices could impact the tests and products we offer, the revenue received on each of the tests and products we sell and harm our operating results and financial condition.

In addition, the growth and success of our sales of diagnostic products depends on market acceptance of our products as clinically useful and cost-effective by healthcare providers and clinical laboratories. We expect that most of our diagnostic products will use genotyping and gene expression information to predict predisposition to diseases, disease progression or severity, or responsiveness to treatment. Market acceptance depends on the widespread acceptance and use by healthcare providers of genetic testing for these purposes. The use of genotyping and gene expression information by healthcare providers for these purposes is relatively new. Healthcare providers may not want to use our products designed for these purposes. Also, Medicare and other third-party payors are continually looking at the clinical utility of genetic testing and making determinations as to whether to continue reimbursement for certain genetic tests. Either of these events could impact the tests and products we offer, the revenue received on each of the tests and products we sell and harm our operating results and financial condition.

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

A large portion of BHL’s clinical laboratory non-Medicare fee-for-service testing business is currently reimbursed by non-governmental third-party payors on an out-of-network, non-participating basis. This means that BHL does not have contracted reimbursement rates with these companies. In order to contain medical expenses, third-party payors may require BHL to become an in-network, participating provider of clinical laboratory testing services. BHL’s past practice was to be an out-of-network provider. BHL has entered into contracts with, among others, Blue Cross and Blue Shield of Alabama, United Healthcare® (through its PacifiCare® subsidiary) and Aetna® (through Aetna Health of California, Inc.) as an in-network, participating provider and we are working toward bringing additional BHL business under contract in the future. In-network, participating reimbursement rates are usually substantially lower than those reimbursement rates currently being received by BHL for its testing services and there is no assurance that all of BHL’s tests will be allowed by any particular third-party payor’s coverage determination polices. Therefore, joining these networks could reduce BHL’s net income and harm our operating results and financial condition.

Our business is affected by macroeconomic conditions, and recent adverse changes in U.S. and global economic conditions have had and may continue to have an adverse effect on our business.

Various macroeconomic factors have affected, and may continue to affect, our business and the results of our operations. Recent negative global market and economic conditions have continued, with tight credit conditions and recession in most major economies continuing into the second half of 2009. Slower economic activity, inflation, rising unemployment and the related loss of employee-sponsored health insurance, decreased consumer confidence and other factors related to adverse market and economic conditions have and may continue to increase our business costs, cause supplier difficulties, lower our revenues and/or affect the ability of our customers to purchase and pay for our products and services. This, in turn, may harm our operating costs and financial condition and cause us to record higher allowances for doubtful accounts in the future.

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

Because a large percentage of our revenue is derived from the Medicare fee-for-service program, the Medicare coverage and reimbursement rules are significant to our operations.

The Medicare Modernization Act of 2003 mandated the creation of Medicare Administrative Contractors, or MACs, to replace the organizations that administered the Medicare “fee-for-service” programs. The fee-for-service program is the traditional Medicare program where beneficiaries choose the physician or other healthcare provider they wish to see and Medicare and/or the beneficiary pays a fee for each service used. In November 2007, CMS awarded the MAC Jurisdiction 1 (California, Hawaii, Nevada, American Samoa, Guam and the Northern Mariana Islands) to Palmetto GBA. As a Medicare-participating laboratory based in California, we submit our Medicare fee-for-service bills to Palmetto GBA and are subject to Palmetto GBA’s local coverage and reimbursement policies.

The full transition to Palmetto GBA occurred effective September 2, 2008. The MAC stated methodology for consolidation and transition of Local Coverage Determinations, or LCDs, was based on the principal of “least restrictive.” A new LCD related to some of our diagnostic services was introduced as a result of the consolidation process and later retired. New LCDs may result in reductions to, delays in or denials for reimbursement for the services we offer. Additionally, the transition from a fiscal intermediary to a MAC is in a very early stage and may result in delays in or denials for reimbursement that could harm our operating results and financial condition.

The clinical laboratory fee schedule sets the maximum amount payable under Medicare for each specific laboratory Current Procedural Terminology (CPT) code. We bill the Medicare fee-for-service program directly and must accept no more than the scheduled amount as payment in full for covered tests performed on behalf of Medicare fee-for-service beneficiaries. Under current law, those services reimbursed under the clinical laboratory fee schedule generally do not result in coinsurance amounts payable by Medicare beneficiaries. Payment under the clinical laboratory fee schedule has been limited from year-to-year by Congressional action such as imposition of national limitation amounts and freezes on the otherwise applicable annual consumer price index, or CPI, updates. The CPI update of the clinical laboratory fee schedule had been frozen since 2004 by the Medicare Prescription Drug Improvement and Modernization Act of 2003. However, on December 31, 2008, CMS published Transmittal 1660, CR 6070, that states that the annual CPI update to payments made using the clinical laboratory fee schedule for calendar year 2009 is 4.5%. In the current economic environment, there is no certainty that these rates will remain at these reimbursement levels for clinical laboratory tests.

The payment amount under Medicare’s clinical laboratory fee schedule is important not only for our reimbursement from Medicare, but also because the laboratory fee schedule often establishes the payment amounts set by other third-party payors. Accordingly, a reduction in Medicare reimbursement rates for clinical laboratory services could result in a corresponding reduction in the reimbursement rates we receive from such third-party payors. Any reductions in reimbursement levels for our laboratory services would decrease our revenues and harm our operating results and financial condition.

Our business could be adversely impacted if healthcare reform focuses on reducing healthcare costs and/or does not recognize the value and importance of diagnostic testing.

Government oversight of and attention to the healthcare industry in the United States is significant and may increase. Recently, there has been extensive public discussion of healthcare reform. While it is not possible to predict whether changes in U.S. government regulation of healthcare will occur, or the nature or impact of any such changes, our business could be adversely impacted if healthcare reform focuses on reducing healthcare costs and/or does not recognize the value and importance of diagnostic testing. For example, healthcare reform could lead to Medicare savings by way of a reduction in the laboratory fee schedule reimbursement amounts, future inflation increases to the laboratory fee schedule reimbursement amounts being reduced or eliminated, or the implementation of more restrictive medical policies for laboratory testing. Additionally, there have been recent proposals to require that Medicare beneficiaries pay co-payments for laboratory services. Currently, no such co-payments are required and this would be a substantial change requiring us to alter our billing system and allocate additional resources to our collection efforts, which may not be successful. Any of these events could harm our operating results and financial condition.

The competition in the biotechnology and healthcare industries is intense and evolving.

There is intense competition among healthcare, diagnostic, and biotechnology companies attempting to develop new diagnostic products. We are aware of competitors who are engaged in research and development projects that address the same diseases that we are targeting. Our products business competes with companies in the U.S. and abroad that are engaged in the development and commercialization of products and services that provide genetic information. These companies may develop products or services that are competitive with, and could be more effective and/or cost-effective than, the diagnostic products offered by us or our collaborators or licensees, such as analyte specific reagents (ASRs), diagnostic test kits, or diagnostic testing services that perform the same or similar purposes as our or our collaborators’ or licensees’ diagnostic products. Key competitors for our leading products include Luminex Corporation and Third Wave Technologies, Inc. (now Hologic, Inc.) for our cystic fibrosis products, Siemens for our ViroSeq™ HIV-1 Genotyping System, F. Hoffmann-La Roche, Ltd. and Siemens for the m2000™ system and assays, and Life Technologies for our HLA products. Also, clinical laboratories may offer testing services that are competitive with the diagnostic products sold by us or our collaborators or licensees. For example, a clinical laboratory can use either reagents purchased from manufacturers other than us, or their own internally developed reagents, to provide diagnostic testing services. In this manner, clinical laboratories could offer testing services for a particular disease as an alternative to purchasing diagnostic products sold by us or our collaborators or licensees for use in their testing of the same disease. The testing services offered by clinical laboratories may be easier and more cost-effective to develop and market than test kits developed by us or our collaborators or licensees because the testing services are not subject to the same clinical validation requirements that are applicable to the FDA cleared or approved diagnostic test kits. For example, clinical reference laboratories such as Laboratory Corporation of America Holdings, or LabCorp, and Quest Diagnostics Incorporated, or Quest, offer laboratory-developed tests that compete with our ViroSeq HIV-1 Genotyping System.

In addition, BHL’s clinical laboratory testing services, and its associated disease monitoring, management, and educational services compete primarily with existing diagnostic, detection and monitoring technologies and disease management service companies. In particular, many clinical reference laboratories, including LabCorp, Sonic Healthcare Limited, Mayo Medical Laboratories, Quest, and other regional laboratory companies, offer clinical testing services using a traditional lipid panel test, which is simpler to perform and less expensive than BHL’s more extensive and proprietary lipid fractionation and related cardiovascular bio-marker tests, and which is widely accepted as an adequate test for assessing and managing risk of cardiovascular disease. Also, other companies, including Atherotech, Inc., Agilent Technologies, Inc., and LipoScience, Inc., currently provide alternative methods for lipoprotein subclass analysis using different technologies than BHL’s testing services. In addition, companies, including Healthways, Inc. and LifeMasters Supported SelfCare, Inc., and internal efforts by some healthcare payors, such as United Healthcare, compete with BHL’s disease monitoring and management and lifestyle modification offerings. Many of BHL’s actual or potential competitors have longer operating histories, better name recognition and greater financial, technical, sales, marketing, and distribution capabilities than BHL has. These competitors also may have more experience in research and development, billing and collections, regulatory matters and manufacturing. Many of these companies, particularly those selling the traditional lipid panel test, offer tests or services that have been approved for third-party reimbursement. BHL’s current or potential competitors may use, or develop in the future, technologies that are superior to, or more effective than, BHL’s, which could make BHL’s tests noncompetitive or obsolete.

Failure to collect receivables, or to timely or accurately bill for our services could have a material adverse effect on our business.

We have experienced an increased aging of our accounts receivables and our allowance for doubtful accounts. A significant amount of this increase is due to some non-contracted payors sending payment for our services to their beneficiaries instead of to us. We, in-turn, must then collect both the non-contractual payor’s receivables and the patient’s receivables from these beneficiaries. This increases the length of time it takes for us to collect a receivable and reduces the probability of collecting the full amount due. Though we have implemented programs aimed at improving our collections, there can be no assurance that these will be successful. For the three months ended June 27, 2009, our allowance for doubtful accounts was $20.1 million primarily due to the provision of BHL’s accounts receivable over 360 days old and tests that have been denied for reimbursement. These balances were primarily due from patients. Any failure to improve our collections, or a further deterioration in our receivables, will harm our operating results and financial condition.

Billing for clinical testing services is complex and is subject to extensive and non-uniform rules and administrative requirements. Depending on the billing arrangement and applicable law, we bill various third-parties, such as patients, insurance companies, Medicare, physicians and hospitals. A significant portion of our accounts receivable is owed to us by individual patients. In general, it is difficult to collect amounts owed to us by individuals and it is becoming increasingly more difficult to do so in the current economic environment. Changes in laws and regulations could increase the complexity and cost of our billing process. Additionally, auditing for compliance with applicable laws and regulations as well as internal compliance policies and procedures adds further cost and complexity to the billing process. Further, our billing processes and systems require significant and continuing technology and human resource investments.

Missing or incorrect information on requisitions adds complexity to and slows the billing process, creates backlogs of unbilled requisitions, and generally increases the aging of accounts receivable and our allowance for doubtful accounts. We believe that a portion of our allowance for doubtful accounts is attributable to the lack of, or inaccurate, billing information. Failure to timely or correctly bill may lead to our not being reimbursed for our services or an increase in the aging of our accounts receivable, which could harm our operating results and financial condition. Failure to comply with applicable laws and regulations relating to billing federal healthcare programs and private third-party payors could lead to various penalties, including: exclusion from participation in the Medicare program; asset forfeitures; civil and criminal fines and penalties; and the loss of various licenses, certificates and authorizations necessary to operate our business, any of which could harm our operating results and financial condition.

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

Applied Biosystems’ (now Life Technologies’) reagent and clinical laboratory testing service business in human diagnostics was historically operated exclusively through Celera. As a result, Applied Biosystems (now Life Technologies) has not competed with us in this business, nor was it permitted to enable others to compete with us in the business by providing them access to its intellectual property, reagents, and technologies. Since the split-off, Applied Biosystems (now Life Technologies) may directly compete with us or enable others to compete with us in human diagnostics, except that for a period of three years following the split-off date, Applied Biosystems (now Life Technologies), subject to specified exceptions, will be restricted in its ability to supply any reseller with capillary electrophoresis sequencers for commercialization of human diagnostic tests outside of Asia, Africa, the Middle East and South America, nor will it be able to itself commercialize these tests anywhere in the world for the same three year period. In addition, Applied Biosystems (now Life Technologies) is restricted from supplying any third-party reseller with real-time instruments for use in the human in vitro diagnostics, or HIVD, field, unless the third party has obtained a license to Applied Biosystems (now Life

Technologies) real-time intellectual property in the field, although the third party cannot commercialize human diagnostic tests for specified conditions on these instruments for three years following the split-off date. Competition from Applied Biosystems (now Life Technologies) in all other areas of our business may limit our success in expanding our product offerings into new areas and disease indications.

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

Under the terms of the separation agreement we entered into with Applied Biosystems (now Life Technologies), we agreed to indemnify Applied Biosystems (now Life Technologies) for liabilities resulting from the class action suit described above, as well as other actions pending on the split-off date or that may arise in the future, to the extent such actions are ultimately determined to relate to or arise out of the Celera business, assets or liabilities, in each case, to the extent not covered by Applied Biosystems’ (now Life Technologies’) insurance. There is no limit on the maximum amount of monetary damages for which we may be required to indemnify Applied Biosystems (now Life Technologies) for such suits. If plaintiffs in these suits are ultimately successful on the merits, the resulting liabilities for which Celera is responsible could have a material adverse impact on Celera’s business and financial condition.

The allocation of intellectual property rights between Applied Biosystems (now Life Technologies) and us in connection with the split-off may harm our business.

Prior to the split-off from Applied Biosystems (now Life Technologies), we had access to all intellectual property owned or licensed by Applied Biosystems (now Life Technologies) for use in the human diagnostics field. Under the separation agreement with Applied Biosystems (now Life Technologies), intellectual property developed by Celera or used primarily in our business was transferred to us on or prior to the split-off date. However, some intellectual property currently used in substantially all of our diagnostic products is also used by Applied Biosystems (now Life Technologies) and has been retained by Applied Biosystems (now Life Technologies).

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

We may be required to record additional impairment of our long-lived assets, including goodwill and other intangible assets, and these impairment charges would adversely affect our operating results.

As of June 27, 2009, we had $116.3 million of goodwill on our balance sheet. This amount primarily represents the remaining excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At June 27, 2009, we also had $122.1 million in long-lived assets, which includes $106.5 million of intangible assets, net on our balance sheet. As a result of a combination of factors, including broad economic pressures, and the effects of changing business conditions, an interim impairment review for goodwill and long-lived assets was triggered during the three months ended June 27, 2009, resulting in a charge of $15.7 million. Our stock price, which has recently declined, is a significant factor in assessing our fair value for purposes of the goodwill impairment assessment. If our market capitalization remains below our carrying value for a sustained period, our next annual impairment review in the fourth quarter of fiscal 2009, or an earlier interim review if considered necessary, may determine that our long-lived assets are further impaired. Valuation of our long-lived assets requires us to make assumptions about future sales prices and sales volumes for our products. These and other assumptions are used to forecast future cash flows. If actual market conditions differ or our forecasts change, we may be required to assess long-lived assets and could record an additional impairment charge. If we are required to record an additional impairment charge relating to goodwill or long-lived assets, such charges could harm our business, financial condition and results of operations.

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

We have a limited internal network of BHL employees and contractors who are able to collect blood specimens for us. We rely on healthcare providers and other clinical laboratories to collect and send to our laboratory for testing most of our clinical laboratory specimens. Although we believe we pay our service providers fair market value consideration for specimen collection and processing services and in compliance with anti-kickback and anti-referral laws, legal restrictions prohibit us from paying additional consideration, such as a referral fee, for these services. Because these services are time-consuming and may not be a business priority for the companies and individuals we rely on to provide them, the fair market value consideration may not be sufficient incentive for them to continue providing these services. If we are unable to obtain or maintain needed collection and processing services, we would be unable to obtain patient samples for testing, which would harm our operating results and financial condition.

Some of our diagnostic research and product development programs require access to human tissue and/or blood samples, other biological materials, and related information, which may be in limited supply.

We may not be able to obtain or maintain access to human tissue, blood and other biological materials and information on acceptable terms, or may not be able to obtain needed consents from individuals providing tissue, blood, or other samples. In addition, government regulation in the U.S. and foreign countries could result in restricted access to, or use of, human tissue or blood samples or other biological materials. For example, the European Union Directive on Data Protection may restrict our access to human samples and related clinical data from countries of the European Union if we are not able to meet the required standard of privacy protection. If we lose access to sufficient numbers or sources of tissue or blood samples or other required biological materials, or if tighter restrictions are imposed on the use of related clinical or other information or information generated from tissue or blood samples or other biological materials, these research and development programs and our operating results and financial condition could be harmed. Also, the supply by Applied Biosystems (now Life Technologies) of some goods and services used in our business is governed by the terms of the master purchase agreement we entered into at the split-off date, and Applied Biosystems (now Life Technologies) no longer provides us with exclusive access to these goods and services. These differences may harm our operating results and financial condition.

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

Prior to the split-off from Applied Biosystems (now Life Technologies), we were not directly subject to reporting and other requirements of the Securities Exchange Act of 1934 (the Exchange Act). As a result of the split-off, we are directly subject to reporting and other obligations under the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley). Commencing with our audit for the year ending December 26, 2009, Sarbanes-Oxley will require our auditors to opine on the effectiveness of our internal controls over financial reporting. Our reporting and other obligations will place significant demands on our management and administrative and operational resources, including accounting resources.

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

The clinical laboratory testing industry is highly regulated and there can be no assurance that the regulatory environment in which we operate will not change significantly and adversely in the future. In particular, there is risk of healthcare reform or other legislative activity in 2009, which may result in changes in the regulatory or payor environment that may adversely affect our business. Areas of the regulatory environment that may affect our ability to conduct business include, without limitation:

•	federal and state laws applicable to billing and claims payment;

•	federal and state laboratory anti-mark-up laws;

•	federal and state anti-kickback laws;

•	federal and state false claims laws;

•	federal and state self-referral and financial inducement laws, including the federal physician anti-self-referral law, or the Stark Law;

•	coverage and reimbursement levels by Medicare and other governmental payors and private insurers;

•	federal and state laws governing laboratory licensing and testing, including CLIA;

•	federal and state laws governing the development, use and distribution of diagnostic medical tests known as laboratory developed tests or “LDTs”;

•	the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and analogous state laws;

•	federal and state regulation of privacy, security, electronic transactions and identity theft;

•	federal, state and local laws governing the handling and disposal of medical and hazardous waste;

•	Occupational Safety and Health Administration rules and regulations; and

•	changes to other federal, state and local laws, including tax laws.

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

A number of esoteric tests that are developed and validated internally at BHL are first offered as laboratory developed tests or “LDTs.” The FDA maintains that it has authority to regulate the development and use of LDTs as diagnostic medical devices under the Federal Food, Drug and Cosmetic Act but to date has decided not to exercise its authority with respect to most LDTs performed by high complexity CLIA-certified laboratories as a matter of enforcement discretion. A portion of BHL’s diagnostic tests are LDTs for which it has not obtained FDA premarket clearance or approval. The FDA regularly considers the application of additional regulatory controls over the sale of ASRs and the development and use of LDTs by laboratories such as ours. Further, the FDA has recently been petitioned to exercise regulatory authority over certain LDTs and to initiate enforcement action against companies that make effectiveness claims about LDTs that are without sufficient analytical and clinical support. As a result, it is possible that the FDA may look at the sale and use of LDTs with heightened scrutiny or modify its regulatory approach with respect to LDTs. If FDA regulation of LDTs increases or if regulation of the various medical devices used in laboratory-developed testing ensues, it would lead to an increased regulatory burden, which may hinder us from marketing current products or services and developing new products or services, and could harm our operating results and financial condition.

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

We do not believe that the tests currently offered by us are IVDMIAs, as set forth in the draft guidance document, and, therefore, these tests would not be directly affected if the final rules apply the same criteria as the draft guidance. However, clinical laboratories that license some of our intellectual property have developed and may be developing tests using our intellectual property that may be considered IVDMIAs by the FDA. The requirement of FDA clearance or approval for any of these tests could delay or prevent them from being used or discourage their further development, which in turn, could delay or prevent altogether payments to us from the use of these laboratory-developed tests. Also, it is possible that some of our current or future diagnostic products could be indirectly affected because other companies might want to use our diagnostic products as part of an IVDMIA, although we are not aware of any customers that currently use our diagnostic products in this manner. The requirement of FDA clearance or approval for any of these tests could discourage their development, or delay or prevent them from being used if developed, which in turn, could affect the demand for our products being used as a part of these tests. In addition, some of our future tests used in our clinical laboratory testing services could meet the definition of an IVDMIA and therefore require FDA clearance or approval.

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

We do not manufacture the instruments used for our diagnostics products and thus are reliant on third parties for their supply. Applied Biosystems (now Life Technologies) is the manufacturer of the instruments used to perform certain of our tests including our HIV-1 Genotyping System and HLA products. The instruments supplied by Applied Biosystems (now Life Technologies) are Research Use Only instruments. The FDA now requires that diagnostic products such as these be submitted as systems that include an IVD instrument. We have been in discussions with Applied Biosystems (now Life Technologies) and other parties for access to a next generation capillary electrophoresis sequencing instrument that may be developed under requirements needed to achieve FDA clearance or approval for our HLA sequencing products as well as new and next-generation sequencing products for U.S. commercialization. We have not reached agreement on this matter and may not in the future. Failure to reach agreement with Applied Biosystems (now Life Technologies) on access to a suitably developed instrument and the required documentation to support an FDA submission for such products, or another instrument manufacturer with a suitable instrument or that is willing to work with us, could lead to our inability to sell our capillary electrophoresis sequencing products in U.S.

The historical financial information of Celera prior to our split-off from Applied Biosystems (now Life Technologies) may not be representative of our results as an independent entity, and, therefore, may not be reliable as an indicator of our historical or future results as an independent entity.

The historical financial information we have included in this Quarterly Report on Form 10-Q for the three months ended June 30, 2008, may not reflect what our results of operations, financial position and cash flows would have been had we been an independent entity during the period. This is because, in part, the financial information reflects allocations for services provided to Celera by Applied Biosystems (now Life Technologies). These allocations may not reflect the costs we incur for similar or incremental services as an independent entity.

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

We have changed our marketing strategy for our clinical laboratory testing services, and our new strategy could harm our revenues.

In the past, we focused on actively marketing our clinical laboratory testing services to accounts that referred large volumes of specimens for our services. We believe that the continued growth of our clinical laboratory services requires a change to our sales strategy, moving away from a focus on large-volume accounts and instead implementing an approach that includes developing local market territories and selling non-blood based genetic testing services to accounts on a more disbursed basis. We are currently implementing this new strategy and are reorganizing our existing sales, marketing and clinical operations for our laboratory testing services based on market demand and the use of telephone and internet technology. These organizational changes may harm the business we currently receive from our existing accounts, may not be successful in generating business from new accounts and may cost more to effect than we anticipate.

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

Substantially all patient specimens are sent by healthcare providers and other clinical laboratories to our clinical testing laboratory by an established international overnight shipping service. We use overnight shipping because patient specimens are biological materials that can spoil if not tested on a timely basis after collection from a patient. Therefore, any interruption in shipping, even one that is short in duration, could interfere with our services and harm our business. Our primary courier’s shipping network relies on various modes of transportation, including trucks and airplanes. The transportation of specimens could therefore be delayed or prevented by natural or man-made disasters or other events that interfere with these modes of transportation, including earthquakes, floods, power outages, inclement weather, and terrorism. If there is a delay in the delivery of patient samples that are in-transit, we would have no way to prevent these samples from spoiling. Although there are other companies that provide similar overnight courier services, many of the circumstances that could interfere with our primary courier’s services likely would interfere with the services of other similar couriers. Additionally, we currently have a favorable pricing arrangement with our primary courier. This pricing arrangement is not guaranteed and may be subject to unanticipated price changes. If we need to switch to a different courier because of circumstances that are unique to our primary courier or due to a change in our primary courier’s pricing, it could take us several days or longer to establish an agreement with a new courier, the shipping rates might not be as favorable to us, and our testing services would likely be interrupted. The inability to receive the specimens and perform our tests, even if only for a short period of time, or the loss of specimens due to shipping delays, could interrupt our business and harm our reputation.

Commercialization of our diagnostic products is dependent on our agreement with Abbott Molecular, Inc.

We lack our own sales organization to sell our diagnostic products to unaffiliated clinical testing laboratories. Accordingly, we are reliant on the efforts of our distributor, Abbott Molecular, Inc., for the sales, promotion, and distribution of most molecular diagnostic products manufactured by us. Our revenues under the agreement are dependent on Abbott’s sales price to end-users which may change over reporting periods. Our ViroSeq HIV-1, cystic fibrosis, and HLA products are mature products that represent a majority of our product revenues. Current market conditions are leading to pricing declines for these products that may not be offset by increased growth in the overall market or our ability to increase our market share for these products, resulting in declining revenue for these products. In addition, a majority of the sales of our diagnostics products and Abbott’s m2000 products are made outside the United States and subject to foreign exchange effects. Changes in foreign exchange rates will have an effect on the revenue of Celera through both product sales and the royalties we receive on m2000 product sales. Although this is a long-term arrangement, the agreement contains provisions that could result in early termination for reasons that include the following: material breach of the agreement by either company that is not cured following 60 days written notice; and upon specified insolvency events. The amount and timing of resources to be devoted to sales activities by Abbott Molecular are generally not within our control. Failure by Abbott to devote sufficient resources to the distribution of our products or the termination of the distribution agreement could harm our operating results and financial condition.

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

The FDA has issued an interpretation of the regulations governing the sale of ASRs which could prevent or delay our or our collaborators’ or licensees’ sales of these products and make development of new ASR products more difficult, all of which could harm our operating results and financial condition. We believe that all of our current ASR products, other than our HLA ASR products, meet the regulatory definition of an ASR, as set forth in the FDA guidance document. Our products sold as ASRs include HLA products, Fragile X products, and deep vein thrombosis products. We similarly believe that all of the ASR products manufactured and sold by Abbott for which Abbott pays us royalties meet the regulatory definition of an ASR, as set forth in the FDA guidance document. If the FDA does not agree with our interpretations of our ASR products, we may need to establish an appropriate action plan for any affected product, such as reconfiguring the product to bring it into compliance with the ASR definition or seeking clearance pursuant to Section 510(k) of the FFDCA.

In June 2008, the FDA issued a letter that stated that the FDA might employ “enforcement discretion” to the sale of ASR products that did not meet the regulatory definition of an ASR, if a manufacturer met with the FDA and developed an approved plan to bring the products into compliance by reconfiguring the product or seeking the appropriate registration. We applied for and received assurance of such “enforcement discretion” for the sale of our HLA ASR products from the FDA, while working with the FDA under a pre-IDE for registering the HLA products. In late July 2009, the FDA informed us that it could no longer consider extending such “enforcement discretion.” We expect to prepare updated information under our pre-IDE for consideration by the FDA as we continue to seek access to IVD sequencers for registration. However, these or other efforts may not be successful, requiring us to discontinue marketing our HLA ASRs in the United States. This discontinuation could be permanent and we would no longer receive any revenues from these products in the United States, and our business would be harmed.

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

If these types of transactions are pursued, it may be difficult for us to complete these transactions quickly and to integrate these acquired operations efficiently into our current business operations. Any acquisitions, investments or other strategic relationships and alliances by us may ultimately harm our business and financial condition. In addition, future acquisitions may not be as successful as originally anticipated and may result in impairment charges. We have incurred these charges in recent years in relation to acquisitions. For example, since the year ended June 30, 2002 we have incurred charges for impairment of goodwill, intangibles and other assets and other charges of $30.4 million related to our acquisition of Paracel, Inc. During the years ended June 30, 2007 and 2006, we incurred charges totaling $28.8 million for severance and benefit costs and asset impairments relating to our acquisition of Axys Pharmaceuticals, Inc., and our subsequent decision to partner or sell our small molecule drug discovery and development programs, and the integration of Celera Diagnostics into us. Additionally, during the second quarter of 2009, we incurred charges of $15.7 million for the impairment of trade names related to our acquisition of BHL and Atria Genetics, Inc.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

This table provides information about our purchases of Celera Corporation common stock during the three months ended June 27, 2009:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
March 29, 2008 - April 25, 2009	—	—	—	—
April 26, 2009 - May 23, 2009	224	$8.80	—	—
May 24, 2009 - June 27, 2009	—	—	—	—

Total	224	$8.80	—	—

(1)	During the three months ended June 27, 2009, we repurchased 224 shares of our common stock, at an average price of $8.80, to satisfy tax obligations upon the vesting of restricted stock under the 2008 Stock Incentive Plan. We may make similar repurchases in the future to satisfy employee tax obligations upon the vesting of restricted stock.

ITEM 4.	Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Stockholders was held on May 20, 2009.

(b)	The following directors were elected by a vote of stockholders, each to serve for a term ending at the annual meeting of stockholders in the year 2012: Jean-Luc Bélingard, Peter Barton Hutt, and Gail K. Naughton. The following directors also remained in office: Richard H. Ayers, William G. Green, Kathy Ordoñez, Wayne I. Roe and Bennett M. Shapiro.

(c)	The following matters were voted upon at the meeting:

(1)	Proposal 1 – Election of Directors

Nominee	For	Against	Abstain
Jean-Luc Bélingard	48,022,512	25,308,938	113,081
Peter Barton Hutt	68,281,139	5,061,175	102,216
Gail K. Naughton	68,175,338	5,168,614	100,578

(2)	Proposal 2 – Ratification of PricewaterhouseCoopers LLP as independent registered public accounting firm

For	Against	Abstain
72,993,066	364,749	86,716

ITEM 6.	Exhibits

EXHIBIT NO.	DOCUMENT
10.1*	Amendment No. 3, effective as of March 30, 2009, to Assignment Agreement by and between Pharmacyclics, Inc. and Applera Corporation, dated April 7, 2006.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELERA CORPORATION

/s/ KATHY ORDOÑEZ
Name: Kathy Ordoñez
Title: Chief Executive Officer

Date: August 11, 2009

/s/ UGO DEBLASI
Name: Ugo DeBlasi
Title: Chief Financial Officer

Date: August 11, 2009