Form 10-Q
period 2009-09-26
Celera CORP
filed 2009-11-09
CIK 1428156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 26, 2009

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

Number of shares of common stock outstanding as of November 1, 2009: 81,943,596.

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

PART I – Financial Information

ITEM 1.	FINANCIAL STATEMENTS

Celera Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
(Dollar amounts in thousands except per share amounts)	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Net Revenues
Products	$8,224	$10,363	$25,658	$28,464
Services	24,353	30,463	78,456	79,182
Royalties, licenses and milestones	7,448	4,983	22,965	20,345

Total Net Revenues	40,025	45,809	127,079	127,991

Cost of Sales
Products	4,325	5,489	13,566	13,750
Services	8,347	9,072	26,516	26,131

Total Cost of Sales	12,672	14,561	40,082	39,881

Gross Margin	27,353	31,248	86,997	88,110
Selling, general and administrative	22,652	25,228	89,007	71,712
Research and development	6,198	7,961	21,353	27,532
Amortization of purchased intangible assets	2,568	2,549	7,666	7,559
Employee-related charges, asset impairments and other	3,775	1,760	4,373	8,309
Litigation-related charge and legal settlement	978	—	978	(1,100)
Impairment of intangible assets	—	—	15,655	—

Operating Loss	8,818	6,250	52,035	25,902
Loss on investments	—	3,217	—	6,297
Interest income, net	(1,380)	(2,490)	(5,191)	(8,623)
Other income, net	—	—	—	(136)

Loss Before Income Taxes	7,438	6,977	46,844	23,440
(Benefit) provision for income taxes	(62)	28	(6,332)	95,056

Net Loss	$7,376	$7,005	$40,512	$118,496

Net Loss per Share
Basic and diluted	$0.09	$0.09	$0.50	$1.48

Weighted Average Shares Outstanding (in thousands)
Basic and diluted	81,860	80,184	81,805	79,941

See accompanying notes to unaudited condensed consolidated financial statements.

Celera Corporation

Condensed Consolidated Statements of Financial Position

(Unaudited)

(Dollar amounts in thousands)	At September 26, 2009	At December 27, 2008
Assets
Current assets
Cash and cash equivalents	$73,682	$72,018
Short-term investments	247,261	244,457
Accounts receivable (net of allowances for doubtful accounts of $24,150 and $16,752, respectively)	31,263	47,652
Inventories, net	6,061	7,514
Prepaid expenses and other current assets	14,463	19,699

Total current assets	372,730	391,340
Property, plant and equipment, net	14,690	16,668
Goodwill	116,350	116,350
Intangible assets, net	104,173	117,182
Other long-term assets	28,007	26,349

Total Assets	$635,950	$667,889

Liabilities and Stockholders’ Equity
Current liabilities
Loans payable	$—	$62
Accounts payable	8,532	8,629
Accrued salaries and wages	7,927	8,997
Accrued taxes on income	107	190
Other accrued expenses	14,534	9,765
Deferred revenue	1,034	1,811

Total current liabilities	32,134	29,454
Other long-term liabilities	15,263	25,221

Total Liabilities	47,397	54,675

Commitments and contingencies (refer to Note 14)

Stockholders’ Equity
Common stock: par value $0.01 per share; 300,000,000 shares authorized; 81,942,119 and 81,241,461 shares outstanding, respectively	822	814
Preferred stock: par value $0.01 per share; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Additional paid-in capital	1,587,827	1,581,080
Accumulated other comprehensive income (loss)	3,846	(5,760)
Treasury stock, at cost: 221,208 and 133,600 shares, respectively	(1,953)	(1,443)
Accumulated net loss	(1,001,989)	(961,477)

Total Stockholders’ Equity	588,553	613,214

Total Liabilities and Stockholders’ Equity	$635,950	$667,889

See accompanying notes to unaudited condensed consolidated financial statements.

Celera Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
(Dollar amounts in thousands)	September 26, 2009	September 27, 2008
Operating Activities
Net loss	$(40,512)	$(118,496)
Adjustments to reconcile net loss from operations to net cash provided (used) by operating activities:
Depreciation and amortization	12,146	11,893
Impairment of intangible assets	15,655	—
Non-cash interest income	(681)	—
Allowance for doubtful accounts	27,744	10,889
Employee-related charges, asset impairments and other	2,252	10,458
Share-based compensation	2,569	5,466
Deferred income taxes	(6,062)	131,755
Loss on disposal of assets	198	269
Amortization of premium on purchase of investments	1,252	24
Nonreimbursable utilization of tax benefits by Applied Biosystems (now Life Technologies)	—	(42,170)
Changes in operating assets and liabilities:
Accounts receivable	(11,355)	(25,349)
Inventories	2,148	2,947
Prepaid expenses and other assets	(401)	6,640
Accounts payable and other liabilities	(1,475)	(12,638)

Net Cash Provided (Used) by Operating Activities	3,478	(18,312)

Investing Activities
Purchase of intangible assets	(10,650)	(2,000)
Additions to property, plant and equipment, net	(2,994)	(4,306)
Proceeds from maturities of available-for-sale investments	113,365	113,675
Proceeds from sales of available-for-sale investments	30,094	92,010
Purchases of available-for-sale investments	(138,780)	(187,806)
Investment in alliance activity, net	—	(666)

Net Cash (Used) Provided by Investing Activities	(8,965)	10,907

Financing Activities
Principal payments on loans payable and debt	(62)	(92)
Funding from Applied Biosystems (now Life Technologies) as a result of the split-off	31	1,118
Proceeds from the issuance of stock, net of taxes withheld and paid	7,182	5,899

Net Cash Provided by Financing Activities	7,151	6,925

Net Change in Cash and Cash Equivalents	1,664	(480)
Cash and Cash Equivalents at Beginning of Period	72,018	51,080

Cash and Cash Equivalents at End of Period	$73,682	$50,600

See accompanying notes to unaudited condensed consolidated financial statements.

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

1. The Company and Nature of Operations

Organization

Celera Corporation is a healthcare business focusing on the integration of genetic testing into routine clinical care through a combination of products and services incorporating proprietary discoveries.

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

Celera operates through three reporting segments: a clinical laboratory testing service business (Lab Services); a products business (Products); and a segment that includes other activities under corporate management (Corporate). The Lab Services business, conducted through Berkeley HeartLab, Inc. (BHL), offers a broad portfolio of clinical laboratory tests and disease management services designed to help improve cardiovascular disease treatment regimens for patients. The Products business develops, manufactures and oversees the commercialization of molecular diagnostic products. Most of this business is conducted through the Company’s distribution and royalty agreements with Abbott Molecular (Abbott), a subsidiary of Abbott Laboratories. The Corporate segment includes revenues from royalties, licenses, collaborations and milestones related to the licensing of certain intellectual property and from Celera’s former small molecule and proteomic programs.

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

The accompanying unaudited condensed consolidated financial statements include the financial statements of Celera Corporation and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Subsequent events have been evaluated through the date of issuance of the Company’s unaudited condensed consolidated financial statements, November 9, 2009.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Significant items subject to such estimates and assumptions include: test service revenues, the carrying amount of property, plant and equipment, intangible assets and goodwill; and valuation allowances for accounts receivable, inventories and deferred income tax assets. Actual results could differ from those estimates.

2. Accounting Policies

There have been no changes to the Company’s accounting policies for the nine months ended September 26, 2009. Refer to Note 1 to the consolidated financial statements contained in the Company’s Transition Report on Form 10-KT for the six months ended December 27, 2008.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued The FASB Accounting Standards Codification (Codification). The Codification is now the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganized the literature. The provisions of the Codification are effective for the Company’s third quarter of 2009. The adoption of the Codification did not have an impact on the Company’s consolidated results of operations and financial position.

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

In October 2009, the FASB issued two updates to the Codification relating to revenue recognition. The first update eliminates the requirement that all undelivered elements in an arrangement with multiple deliverables have objective and reliable evidence of fair value before revenue can be recognized for items that have been delivered. The update also no longer allows use of the residual method when allocating consideration to deliverables. Instead, arrangement consideration is to be allocated to deliverables using the relative selling price method, applying a selling price hierarchy. Vendor specific objective evidence (VSOE) of selling price should be used if it exists. Otherwise, third party evidence (TPE) of selling price should be used. If neither VSOE nor TPE is available, the company’s best estimate of selling price should be used. The second update eliminates tangible products from the scope of software revenue recognition guidance when the tangible products contain software components and non-software components that function together to deliver the tangible products’ essential functionality. Both updates require expanded qualitative and quantitative disclosures and are effective for fiscal years beginning on or after June 15, 2010, with prospective application for new or materially modified arrangements or retrospective application permitted. Early adoption is permitted. The same transition method and period of adoption must be used for both updates. The Company is in the process of analyzing the impact of these updates.

In May 2009, the FASB issued a statement which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth: the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The statement, which was effective for the Company’s second quarter of 2009, did not have an impact on the Company’s consolidated results of operations and financial position.

In April 2009, the FASB issued a staff position that requires disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements. The staff position does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, the staff position requires comparative disclosures only for periods ending subsequent to initial adoption. The provisions of the staff position were effective for the Company’s second quarter of 2009. The disclosures required by this staff position are included in Note 6 to the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued a staff position that provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The staff position also includes guidance on identifying circumstances that indicate a transaction is not orderly. The staff position, which was effective for the Company’s second quarter of 2009, did not have an impact on the Company’s consolidated results of operations and financial position.

In April 2009, the FASB issued a staff position that amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in financial statements. The staff position, which was effective for the Company’s second quarter of 2009, did not have an impact on the Company’s consolidated results of operations and financial position.

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

In April 2008, the FASB issued a staff position that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The staff position applies to intangible assets that are acquired individually or with a group of other assets and to both intangible assets acquired in business combinations and asset acquisitions. The staff position, which was effective for the Company’s first quarter of 2009, did not have an impact on the Company’s consolidated results of operations and financial position.

In February 2008, the FASB issued a staff position that delays the effective date of a statement related to fair value measurement for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The staff position partially defers the effective date of the statement to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the staff position. The staff position, which was effective for the Company’s first quarter of 2009, did not have an impact on the Company’s consolidated results of operations and financial position.

In December 2007, the FASB issued a statement related to business combinations, which establishes the principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, the goodwill acquired and any noncontrolling interest in the acquiree. The statement also establishes the disclosure requirements for a business combination. The provisions of the statement were effective for the Company’s first quarter of 2009. The adoption of the statement did not have an impact on the Company’s consolidated results of operations and financial position.

3. Allowance for Doubtful Accounts

For the three and nine months ended September 26, 2009, the Company recorded an allowance for doubtful accounts of $2.6 million and $27.7 million, respectively, compared to $3.8 million and $10.9 million for the three and nine months ended September 27, 2008, respectively. Allowance for doubtful accounts is recorded in selling, general and administrative expense in the Condensed Consolidated Statements of Operations. The increase in allowance for doubtful accounts for the nine months ended September 26, 2009 was primarily due to the provision for the Lab Services’ accounts receivable over 360 days old, tests that have been denied for reimbursement and an assessment of the collectability of aged accounts receivable based on past collection experience. These balances were primarily due from patients.

4. Employee-Related Charges, Asset Impairments and Other

Restructurings

On July 21, 2009, Celera committed to a restructuring program with estimated costs of $3.2 million. The restructuring program includes the elimination of approximately 90 full-time positions. Severance costs of $2.6 million and property-related costs of $0.6 million were recorded in employee-related charges, asset impairments and other in the Condensed Consolidated Statements of Operations for the three and nine months ended September 26, 2009. Costs of $2.1 million, $0.5 million and $0.6 million were recorded in the Company’s Lab Services, Products and Corporate segments, respectively. The property-related charge primarily represents the estimated cost of excess lease space less estimated future sublease income on a number of facilities. The remaining cash expenditures of $0.4 million for the excess lease space charge are expected to be paid through April 2012.

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

On February 17, 2009, Celera committed to a plan to close its Rockville, Maryland facility, which resulted in a workforce reduction of approximately 15 positions. This facility historically housed the majority of Celera’s proteomic research. The change reflected the substantial completion of the research phase of the proteomics projects in Rockville. The Company has transferred its diagnostic lung cancer program to its Alameda, California facility and completed the closure of its Rockville facility at the end of October 2009.

The Company expects to record a total net charge of $1.0 million in its Corporate segment relating to the closure of its Rockville facility. Severance costs of $0.7 million were recorded in employee-related charges, asset impairments and other in the Condensed Consolidated Statements of Operations for the nine months ended September 26, 2009. No severance costs related to the closure were recorded for the three months ended September 26, 2009. Property-related costs of $0.3 million, offset by a gain on the sale of equipment of $0.3 million, were recorded in employee-related charges, asset impairments and other in the Condensed Consolidated Statements of Operations for the three and nine months ended September 26, 2009. Remaining property-related costs of $0.3 million are expected to be incurred during the fourth quarter of 2009. The property-related costs represent the estimated cost of excess lease space less estimated future sublease income for the facility. The remaining cash expenditures of $0.6 million for the excess lease space charge are expected to be paid through April 2010.

For the nine months ended September 27, 2008, Celera recorded pre-tax charges of $1.3 million in employee-related charges, asset impairments and other in the Condensed Consolidated Statements of Operations for severance costs for approximately 30 employees. Costs of $0.8 million and $0.5 million, respectively, were recorded in the Company’s Products and Corporate segments. This charge resulted from the realigning of the Company’s R&D resources and other activities in line with its then current business activities. All of the affected employees were notified by June 30, 2008, and terminated by the end of September 2008.

Also for the nine months ended September 27, 2008, Celera recorded excess lease charges of $0.9 million in employee-related charges, asset impairments and other in the Condensed Consolidated Statements of Operations, to reflect a reduction in the Company’s proteomic-based activities. The charge, recorded in the Company’s Corporate segment, represented the estimated cost of excess lease space less estimated future sublease income on a facility. The remaining cash expenditures of $0.2 million for the excess lease space charge are expected to be paid through April 2010.

Other

A charge of $0.5 million related to tax obligations associated with the split-off from Applied Biosystems (now Life Technologies) was recorded in employee-related charges, asset impairments and other in the Condensed Consolidated Statements of Operations for the three and nine months ended September 26, 2009.

A charge of $1.6 million related to the realization of pension costs as a result of the split-off from Applied Biosystems (now Life Technologies) was recorded in employee-related charges, asset impairments and other in the Condensed Consolidated Statements of Operations for the three and nine months ended September 27, 2008.

A charge of $3.7 million for professional fees related to the split-off from Applied Biosystems (now Life Technologies) was recorded in employee-related charges, asset impairments and other in the Condensed Consolidated Statements of Operations for the nine months ended September 27, 2008.

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

5. Net Loss per Share

Basic and diluted net loss per share has been computed for the three and nine months ended September 26, 2009 and for the three months ended September 27, 2008 using the weighted average number of common shares outstanding for each period.

Net loss per share has been calculated for the nine months ended September 27, 2008 to reflect the capital structure of Celera subsequent to the split-off date. Basic and diluted net loss per share has been computed by dividing the net loss for the nine months ended September 27, 2008 by the weighted average number of shares of Applera Corporation – Celera Group Common Stock outstanding for the six months ended June 30, 2008 and Celera Corporation common stock outstanding for the three months ended September 27, 2008.

Restricted stock unit awards and stock options to acquire 6.0 million and 7.1 million shares of common stock at September 26, 2009 and at September 27, 2008, respectively, have been excluded from the computations of diluted net loss per share because their effect would have been anti-dilutive.

6. Investments

All short-term investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported as a component of stockholders’ equity in the Condensed Consolidated Statements of Financial Position. The fair value of short-term investments and unrealized gains and losses at September 26, 2009 and December 27, 2008 were as follows:

	At September 26, 2009
(Dollar amounts in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$36.2	$0.3	$—	$36.5
U.S. government agency securities (a)	57.1	0.7	—	57.8
Non-U.S. government agency securities	30.6	0.1	—	30.7
Corporate bonds	105.7	0.9	(0.4)	106.2
Asset-backed securities	15.8	0.3	—	16.1

Total short-term investments	$245.4	$2.3	$(0.4)	$247.3

(a)	U.S. government agency securities include corporate bonds that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).

	At December 27, 2008
(Dollar amounts in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$16.6	$0.2	$—	$16.8
U.S. government agency securities	50.7	0.8	—	51.5
Non-U.S. government agency securities	0.6	—	—	0.6
Corporate bonds	140.3	0.2	(6.1)	134.4
Asset-backed securities	36.3	—	(1.6)	34.7
Certificates of deposit	6.5	—	—	6.5

Total short-term investments	$251.0	$1.2	$(7.7)	$244.5

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The realized gains and losses associated with short-term investments for the three and nine months ended September 26, 2009 and September 27, 2008 were as follows:

	Three Months Ended		Nine Months Ended
(Dollar amounts in millions)	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Realized gains on investments	$0.2	$—	$0.3	$0.6
Realized losses on investments	(0.1)	(3.2)	(0.2)	(3.7)

The following tables show the fair value and the gross unrealized losses for investments that were in an unrealized loss position at September 26, 2009 and December 27, 2008 aggregated by category and by the length of time that the individual securities have been in a continuous loss position.

	At September 26, 2009
	Less Than 12 Months		12 Months or Greater		Total
(Dollar amounts in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$—	$—	$42.1	$(0.4)	$42.1	$(0.4)

	At December 27, 2008
	Less Than 12 Months		12 Months or Greater		Total
(Dollar amounts in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$41.5	$(1.9)	$72.5	$(4.2)	$114.0	$(6.1)
Asset-backed securities	25.8	(1.2)	4.6	(0.4)	30.4	(1.6)

Total	$67.3	$(3.1)	$77.1	$(4.6)	$144.4	$(7.7)

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

The Company evaluated its short-term investment portfolio and concluded that there had been no decline in market value at September 26, 2009 that was considered to be other-than-temporary, except for one investment that was sold subsequent to September 26, 2009 for a loss of $0.1 million. The unrealized loss related to this investment was considered to be other-than-temporary and was recorded in interest income, net in the Condensed Consolidated Statements of Operations for the three and nine months ended September 26, 2009.

Total unrealized losses of $0.4 million in the investment portfolio at September 26, 2009 were due to market movements and fluctuations in interest rates and have been recorded in accumulated other comprehensive income (loss) in the Condensed Consolidated Statements of Financial Position. Management does not believe the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of September 26, 2009. At that date, the Company had no intention to sell these investments and believes it is more-likely-than-not that it will not be required to sell these investments before recovery of their amortized cost basis.

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes the contractual maturities of available-for-sale securities at September 26, 2009:

(Dollar amounts in millions)	At September 26, 2009
Less than one year	$112.1
Due in one-to-two years	60.6
Due in two-to-five years	74.6

Total	$247.3

Securities classified as trading totaling $7.1 million at September 26, 2009 and $6.2 million at December 27, 2008, have been recorded at fair value with realized and unrealized gains and losses included in net loss in the Condensed Consolidated Statements of Operations. These securities, representing the deferred compensation and excess savings plan assets, are recorded in prepaid expenses and other current assets in the Condensed Consolidated Statements of Financial Position. Included in net loss are unrealized net holding gains of $0.4 million and $0.8 million for the three and nine months ended September 26, 2009, respectively. As a result of the split-off from Applied Biosystems (now Life Technologies), the Company is unable to determine the realized and unrealized gains and losses arising in the three and nine months ended September 27, 2008.

Minority equity investments classified as available-for-sale totaling $2.0 million at September 26, 2009 and $0.9 million at December 27, 2008, are included in other long-term assets in the Condensed Consolidated Statements of Financial Position. These investments are carried at fair value with unrealized gains and losses reported as a component of stockholders’ equity in the Condensed Consolidated Statements of Financial Position. Net unrealized holding gains of $0.6 million and $1.1 million for the three and nine months ended September 26, 2009, respectively, and $0.2 million and $0.8 million, net of $1.6 million reclassified to realized loss, for the three and nine months ended September 27, 2008, respectively, are included in comprehensive loss.

7. Fair Value of Financial Instruments

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, the FASB established a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table sets forth the Company’s financial assets that were accounted for at fair value at September 26, 2009:

		Fair Value at September 26, 2009 Using
(Dollar amounts in millions)	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$36.5	$36.5	$—	$—
U.S. government agency securities (a)	57.8	—	57.8	—
Non-U.S. government securities	30.7	—	30.7	—
Corporate bonds	106.2	—	106.2	—
Asset-backed securities	16.1	—	16.1	—

Short-term investments	247.3	36.5	210.8	—
Cash equivalents	66.1	66.1	—	—
Publicly traded common stock	2.0	2.0	—	—
Deferred compensation and excess savings plan assets	7.1	7.1	—	—

Total assets measured at fair value	$322.5	$111.7	$210.8	$—

(a)	U.S. government agency securities include corporate bonds that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).

Cash equivalents typically consist of money market funds and instruments with remaining maturities of three months or less at the date of purchase. Publicly traded common stock represents minority equity investments which are included in other long-term assets in the Condensed Consolidated Statements of Financial Position. Deferred compensation and excess savings plan assets, totaling $7.1 million at September 26, 2009, have been classified as trading and have been recorded at fair value with realized and unrealized gains and losses included in net loss. These assets are included in prepaid expenses and other current assets in the Condensed Consolidated Statements of Financial Position. The related deferred compensation liability is recorded at fair value in other long-term liabilities in the Condensed Consolidated Statements of Financial Position. Changes in fair value are recorded in net loss where they offset the gains and losses recorded for the related assets.

8. Inventories

Inventories, net at September 26, 2009 and December 27, 2008 included the following components:

(Dollar amounts in millions)	At September 26, 2009	At December 27, 2008
Raw materials and supplies	$1.7	$3.9
Work-in-process	1.8	1.1
Finished products	2.6	2.5

Inventories, net	$6.1	$7.5

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

9. Goodwill

The gross carrying amount of goodwill in each of the Company’s reporting units at September 26, 2009 was as follows:

(Dollar amounts in millions)	At September 26, 2009
Reportable Segment
Lab Services	$103.0
Products	11.0
Corporate	2.3

Total	$116.3

There has been no change to the goodwill balance since December 27, 2008.

The Company performs a goodwill impairment analysis using the two-step method on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company completed its annual impairment analysis during the fourth quarter of 2008 and determined that no goodwill impairment existed as of the date of that analysis. During the second quarter of 2009, the Company reduced its 2009 forecasted financial results due to a combination of factors, including broad economic pressures and the effects of changing business conditions. The Company considered this reduction in its forecast to be an impairment indicator requiring an interim goodwill impairment test to be performed as of June 27, 2009 for each of its reporting units, which the Company has determined to be consistent with its operating segments.

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

Based on the results of step one of the impairment tests, the Company determined that the fair value of each reporting unit at June 27, 2009 exceeded its carrying value, and therefore, the second step of the impairment test was not required to be performed and no goodwill impairment was recognized.

The Company has not performed an additional goodwill impairment test at September 26, 2009. The Company will continue to test goodwill for impairment on an annual basis and in each reporting period in which indicators, or potential indicators, of impairment are present.

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

10. Intangible and Other Long-Lived Assets

Changes in the gross carrying amount and accumulated amortization of intangible assets at September 26, 2009 were as follows:

	Gross Carrying Amount
(Dollar amounts in millions)	At September 26, 2009	Impairment Charges	Additions	At December 27, 2008
Amortized intangible assets:
Customer relationships	$85.2	$—	$—	$85.2
Acquired technology	17.6	—	—	17.6
Patents and licenses	13.4	—	10.7	2.7
Other	0.9	—	—	0.9

Total amortized intangible assets	117.1	—	10.7	106.4
Unamortized intangible assets:
Trade names	7.8	15.7	—	23.5

Total	$124.9	$15.7	$10.7	$129.9

	Weighted Average Life	Accumulated Amortization
(Dollar amounts in millions)		At September 26, 2009	Additions	At December 27, 2008
Amortized intangible assets:
Customer relationships	13	$15.2	$5.9	$9.3
Acquired technology	8	4.3	1.6	2.7
Patents and licenses	8	0.9	0.4	0.5
Other	5	0.4	0.2	0.2

Total amortized intangible assets		20.8	8.1	12.7
Unamortized intangible assets:
Trade names		—	—	—

Total		$20.8	$8.1	$12.7

In connection with the acquisitions of BHL and Atria Genetics, Inc. (Atria) in October 2007, trade names were acquired that were determined to be indefinitely lived. The Company conducts an impairment analysis for indefinite lived intangible assets during the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that an asset may be impaired.

As a result of the impairment indicators described in Note 9, the Company evaluated its trade names for impairment at June 27, 2009 using the relief from royalty method. It was determined that the carrying values of the trade names exceeded their fair values and the Company recorded impairment charges for the second quarter of 2009 in its Corporate segment of $14.9 million for the BHL trade name and of $0.8 million for the Atria trade name. A total charge of $15.7 million was recorded in impairment of intangible assets in the Condensed Consolidated Statements of Operations for the nine months ended September 26, 2009. Significant judgments inherent in this analysis included assumptions regarding appropriate revenue growth rates, discount rates and royalty rates. Recording the impairment charge in the Corporate segment is consistent with the financial information provided to the Company’s chief operating decision maker.

The Company reviews long-lived assets, including its intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of long-lived assets

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

The Company has not performed an additional impairment test of its long-lived assets or its indefinite lived intangible assets at September 26, 2009. The Company will continue to test these assets for impairment in each reporting period in which indicators, or potential indicators, of impairment are present.

In April 2009, the Company entered into patent license agreements with deCODE genetics, Inc. (deCODE) and Perlegen Sciences, Inc. (Perlegen) under which deCODE and Perlegen granted the Company licenses to certain genetic markers. The Company paid total fees for the licenses of $10.3 million which have been capitalized to patents and licenses in the Condensed Consolidated Statement of Financial Position at September 26, 2009.

Aggregate intangible asset amortization expense was $8.1 million for the nine months ended September 26, 2009, of which $7.7 million related to acquisition-related intangible assets and is recorded in amortization of purchased intangible assets in the Condensed Consolidated Statements of Operations. The amortization of patents and licenses is recorded in cost of sales in the Condensed Consolidated Statements of Operations.

11. Other Balance Sheet Accounts

The following table summarizes the major components of selected accounts in the Condensed Consolidated Statements of Financial Position:

(Dollar amounts in millions)	At September 26, 2009	At December 27, 2008
Other long-term assets:
Receivable from Abbott (a)	$25.5	$24.8
Other	2.5	1.5

Other long-term assets	$28.0	$26.3

Other long-term liabilities:
Deferred compensation	$7.1	$6.2
Deferred tax liability	5.8	15.7
Other	2.4	3.3

Other long-term liabilities	$15.3	$25.2

(a)	Following the termination of the Abbott strategic alliance effective October 1, 2008, the Company’s total net investment in the alliance at December 27, 2008 was converted to a long-term receivable of $24.8 million from Abbott. The receivable from Abbott at September 27, 2009 includes $0.7 million accretion of discount.

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

12. Share-Based Compensation

The Company estimates the fair value of stock-based payment awards on the date of grant using the Black-Scholes pricing model, which is affected by the Company’s stock price as well as other assumptions. Forfeitures are estimated such that the Company only recognizes expense for those shares expected to vest, and adjustments are made if actual forfeitures differ from those estimates.

For the three and nine months ended September 26, 2009, 882,000 and 1,240,000 options, respectively, were granted to employees under the Celera Corporation 2008 Stock Incentive Plan. The fair value of the options granted was estimated using the following average assumptions:

	Three Months Ended September 26, 2009	Nine Months Ended September 26, 2009
Expected option term in years	5.0	5.0
Volatility	51.3%	50.6%
Risk-free interest rate	2.7%	2.5%
Expected dividends	0.0%	0.0%
Weighted average fair value per option granted	$2.93	$3.17

Share-based compensation expense for the three months ended September 26, 2009 and September 27, 2008 was $1.0 million and $1.4 million, respectively. Share-based compensation expense for the nine months ended September 26, 2009 and September 27, 2008 was $2.6 million and $5.5 million, respectively.

13. Income Taxes

Benefit for income taxes of $0.1 million and $6.3 million was recorded for the three and nine months ended September 26, 2009, respectively. The benefit for the nine months ended September 26, 2009 was primarily the result of a reduction in a deferred tax liability associated with the trade names that were impaired during the second quarter of 2009, partially offset by an increase in the valuation allowance for state deferred tax assets. Provision for income taxes of less than $0.1 million and $95.1 million was recorded for the three and nine months ended September 27, 2008, respectively. The provision for the nine months ended September 27, 2008 was primarily due to a valuation allowance recorded against deferred tax assets.

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

An arbitration proceeding is currently pending between Applied Biosystems (now Life Technologies) and the Cornell Research Foundation (CRF) as a result of CRF’s allegations of breach of an exclusive license agreement by Applied Biosystems (now Life Technologies). CRF has alleged, among other things, that past royalties are owed on certain Celera products, and that Applied Biosystems (now Life Technologies) granted an unauthorized sublicense to a third party. Celera may be required to indemnify Applied Biosystems (now Life Technologies) for damages and costs if the alleged violations are proven by CRF under the exclusive license agreement and then determined to be Celera’s liabilities under the separation agreement. There can be no assurance on the outcome of this matter.

On May 15, 2008, Celera received a letter from the National Institutes of Health, or NIH, following up on previous correspondence and discussions and requesting that Celera enter into a license agreement with the NIH for its U.S. Patent No. 5,252,477 in connection with Celera’s ViroSeq HIV-1 Genotyping System, and that Celera pay royalties in respect of all of its past sales of this product

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(which NIH alleged to be approximately $1.9 million), and in respect of future sales of this product. Although Celera has had discussions with the NIH on this matter, Celera continues to believe that the NIH’s patent is not applicable to its ViroSeq HIV-1 Genotyping System and that the NIH is not entitled to any royalties from the sale of this product.

The Company recorded a charge of $1.0 million in litigation-related charge and legal settlement in the Condensed Consolidated Statements of Operations for the three and nine months ended September 26, 2009 related to the expected outcome of certain legal proceedings described above. The recorded charge represents management’s best estimate at this time.

The Company recorded a $1.1 million gain in litigation-related charge and legal settlement in the Condensed Consolidated Statements of Operations for the nine months ended September 27, 2008 related to the settlement of a litigation matter associated with its former Online/Information Business, an information products and services business.

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

15. Comprehensive Loss

The components of comprehensive loss for the three and nine months ended September 26, 2009 and September 27, 2008, net of any related tax effects, are as follows:

	Three Months Ended		Nine Months Ended
(Dollar amounts in millions)	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Net loss	$7.4	$7.0	$40.5	$118.5
Other comprehensive income (loss):
Unrealized gain on minority equity investments	0.6	0.2	1.1	2.4
Unrealized gain (loss) on short-term investments	1.7	(5.5)	8.5	(6.5)
Termination of pension plan	—	1.6	—	1.6

Comprehensive loss	$5.1	$10.7	$30.9	$121.0

16. Segment Information

Business Segments

Celera operates primarily in the U.S. through three reporting segments, a clinical laboratory testing service business (Lab Services), a products business (Products), and a segment that includes other activities under corporate management (Corporate). The Lab Services business, conducted through BHL, offers a broad portfolio of clinical laboratory tests and disease management services designed to help healthcare providers improve cardiovascular disease treatment regimens for their patients. The Products business develops, manufactures and oversees the commercialization of molecular diagnostic products. The Corporate segment includes revenues for royalties, licenses, collaborations and milestones related to the licensing of certain intellectual property and from Celera’s former small molecule and proteomic programs. The Corporate segment also includes corporate and shared general and administrative functions, and centrally managed research and business development activities. Also included in the Corporate segment is the amortization and impairment of purchased intangible assets.

Costs and expenses for the Lab Services segment and the Products segment reflect direct costs attributable to those segments and an allocation of certain shared services related to information technology, human resources, facilities and other services. These costs have been allocated primarily based on head count. All other centralized corporate and shared administrative costs are reflected in the Corporate segment. Prior to the termination of the Abbott strategic alliance agreement on October 1, 2008, certain administrative costs were allocated to the Products segment to the extent agreed to under the alliance agreement.

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The above items included in the respective reporting segments are consistent with the financial information provided to the Company’s chief operating decision maker.

The following table provides information concerning the segments for the three and nine months ended September 26, 2009 and September 27, 2008:

(Dollar amounts in millions)	Lab Services	Products	Corporate	Total
Three months ended September 26, 2009
Net revenues	$24.2	$10.0	$5.8	$40.0

Operating (loss) income	(1.5)	0.4	(7.7)	(8.8)
Interest income, net	—	—	1.4	1.4

(Loss) income before income taxes	$(1.5)	$0.4	$(6.3)	$(7.4)

Total assets	$203.5	$83.9	$348.6	$636.0
Depreciation and amortization	0.6	0.2	3.2	4.0

Three months ended September 27, 2008
Net revenues	$30.1	$10.5	$5.2	$45.8

Operating income (loss)	2.8	0.2	(9.3)	(6.3)
Loss on investments, net	—	—	(3.2)	(3.2)
Interest income, net	—	—	2.5	2.5

Income (loss) before income taxes	$2.8	$0.2	$(10.0)	$(7.0)

Total assets	$244.3	$79.8	$345.4	$669.5
Depreciation and amortization	0.7	0.3	3.1	4.1

Nine months ended September 26, 2009
Net revenues	$77.9	$30.1	$19.1	$127.1

Operating (loss) income	(17.5)	2.2	(36.7)	(52.0)
Interest income, net	—	—	5.2	5.2

(Loss) income before income taxes	$(17.5)	$2.2	$(31.5)	$(46.8)

Depreciation and amortization	$1.9	$0.6	$9.7	$12.2

Nine months ended September 27, 2008
Net revenues	$78.2	$28.9	$20.9	$128.0

Operating income (loss)	3.8	(3.9)	(25.8)	(25.9)
Loss on investments, net	—	—	(6.3)	(6.3)
Interest income, net	—	—	8.6	8.6
Other income, net	—	—	0.1	0.1

Income (loss) before income taxes	$3.8	$(3.9)	$(23.4)	$(23.5)

Depreciation and amortization	$2.2	$0.9	$8.8	$11.9

Prior periods have been revised to reflect sales made at cost to the Lab Services segment from the Products segment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following management’s discussion and analysis is to provide an overview of the business of Celera to help facilitate an understanding of significant factors influencing our historical operating results, financial condition, and liquidity and also to convey our expectations of the potential impact of known trends, events, or uncertainties that may impact our future results.

The following should be read in conjunction with our audited consolidated financial statements and related notes included in our Transition Report on Form 10-KT filed with the U.S. Securities and Exchange Commission (SEC) on March 25, 2009. Historical results and percentage relationships are not necessarily indicative of operating results for future periods.

Business Overview

We are a healthcare business focusing on the integration of genetic testing into routine clinical care through a combination of products and services incorporating proprietary discoveries. We are organized into three reporting segments: a clinical laboratory testing service business (Lab Services); a products business (Products); and a segment that includes other activities under corporate management (Corporate). Our Lab Services business, conducted through Berkeley HeartLab, Inc. (BHL), offers a broad portfolio of clinical laboratory tests and disease management services designed to help healthcare providers improve cardiovascular disease treatment regimens for patients. Our Products business develops, manufactures, and oversees the commercialization of molecular diagnostic products. Most of this business is conducted through distribution and royalty agreements with Abbott Molecular, a subsidiary of Abbott Laboratories. Our Corporate segment includes revenues from royalties, licenses, funded collaborations and milestones related to the licensing of certain intellectual property and from our former small molecule and proteomic programs.

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

In November 2008, Applied Biosystems merged with Invitrogen Corporation to form a new company, Life Technologies Corporation (Life Technologies).

Prior to the split-off, we received substantial administrative services and management from Applied Biosystems (now Life Technologies), and engaged in some related-party transactions with Applied Biosystems (now Life Technologies). We also benefited from free access to all of Applied Biosystems’ (now Life Technologies’) technology and know-how, and license agreements that Applied Biosystems (now Life Technologies) had entered into with third parties related to intellectual property.

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

The discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto for the six month transition period ended December 27, 2008 included in our Transition Report on Form 10-KT filed with the SEC on March 25, 2009.

Business Developments

In October 2009, BHL entered into collaborative agreements with Geisinger Medical Center and Proven Diagnostics, a clinical laboratory service recently launched by Geisinger Health System. Proven Diagnostics will provide select diagnostic tools from BHL’s menu of proprietary cardiovascular tests and services.

In October 2009, BHL launched a laboratory developed test that identifies a variant in the LPA gene.

In October 2009, we entered into non-exclusive intellectual property license agreements with three laboratory partners to enable them to develop, offer and market a KIF6 test. The Institute for Medical Diagnostics in Berlin, Bonn Medical Laboratories in Bonn, and Synlab Laboratory Services in Heidelburg are each expected to start offering and marketing a KIF6 test in early 2010.

In September 2009, we entered into a research collaboration with Medco to evaluate whether testing for KIF6 increases patient adherence with statin therapy. As part of this collaboration, a prospective, randomized, open-label, multi-center study (AKROBATS, or Additional KIF6 Risk Offers Better Adherence to Statins) will be conducted over 18 months to address the primary question of whether patient adherence with newly prescribed statin therapy is higher in those patients tested for KIF6 status than in those who are not offered the test.

In July 2009, we implemented cost-saving measures, which included a restructuring program to reduce headcount by approximately 90 full-time positions nationally, or 14% of the workforce. This included a major redeployment of resources at BHL as we realigned our disease management program to a model focused on web and telephone support, which we expect to be more efficient.

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

Testing for Impairment

Goodwill

We perform a goodwill impairment analysis using the two-step method on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our annual impairment analysis during the fourth quarter of 2008 and determined that no goodwill impairment existed as of the date of that analysis. During the second quarter of 2009, we reduced our 2009 forecasted financial results due to a combination of factors, including broad economic pressures and the effects of changing business conditions. We considered this reduction in our forecast to be an impairment indicator requiring an interim goodwill impairment test to be performed as of June 27, 2009 for each of our reporting units, which we have determined to be consistent with our operating segments.

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

Based on the results of step one of the impairment tests, we determined that the fair value of each reporting unit at June 27, 2009 exceeded its carrying value, and therefore, the second step of the impairment test was not required to be performed and no goodwill impairment was recognized.

We have not performed an additional goodwill impairment test at September 26, 2009. We will continue to test goodwill for impairment on an annual basis and in each reporting period in which indicators, or potential indicators, of impairment are present.

Intangible and Other Long-Lived Assets

In connection with the acquisitions of BHL and Atria Genetics, Inc. (Atria) in October 2007, trade names were acquired that were determined to be indefinitely lived. An impairment analysis for indefinite lived intangible assets is conducted during the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that an asset may be impaired.

As a result of the impairment indicators described above, we evaluated trade names for impairment at June 27, 2009 using the relief from royalty method. It was determined that the carrying values of the trade names exceeded their fair values and we recorded pre-tax non-cash impairment charges for the second quarter of 2009 in our Corporate segment of $14.9 million for the BHL trade name and of $0.8 million for the Atria trade name. A total charge of $15.7 million was recorded in impairment of intangible assets in our Condensed Consolidated Statements of Operations for the nine months ended September 26, 2009. Significant judgments inherent in our analysis included assumptions regarding appropriate revenue growth rates, discount rates and royalty rates.

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

We have not performed an additional impairment test of our long-lived assets or our indefinite lived intangible assets at September 26, 2009. We will continue to test these assets for impairment in each reporting period in which indicators, or potential indicators, of impairment are present.

Results of Operations

Three Months Ended September 26, 2009 Compared to Three Months Ended September 27, 2008

The following discussion and analysis relates to our results of operations for the three months ended September 26, 2009 and September 27, 2008. The selected financial information contained in the table below should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes.

	Three Months Ended		% Change
(Dollar amounts in millions)	September 26, 2009	September 27, 2008
Net revenues	$40.0	$45.8	(13)%
Cost of sales	12.7	14.6	(13)%

Gross margin	27.3	31.2	(13)%

Selling, general and administrative	22.6	25.2	(10)%
Research and development	6.2	7.9	(22)%
Amortization of purchased intangible assets	2.6	2.6	—
Employee-related charges, asset impairments and other	3.7	1.8	106%
Litigation-related charge	1.0	—	—

Operating loss	8.8	6.3	40%

Loss on investments	—	3.2	(100)%
Interest income, net	(1.4)	(2.5)	(44)%

Loss before income taxes	7.4	7.0	6%
Benefit (provision) for income taxes	—	—	—

Net loss	$7.4	$7.0	6%

Effective income tax rate	0.0%	0.0%

The following table summarizes the components of our net revenues by segment:

	Three Months Ended		% Change
(Dollar amounts in millions)	September 26, 2009	September 27, 2008
Lab Services	$24.2	$30.1	(20)%
Products	10.0	10.5	(5)%
Corporate	5.8	5.2	12%

Net revenues	$40.0	$45.8	(13)%

The following table summarizes our operating income (loss) by segment:

	Three Months Ended		% Change
(Dollar amounts in millions)	September 26, 2009	September 27, 2008
Lab Services	$(1.5)	$2.8	(154)%
Products	0.4	0.2	100%
Corporate	(7.7)	(9.3)	(17)%

Operating loss	$(8.8)	$(6.3)	40%

Revenues

Revenues from our Lab Services segment for the three months ended September 26, 2009 decreased $5.9 million compared to the three months ended September 27, 2008. The decrease was primarily due to lower reimbursement rates, reflecting the continued impact of denied tests and historical collection activities. Sample volume declined marginally compared to the three months ended September 27, 2008 due to some lost accounts as a result of changes in the delivery of disease management services, and efforts to collect receivables from patients, in addition to adverse economic conditions.

Revenues from our Products segment for the three months ended September 26, 2009 decreased by $0.5 million compared to the three months ended September 27, 2008. For the three months ended September 26, 2009, revenues were primarily from sales of Celera-manufactured products and from royalties from sales of RealTimeTM assays used on the m2000TM system from Abbott. For the three months ended September 27, 2008, revenues were recorded based on our alliance agreement with Abbott and included equalization revenues of $5.3 million. The decline in revenues was largely attributable to variations in sales volume, with the prior year quarter including a large order of Celera-manufactured products.

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

Corporate revenues, which primarily consists of royalties, licenses and milestones, increased $0.6 million for the three months ended September 26, 2009 compared to the three months ended September 27, 2008. The increase in revenue was primarily due to the inclusion of revenue from Cepheid, one of our licensees, in the third quarter of 2009, partially offset by lower revenues from other licensees. We did not recognize royalty revenue from Cepheid for the three months ended September 27, 2008 as we changed from an accrual basis to a cash basis for this license during the quarter. This change was due to external limitations in the ability to estimate the quarterly royalty revenue prior to receipt of payment.

Corporate revenues for the three months ended September 26, 2009 included licensing revenue of $1.5 million from Life Technologies related to human in-vitro diagnostics (HIVD) licenses entered into by Life Technologies during the first quarter of 2009. In January 2009, Life Technologies granted licenses to two life science companies under its patents relating to real-time technology in the HIVD field. Under our agreement with Applied Biosystems (now Life Technologies), revenues from these third-party licenses are shared between us and Applied Biosystems (now Life Technologies). The prior year quarter included licensing revenues of $2.0 million from Beckman Coulter, Inc.; the last payment under this license was received in the three months ended December 27, 2008.

Gross Margin

Gross margin for the three months ended September 26, 2009 decreased $3.9 million compared to the three months ended September 27, 2008 primarily due to a decrease in revenue from our Lab Services segment, partially offset by a decrease in material cost in our Products segment. Gross margin as a percentage of net revenues was 68% for both three month periods.

Operating Expenses

SG&A expenses decreased $2.6 million for the three months ended September 26, 2009 compared to the prior year quarter, primarily due to a $1.6 million reduction in costs in our Lab Services segment, primarily as a result of lower employee and employee-related costs, and a $1.2 million decrease in the allowance for doubtful accounts for our Lab Services segment.

Research and development expenses decreased by $1.7 million for the three months ended September 26, 2009 compared to the prior year quarter primarily due to the completion of certain discovery research projects, including reduced proteomic-based target discovery and validation related activities, and associated lower employee-related costs in our Corporate and Products segments and the termination of the strategic alliance with Abbott, effective October 1, 2008.

The amortization of purchased intangible assets for the three months ended September 26, 2009 and September 27, 2008 related to our acquisitions of BHL and Atria in October 2007.

A charge of $3.7 million was recorded in employee-related charges, asset impairments and other expenses for the three months ended September 26, 2009. The charge included $3.2 million related to the restructuring program that we announced in July 2009 and $0.5 million related to tax obligations associated with the split-off from Applied Biosystems (now Life Technologies) in July 2008. The restructuring charge included severance-related costs of $2.6 million, $1.5 million of which was related to our Lab Services segment, $0.5 million to our Products segment and $0.6 million to our Corporate segment. In addition, property-related costs of $0.6 million were recorded in our Lab Services segment. This compares to employee-related charges, asset impairments and other expenses of $1.8 million for the three months ended September 27, 2008, which included a $1.6 million charge in our Corporate segment related to the realization of pension costs as a result of the split-off from Applied Biosystems (now Life Technologies). Certain unrealized pension costs had previously been recorded in accumulated other comprehensive income, however the pension plan was terminated following the split-off from Applied Biosystems (now Life Technologies) and the unrealized pension costs of $1.6 million were charged to the Condensed Consolidated Statement of Operations. Our Lab Services segment also included severance costs of $0.3 million, partially offset by the reversal of a previous charge in our Corporate segment of $0.1 million for certain severance-related benefits associated with the restructuring of our proteomics-based activities.

We recorded a charge of $1.0 million in our Products segment for the three months ended September 26, 2009 related to the expected outcome of certain legal proceedings. The recorded charge represents management’s best estimate at this time.

Operating Income (Loss)

Our Lab Services segment had an operating loss of $1.5 million for the three months ended September 26, 2009 compared to operating income of $2.8 million for the prior year quarter. This change was primarily due to a decrease in gross margin of $5.3 million, largely attributable to a decrease in revenue, and an increase in employee-related charges, asset impairments and other expenses, partially offset by a decrease in SG&A expenses. These changes are further described above.

Our Products segment had operating income of $0.4 million for the three months ended September 26, 2009, an increase of $0.2 million compared to the prior year quarter. This change was primarily due to an increase in gross margin, largely attributable to a decrease in material cost, and a decrease in R&D expenses, partially offset by a litigation-related charge and an increase in employee-related charges, asset impairments and other expenses. These changes are further described above.

Our Corporate segment had an operating loss of $7.7 million for the three months ended September 26, 2009, a decrease of $1.6 million compared to the prior year quarter. This change was primarily due to an increase in license revenue of $0.6 million and a decrease in R&D and employee-related charges, asset impairment and other expenses. These changes are further described above.

Loss on Investments

For the three months ended September 27, 2008 we recorded a $3.2 million loss on investments for an other-than-temporary impairment of our investments in senior debt securities issued by Lehman Brothers Holdings, Inc. and Washington Mutual Bank NV. The impairment charge resulted from a number of factors, including the magnitude and duration of the decline in market value, the regulatory and economic environment, and changes in credit ratings of the issuers.

Interest Income, Net

Interest income, net for the three months ended September 26, 2009 decreased $1.1 million compared to the prior year quarter primarily due to lower interest rates. Interest income, net for the three months ended September 26, 2009 included $0.2 million of accretion of discount related to the long-term receivable from Abbott.

Benefit (Provision) for Income Taxes

We recorded a tax benefit of less than $0.1 million for the three months ended September 26, 2009 and a tax charge of less than $0.1 million for the three months ended September 27, 2008. Subsequent to the split-off from Applied Biosystems (now Life Technologies), we have established a full valuation allowance on our federal and state net deferred tax assets since we believe it is more likely than not we may not generate sufficient income, of the appropriate character, and in the particular jurisdictions, to realize the benefits.

Nine Months Ended September 26, 2009 Compared to Nine Months Ended September 27, 2008

The following discussion and analysis relates to our results of operations for the nine months ended September 26, 2009 and September 27, 2008. The selected financial information contained in the table below should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes.

	Nine Months Ended		% Change
(Dollar amounts in millions)	September 26, 2009	September 27, 2008
Net revenues	$127.1	$128.0	(1)%
Cost of sales	40.1	39.9	1%

Gross margin	87.0	88.1	(1)%

Selling, general and administrative	89.0	71.7	24%
Research and development	21.3	27.5	(23)%
Amortization of purchased intangible assets	7.7	7.6	1%
Employee-related charges, asset impairments and other	4.3	8.3	(48)%
Litigation-related charge and legal settlement	1.0	(1.1)	(191)%
Impairment of intangible assets	15.7	—	—

Operating loss	52.0	25.9	101%

Loss on investments	—	(6.3)	(100)%
Interest income, net	5.2	8.6	(40)%
Other income, net	—	0.1	(100)%

Loss before income taxes	46.8	23.5	99%
Benefit (provision) for income taxes	6.3	(95.0)	(107)%

Net loss	$40.5	$118.5	(66)%

Effective income tax rate	13.5%	(404.3)%

The following table summarizes the components of our net revenues by segment:

	Nine Months Ended		% Change
(Dollar amounts in millions)	September 26, 2009	September 27, 2008
Lab Services	$77.9	$78.2	0%
Products	30.1	28.9	4%
Corporate	19.1	20.9	(9)%

Net revenues	$127.1	$128.0	(1)%

The following table summarizes our operating income (loss) by segment:

	Nine Months Ended		% Change
(Dollar amounts in millions)	September 26, 2009	September 27, 2008
Lab Services	$(17.5)	$3.8	(561)%
Products	2.2	(3.9)	(156)%
Corporate	(36.7)	(25.8)	42%

Operating loss	$(52.0)	$(25.9)	101%

Revenues

Revenues from our Lab Services segment for the nine months ended September 26, 2009 decreased $0.3 million compared to the nine months ended September 27, 2008. The decrease was primarily due to lower reimbursement rates, reflecting the continued impact of denied tests and historical collection activities, partially offset by an overall increase in the volume of samples in the period and the launch of the blood-based KIF6 test in July 2008.

Revenues from our Products segment for the nine months ended September 26, 2009 increased $1.2 million compared to the nine months ended September 27, 2008. For the nine months ended September 26, 2009, revenues were primarily from sales of Celera-manufactured products and from royalties from sales of RealTimeTM assays used on the m2000TM system from Abbott. For the nine months ended September 27, 2008, revenues were recorded based on our alliance agreement with Abbott and included equalization revenues of $13.3 million.

Corporate revenues, which primarily consists of royalties, licenses and milestones, decreased $1.8 million for the nine months ended September 26, 2009 compared to the nine months ended September 27, 2008. The reduction in revenue was due primarily to a decrease in royalty revenue received from a licensee.

Corporate revenues for the nine months ended September 26, 2009 included licensing revenue of $5.3 million from Life Technologies related to human in vitro diagnostics licenses entered into by Life Technologies during the first quarter of 2009. In January 2009, Life Technologies granted licenses to two life science companies under its patents relating to real-time technology in the human in vitro diagnostics field. Under our agreement with Applied Biosystems (now Life Technologies), revenues from these third-party licenses are shared between us and Applied Biosystems (now Life Technologies). We expect to record a total of $8.3 million in license fees over the five quarters ending April 3, 2010 for these licenses. Revenues for the nine months ended September 26, 2009 also included $1.0 million from Pharmacyclics, Inc. related to the execution of an amendment to our 2006 licensing agreement. The nine months ended September 27, 2008 included licensing revenues of $6.0 million from Beckman Coulter, Inc.; the last payment under this license was received in the three months ended December 27, 2008.

Gross Margin

Gross margin for the nine months ended September 26, 2009 decreased $1.1 million compared to the nine months ended September 27, 2008 primarily due to a decrease in revenue from our Corporate segment and increased costs in our Lab Services segment, partially offset by increased revenue and lower costs in our Products segment. As a result, gross margin as a percentage of net revenues decreased to 68% for the nine months ended September 26, 2009 compared to 69% for the nine months ended September 27, 2008.

Operating Expenses

SG&A expenses increased by $17.3 million for the nine months ended September 26, 2009 compared to the prior year period, primarily due to a $16.8 million increase in allowance for doubtful accounts expense for our Lab Services segment. This increase in the allowance for doubtful accounts was primarily due to a provision for accounts receivable over 360 days outstanding and tests that have been denied for reimbursement. These balances were primarily due from patients. We also incurred increased SG&A costs of $1.7 million in our Lab Services segment associated primarily with the expansion of our accounts receivable collection activities and increased sales efforts and $0.6 million in our Corporate segment associated primarily with increased employee-related costs; partially offset by lower costs in our Products segments primarily related to reduced employee-related costs.

Research and development expenses decreased by $6.2 million for the nine months ended September 26, 2009 compared to the prior year period primarily due to the completion of certain discovery research projects, including reduced proteomic-based target discovery and validation related activities, and associated lower employee-related costs in our Corporate and Products segments, and the termination of the strategic alliance with Abbott.

The amortization of purchased intangible assets for the nine months ended September 26, 2009 and September 27, 2008 related to our acquisitions of BHL and Atria in October 2007.

A charge of $4.3 million was recorded in employee-related charges, asset impairments and other expenses for the nine months ended September 26, 2009 primarily related to the restructuring announced in July 2009. Costs associated with the restructuring program included severance-related costs of $2.6 million, $1.5 million of which related to our Lab Services segment, $0.5 million for our Products segment and $0.6 million for our Corporate segment. In addition, property-related costs of $0.6 million were recorded in our Lab Services segment. Our Corporate segment also included severance and related costs of $0.7 million associated with the closure of our Rockville, Maryland facility and $0.5 million related to tax costs associated with the split-off from Applied Biosystems (now Life Technologies) in July 2008. These costs were partially offset by the reversal of a previous charge of $0.1 million for certain severance-related benefits associated with employees terminated in our February 2008 restructuring action.

Employee-related charges, asset impairment and other expenses were $8.3 million for the nine months ended September 27, 2008. Our Lab Services segment included severance costs of $0.3 million, partially offset by the reversal of a previous charge in our Corporate segment of $0.1 million for certain severance-related benefits associated with the restructuring of our proteomics-based activities. Our Products segment included restructuring charges of $0.9 million related to a reduction in our proteomic-based activities and $0.4 million related to a patent infringement suit with Innogenetics N.V. Our Corporate segment included $3.7 million for professional fees related to the split-off from Applied Biosystems (now Life Technologies) and $1.6 million related to the realization of pension costs as a result of the split-off from Applied Biosystems (now Life Technologies). Our Corporate segment also included an asset impairment charge of $0.3 million and $1.3 million for severance costs resulting from the realigning of our R&D resources.

We recorded a charge of $1.0 million in our Products segment for the nine months ended September 26, 2009 related to the expected outcome of certain legal proceedings. The recorded charge represents management’s best estimate at this time.

Our Corporate segment included a gain of $1.1 million for the nine months ended September 27, 2008 related to the settlement of a litigation matter associated with our former Online/Information business, an information products and service business.

We recorded a $15.7 million non-cash charge for the nine months ended September 26, 2009 in our Corporate segment for the impairment of intangible assets relating to the trade names of BHL and Atria.

Operating Income (Loss)

Our Lab Services segment had an operating loss of $17.5 million for the nine months ended September 26, 2009 compared to operating income of $3.8 million for the nine months ended September 27, 2008. This change was primarily due to an increase in allowance for doubtful accounts expense, increased employee-related charges, asset impairments and other expenses and a decrease in gross margin, caused by a decrease in revenue and an increase in cost of sales. These changes are further described above.

Our Products segment had operating income of $2.2 million for the nine months ended September 26, 2009 compared to an operating loss of $3.9 million for the nine months ended September 27, 2008. This change was due to an increase in gross margin, primarily as a result of increased revenues, and a decrease in SG&A and R&D expenses, partially offset by a litigation related charge of $1.0 million recorded in the nine months ended September 26, 2009. These changes are further described above.

The operating loss for our Corporate segment was $36.7 million for the nine months ended September 26, 2009 compared to $25.8 million for the nine months ended September 27, 2008. This change was primarily due to a $15.7 million non-cash impairment charge recorded for the nine months ended September 26, 2009 related to our indefinite-lived intangible assets, a gain of $1.1 million for the nine months ended September 27, 2008 related to the settlement of a litigation matter associated with our former Online/Information business, and a decrease in revenues of $1.8 million, partially offset by a decrease in R&D and employee-related charges, asset impairments and other expenses. These changes are further described above.

Loss on Investments

We recorded a loss on investments of $6.3 million for the nine months ended September 27, 2008, consisting of $3.1 million for an other-than-temporary impairment of a minority equity investment and $3.2 million for an other-than-temporary impairment of our investments in senior debt securities issued by Lehman Brothers Holdings, Inc. and Washington Mutual Bank NV.

Interest Income, Net

Interest income, net for the nine months ended September 26, 2009 decreased $3.4 million compared to the prior year period primarily due to lower interest rates combined with lower average balances of cash and cash equivalents and short-term investments. Interest income, net for the nine months ended September 26, 2009 included $0.7 million of accretion of discount related to the long-term receivable from Abbott.

Benefit (Provision) for Income Taxes

We recorded a tax benefit of $6.3 million for the nine months ended September 26, 2009. This benefit was primarily the result of a reduction in a deferred tax liability associated with the intangible asset impairment charge referred to above, partially offset by an increase in our valuation allowance for state deferred tax assets. A tax charge of $95.0 million was recorded for the nine months ended September 27, 2008 primarily due to a valuation allowance recorded against deferred tax assets. Subsequent to the split-off from Applied Biosystems (now Life Technologies), we have established a full valuation allowance on our federal and state net deferred tax assets since we believe it is more likely than not we may not generate sufficient income, of the appropriate character, and in the particular jurisdictions, to realize the benefits.

Discussion of Financial Resources and Liquidity

We had cash, cash equivalents and short-term investments of $321.0 million at September 26, 2009 and $316.5 million at December 27, 2008. We believe that existing funds are adequate to satisfy our normal operating cash flow needs and planned capital expenditures for at least the next twelve months.

We do not have a revolving credit agreement in place, although we may establish such a facility in the future.

The following table summarizes the components of our financial resources at September 26, 2009 and December 27, 2008:

(Dollar amounts in millions)	At September 26, 2009	At December 27, 2008
Cash and cash equivalents	$73.7	$72.0
Short-term investments	247.3	244.5

Total cash and cash equivalents and short-term investments	$321.0	$316.5

Total debt	$—	$0.1

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

The overall increase of cash, cash equivalents and short-term investments for the nine months ended September 26, 2009 was primarily due to $7.2 million of proceeds received from the exercise of stock options, a net increase of $7.5 million in the value of securities within our short-term investment portfolio, and $3.5 million of cash provided by operating activities, partially offset by the purchase of intangible assets of $10.7 million and additions to property, plant and equipment of $3.0 million.

Net cash flows for the nine months ended September 26, 2009 were as follows:

	Nine Months Ended
(Dollar amounts in millions)	September 26, 2009	September 27, 2008
Net cash provided (used) by operating activities	$3.5	$(18.3)
Net cash (used) provided by investing activities	(9.0)	10.9
Net cash provided by financing activities	7.2	6.9

Net change in cash and cash equivalents	$1.7	$(0.5)

Operating activities

For the nine months ended September 26, 2009, net cash provided by operating activities of $3.5 million consisted of income-related cash flow of $14.6 million, offset by changes in operating assets and liabilities of $11.1 million. Income-related cash flow represents the net loss for the period adjusted for non-cash charges related to depreciation and amortization, impairment of intangible assets, non-cash interest income, allowance for doubtful accounts, employee-related charges, asset impairments and other, share-based compensation, deferred income taxes, loss (gain) on disposal of assets, amortization of premium on purchase of investments and non-reimbursable utilization of tax benefits by Applied Biosystems (now Life Technologies).

The changes in operating assets and liabilities for the nine months ended September 26, 2009 were due to an increase of $11.4 million in accounts receivable primarily attributable to our Lab Services segment, a decrease of $1.5 million in accounts payable and other liabilities due primarily to the timing of payments, an increase in prepaid expenses and other assets of $0.4 million, partially offset by a decrease in net inventories of $2.1 million, primarily in our Products segment.

For the nine months ended September 27, 2008, net cash used by operating activities of $18.3 million consisted of changes in operating assets and liabilities of $28.4 million, partially offset by income-related cash flow of $10.1 million. The changes in operating assets and liabilities were due to an increase of $25.3 million in accounts receivable primarily due to slower collections at our Lab Services segment; a decrease of $12.6 million in accounts payable and other liabilities primarily due to the settlement of a patent infringement suit, payments relating to the split-off from Applied Biosystems (now Life Technologies) and the timing of other payments; partially offset by a decrease of $6.6 million in prepaid expenses; and a decrease in net inventories of $2.9 million, primarily in our Products segment.

Investing activities

The net cash used by investing activities of $9.0 million for the nine months ended September 26, 2009 was primarily caused by the purchase of intangible assets of $10.7 million, including $10.3 million for the acquisition of patent licenses from deCODE genetics, Inc. and Perlegen Sciences, Inc., and additions to property, plant and equipment of $3.0 million, net of disposal proceeds of $0.4 million. Additions to property, plant and equipment included $1.3 million for leasehold improvements, $1.8 million for the purchase of machinery and equipment and $0.3 million for the purchase of software licenses. This was partially offset by proceeds from the maturity and sale of available-for-sale investments exceeding the purchases of available-for-sale investments by $4.7 million.

For the nine months ended September 27, 2008, the net cash provided by investing activities of $10.9 million was due primarily to proceeds from the maturity and sale of available-for-sale investments exceeding the purchase of available-for-sale investments by $17.9 million. This was partially offset by the purchase of intangible assets of $2.0 million, investment of $0.7 million in the alliance with Abbott and additions to property, plant and equipment, net of $4.3 million, which included $2.1 million for leasehold improvements and $2.2 million for the purchase of machinery and equipment.

Financing activities

The net cash provided by financing activities of $7.2 million and $6.9 million for the nine months ended September 26, 2009 and September 27, 2008, respectively, related primarily to proceeds from the issuance of stock upon the exercise of stock options.

Trends and Uncertainties That May Impact Future Results of Operations

Recent global market and economic conditions have been unprecedented and challenging, with tight credit conditions and recession in most major economies. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide, credit or funding to businesses and consumers. These factors have led to a decrease in spending by businesses and consumers alike, and a corresponding decrease in global infrastructure spending. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business and consumer spending may continue to affect our liquidity and financial condition, and the liquidity and financial condition of our customers.

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

At September 26, 2009 and December 27, 2008, we had no off-balance sheet arrangements or obligations.

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

We manage our interest rate risk by maintaining an investment portfolio generally consisting of debt instruments of high credit quality and relatively short maturities. As of September 26, 2009, our cash, cash equivalents and short-term investments were invested in a diversified, liquid portfolio of corporate bonds, treasury and agency securities, as well as asset-backed securities and money market instruments.

To provide an assessment of the interest rate risk associated with our investment portfolio, we considered the volatility of interest rates experienced in prior years as well as the duration of the holdings in our portfolio. We determined that it is reasonably possible that an adverse change of 100 basis points (1.0%) could be experienced in the near term. A hypothetical 1.0% increase in interest rates would result in a decrease in the fair value of our portfolio of $2.4 million. This loss would only be realized if these investments were sold prior to maturity. The decline reflects only the direct impact of the change in interest rates. Other market fluctuations, such as changes in credit risk, could result in additional declines in the value of our investment portfolio.

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

Disclosure Controls and Procedures

We are responsible for maintaining disclosure controls and procedures, as defined by the SEC in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of the three months ended September 26, 2009, the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of such period, our disclosure controls and procedures were effective, at the reasonable assurance level.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 26, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Payment practices by third-party payors where we are out-of-network can harm our operating results and financial condition.

A large portion of BHL’s clinical laboratory non-Medicare fee-for-service testing business is currently reimbursed by non-governmental third-party payors on an out-of-network, non-participating basis. This means that BHL does not have contracted reimbursement rates with these companies. Blue Cross/Blue Shield and its related entities are the most significant payors of our services with whom we are out-of-network. During the third quarter of 2009, Blue Cross/Blue Shield resumed sending payment for our services to their beneficiaries instead of us in all states where we conduct business, except for Alabama where we have secured an in-network contract. As a result of this practice, we, in-turn, must then seek to collect both the non-contractual payor’s receivables and the patient’s receivables from these beneficiaries. This increases the length of time it takes for us to collect a receivable and reduces the probability of collecting the full amount due. Though we have implemented programs aimed at improving our collections, there can be no assurance that these will be successful. We are in dialogue with various Blue Cross/Blue Shield entities to secure in-network contracts and/or receive payment directly from Blue Cross/Blue Shield. There can be no assurance that these contracting discussions and negotiations will be successful or completed in an expeditious manner. The amounts we are required to spend to collect monies owed to us from patients are significant and harm our operating results and financial condition.

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

The full transition to Palmetto GBA occurred effective September 2, 2008. The MAC stated methodology for consolidation and transition of Local Coverage Determinations, or LCDs, was based on the principal of “least restrictive.” A new LCD related to some of our diagnostic services was introduced as a result of the consolidation process and later retired. New LCDs may result in reductions to, delays in or denials for reimbursement for the services we offer. Additionally, the transition from a fiscal intermediary to a MAC is in an early stage and may result in delays in or denials for reimbursement that could harm our operating results and financial condition.

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

Government oversight of and attention to the healthcare industry in the United States is significant and may increase. Recently, there has been extensive public discussion of healthcare reform. While it is not possible to predict whether changes in U.S. government regulation of healthcare will occur, or the nature or impact of any such changes, our business could be adversely impacted if healthcare reform focuses on reducing healthcare costs and/or does not recognize the value and importance of diagnostic testing. For example, healthcare reform could lead to Medicare savings by way of a reduction in the laboratory fee schedule reimbursement amounts, future inflation increases to the laboratory fee schedule reimbursement amounts being reduced or eliminated, or the implementation of more restrictive medical policies for laboratory testing. Additionally, there have been recent proposals to require that Medicare beneficiaries pay co-payments for laboratory services. Currently, no such co-payments are required and this would be a substantial change requiring us to alter our billing system and allocate additional resources to our collection efforts, which may not be successful. Finally, a number of proposed healthcare reform bills have included provisions to tax clinical laboratories and manufacturers of diagnostic products. Any of these events and/or changes in laws could harm our operating results and financial condition.

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

In addition, BHL’s clinical laboratory testing services, and its associated disease monitoring, management, and educational services compete primarily with existing diagnostic, detection and monitoring technologies and disease management service companies. In particular, many clinical reference laboratories, including LabCorp, Sonic Healthcare Limited, Mayo Medical Laboratories, Quest, and other regional laboratory companies, offer clinical testing services using a traditional lipid panel test, which is simpler to perform and less expensive than BHL’s more extensive and proprietary lipid fractionation and related cardiovascular bio-marker tests, and which is widely accepted as an adequate test for assessing and managing risk of cardiovascular disease. Also, other companies, including Atherotech, Inc., Agilent Technologies, Inc., LipoScience, Inc. and Boston Heart Lab Corporation currently provide alternative methods for lipoprotein subclass analysis using different technologies than BHL’s testing services. In addition, companies, including Healthways, Inc. and LifeMasters Supported SelfCare, Inc., and internal efforts by some healthcare payors, such as United Healthcare, compete with BHL’s disease monitoring and management and lifestyle modification offerings. Many of BHL’s actual or potential competitors have longer operating histories, better name recognition and greater financial, technical, sales, marketing, and distribution capabilities than BHL has. These competitors also may have more experience in research and development, billing and collections, regulatory matters and manufacturing. Many of these companies, particularly those selling the traditional lipid panel test, offer tests or services that have been approved for third-party reimbursement. BHL’s current or potential competitors may use, or develop in the future, technologies that are superior to, or more effective than, BHL’s, which could make BHL’s tests noncompetitive or obsolete.

Failure to collect receivables, or to timely or accurately bill for our services could have a material adverse effect on our business.

We have experienced an increased aging of our accounts receivables and our allowance for doubtful accounts. A significant amount of this increase is due to some non-contracted payors sending payment for our services to their beneficiaries instead of to us, as described above. For the nine months ended September 26, 2009, our allowance for doubtful accounts was $27.7 million primarily due to the provision of BHL’s accounts receivable over 360 days old and tests that have been denied for reimbursement. These balances were primarily due from patients. Any failure to improve our collections, or a further deterioration in our receivables, will harm our operating results and financial condition.

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

Our ability to compete depends, in part, on our ability to protect our proprietary discoveries and technologies through obtaining and enforcing intellectual property rights, including patent rights, copyrights, trade secrets, and trademarks, and operating without infringing the intellectual property rights of others. Our ability to obtain patent protection for the inventions we make, including those relating to novel methods of diagnosing and/or treating diseases, is uncertain. The patentability of these and other types of biotechnology inventions involves complex factual, scientific, and legal questions. As a result, it is difficult to predict whether patents will issue or the breadth of claims that will be allowed in biotechnology patents. This may be particularly true with regard to the patenting of gene sequences, gene functions, genetic variations and methods of diagnosis of disease based on genetic variations. These types of gene patents have recently come under attack in a lawsuit filed by public interest groups. Future changes in policies or laws, or interpretations of these policies or laws, relevant to the patenting of biotechnology inventions could harm our patent position in the U.S. or other countries. Opposition to the protection of these inventions in the U.S. or other countries could result in stricter standards for obtaining or enforcing biotechnology patent rights.

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

Applied Biosystems’ (now Life Technologies’) reagent and clinical laboratory testing service business in human diagnostics was historically operated exclusively through Celera. As a result, Applied Biosystems (now Life Technologies) has not competed with us in this business, nor was it permitted to enable others to compete with us in the business by providing them access to its intellectual property, reagents, and technologies. Since the split-off, Applied Biosystems (now Life Technologies) may directly compete with us or enable others to compete with us in human diagnostics, except that for a period of three years following the split-off date, Applied Biosystems (now Life Technologies), subject to specified exceptions, is restricted in its ability to supply any reseller with capillary electrophoresis sequencers for commercialization of human diagnostic tests outside of Asia, Africa, the Middle East and South America, nor is it able to itself commercialize these tests anywhere in the world for the same three year period. In addition, Applied Biosystems (now Life Technologies) is restricted from supplying any third-party reseller with real-time instruments for use in the human in vitro diagnostics, or HIVD, field, unless the third party has obtained a license to Applied Biosystems (now Life Technologies) real-time intellectual property in the field, although the third party cannot commercialize human diagnostic tests for specified conditions on these instruments for three years following the split-off date. Competition from Applied Biosystems (now Life Technologies) in all other areas of our business may limit our success in expanding our product offerings into new areas and disease indications.

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

As of September 26, 2009, we had $116.3 million of goodwill on our balance sheet. This amount primarily represents the remaining excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At September 26, 2009, we also had $118.9 million in long-lived assets, which includes $104.2 million of intangible assets, net on our balance sheet. As a result of a combination of factors, including broad economic pressures, and the effects of changing business conditions, an interim impairment review for goodwill and long-lived assets was triggered during the three months ended June 27, 2009, resulting in a charge of $15.7 million. Our stock price, which has recently declined, is a significant factor in assessing our fair value for purposes of the goodwill impairment assessment. If our market capitalization remains below our carrying value for a sustained period, our next annual impairment review in the fourth quarter of 2009 may determine that our long-lived assets are further impaired. Valuation of our long-lived assets requires us to make assumptions about future sales prices and sales volumes for our products. These and other assumptions are used to forecast future cash flows. If actual market conditions differ or our forecasts change, we may be required to assess long-lived assets and could record an additional impairment charge. If we are required to record an additional impairment charge relating to goodwill or long-lived assets, such charges could harm our business, financial condition and results of operations.

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

The clinical laboratory testing industry is highly regulated and there can be no assurance that the regulatory environment in which we operate will not change significantly and adversely in the future. In particular, there is risk of healthcare reform or other legislative activity in the near future, which may result in changes in the regulatory or payor environment that may adversely affect our business. Areas of the regulatory environment that may affect our ability to conduct business include, without limitation:

•	federal and state laws applicable to billing and claims payment;

•	federal and state laboratory anti-mark-up laws;

•	federal and state anti-kickback laws;

•	federal and state false claims laws;

•	federal and state self-referral and financial inducement laws, including the federal physician anti-self-referral law, or the Stark Law;

•	coverage and reimbursement levels by Medicare and other governmental payors and private insurers;

•	federal and state laws governing laboratory licensing and testing, including CLIA;

•	federal and state laws governing the development, use and distribution of diagnostic medical tests known as laboratory developed tests or “LDTs”;

•	the Health Insurance Portability and Accountability Act of 1996, or HIPAA, along with the revisions to HIPAA as a result of the HITECH Act, and analogous state laws;

•	federal, state and foreign regulation of privacy, security, electronic transactions and identity theft;

•	federal, state and local laws governing the handling and disposal of medical and hazardous waste;

•	Occupational Safety and Health Administration rules and regulations; and

•	changes to other federal, state and local laws, including tax laws.

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

Our clinical laboratory testing service business is subject to HIPAA and other laws and regulations pertaining to privacy, security and identity theft.

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, and its related privacy and security regulations establish federal standards governing the use and disclosure of certain individually identifiable health information, which is referred to as protected health information, or PHI. We are also subject to state privacy and security laws that in some cases impose more stringent requirements than HIPAA and its related regulations. In addition, we must comply with the laws of other countries that regulate the transfer of healthcare data relating to citizens of those countries. HIPAA, as well as state and foreign privacy and security regulations, provide for significant fines and other penalties for the wrongful use or disclosure of PHI, including potential civil and criminal fines and penalties. Although HIPAA and the related regulations do not expressly provide for a private right of action, we also could incur damages under state and foreign laws to individuals claiming that we wrongfully used or disclosed their confidential health information or other private personal information.

In February 2009, President Obama signed into law economic stimulus legislation known as the “American Recovery and Reinvestment Act of 2009” (ARRA). Title XIII of the ARRA, also known as the Health Information Technology for Economic and Clinical Health (HITECH) Act, contains extensive revisions to HIPAA. The changes to HIPAA include new restrictions on the use of PHI without an individual’s written authorization, a new requirement to account for routine disclosures of PHI held in an electronic health record, a requirement to notify individuals of breaches to their PHI, new rights of a state attorney general to enforce HIPAA violations, extension of certain HIPAA privacy and security law provisions and penalties to business associates of covered entities, and significantly increased penalties for violations of the law. Since several of the provisions contemplate future adoption of implementing regulations, we cannot at this time determine the extent to which these changes will impact our business, or how much it will cost us to comply.

In addition, the Federal Trade Commission has instituted new requirements, called the “Red Flags Rule,” to protect consumers against identity theft and to impose obligations on certain institutions to curb identity theft. The Red Flags Rule applies to any entity that regularly defers payments for goods or services or arranges for the extension of credit, and for which there is reasonably foreseeable risk of identity theft. Entities subject to the Red Flags Rule must implement an identity theft prevention program, which must include written policies and procedures to identify and detect “red flags” of identity theft. The program must also indicate what actions will be taken when red flags are identified, and must be re-evaluated periodically to reflect new risks from identity theft. Although enforcement of the Red Flags Rule is not expected until mid-2010, our billing and collection practices could make us subject to the Red Flags Rule. To the extent we are subject to the Red Flags Rule, we do not know how much it will cost us to comply. If applicable, any failure to comply may subject us to financial penalties once enforcement of the Red Flags Rule commences.

Certain of our specialized diagnostic tests take advantage of the “laboratory developed test” exception from FDA review and any changes to the FDA’s policies with respect to this exception could adversely affect our operating results and financial condition.

A number of esoteric tests that are developed and validated internally at BHL are first offered as laboratory developed tests or “LDTs.” The FDA maintains that it has authority to regulate the development and use of LDTs as diagnostic medical devices under the Federal Food, Drug and Cosmetic Act but to date has decided not to exercise its authority with respect to most LDTs performed by high complexity CLIA-certified laboratories as a matter of enforcement discretion. A portion of BHL’s diagnostic tests are LDTs for which it has not obtained FDA premarket clearance or approval. The FDA regularly considers the application of additional regulatory controls over the sale of ASRs and the development and use of LDTs by laboratories such as ours. Further, the FDA has recently been petitioned to exercise regulatory authority over certain LDTs and to initiate enforcement action against companies that make effectiveness claims about LDTs that are without sufficient analytical and clinical support. Based on recent comments, the FDA is expected to look at the sale and use of LDTs with heightened scrutiny or modify its regulatory approach with respect to LDTs. If FDA regulation of LDTs increases or if regulation of the various medical devices used in laboratory-developed testing ensues, it would lead to an increased regulatory burden, which may prevent or hinder us from marketing current products or services and developing new products or services, and could harm our operating results and financial condition.

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

Our scientific discoveries may not be replicated in some studies by other investigators, which may negatively impact the acceptance of our diagnostic products and testing services.

Our scientific discoveries of an association between certain genetic variants and risk for disease or drug response may not be replicated in studies by other investigators. As an example, a recent publication stated that the KIF6 gene variant did not associate with coronary artery disease, or CAD, or myocardial infarction in subjects with CAD in the Ottawa Heart Study. Non-replication might be due to a variety of reasons including: studies that are statistically under-powered to find such an association; limitations common to case-control studies, such as the absence of fatal myocardial infarctions in cases; analysis of a different clinical endpoint than was done in our studies; and the absence of clinical information on underlying drug use in the patients studied. Reports on non-replication, whatever the cause, may negatively affect the acceptance of our diagnostic products and testing services by the medical community and customers, and could harm our operating results and financial condition.

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

We do not manufacture the instruments used for our diagnostics products and thus are reliant on third parties for their supply. Applied Biosystems (now Life Technologies) is the manufacturer of the instruments used to perform certain of our tests including our HIV-1 Genotyping System and HLA products. The instruments supplied by Applied Biosystems (now Life Technologies) are Research Use Only instruments. The FDA now requires that diagnostic products such as these be submitted as systems that include an IVD instrument. We have been in discussions with Applied Biosystems (now Life Technologies) and other parties for access to a next generation capillary electrophoresis sequencing instrument that may be developed under requirements needed to achieve FDA clearance or approval for our HLA sequencing products as well as new and next-generation sequencing products for U.S. commercialization. We have not reached agreement on this matter and may not in the future. Failure to reach agreement with Applied Biosystems (now Life Technologies) on access to a suitably developed instrument and the required documentation to support an FDA submission for such products, or another instrument manufacturer with a suitable instrument or that is willing to work with us, could lead to our inability to sell such products that run on capillary electrophoresis sequencing instruments in the U.S.

The historical financial information of Celera prior to our split-off from Applied Biosystems (now Life Technologies) may not be representative of our results as an independent entity, and, therefore, may not be reliable as an indicator of our historical or future results as an independent entity.

The Condensed Consolidated Statement of Operations for the nine months ended September 27, 2008 included in this Quarterly Report on Form 10-Q includes the results for the six month period ended June 30, 2008 that were prepared on a combined basis and included in Applied Biosystems’ (now Life Technologies’) consolidating financial information. This historical financial information may not reflect what our results of operations, financial position and cash flows would have been had we been an independent entity during the period. This is because, in part, the financial information reflects allocations for services provided to Celera by Applied Biosystems (now Life Technologies). These allocations may not reflect the costs we incur for similar or incremental services as an independent entity.

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

In addition, we negotiated our split-off agreements, including our master purchase agreement, with Applied Biosystems (now Life Technologies). Had these agreements been negotiated with unaffiliated third parties, their terms might have been more favorable to us.

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

•

liabilities resulting from the oversight and/or management of the businesses and affairs of Applied Biosystems (now Life Technologies) or one or both of Celera or Applied Biosystems (now Life Technologies) prior to the split-off, but only to the extent that such liabilities arise out of or relate to the businesses, assets or liabilities of Celera prior to the split-off or Celera benefited from such oversight and/or management prior to the split-off, in each case to the extent not covered by Applied Biosystems’ (now Life Technologies’) insurance. There is no limit on the maximum amount of monetary damages for which we may be required to indemnify Applied Biosystems (now Life Technologies) under the separation agreement. As a result, successful indemnification claims could harm our financial condition and results of operations.

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

We lack our own sales organization to sell our diagnostic products to unaffiliated clinical testing laboratories. Accordingly, we are reliant on the efforts of our distributor, Abbott Molecular, Inc., for the sales, promotion, and distribution of most molecular diagnostic products manufactured by us. Our revenues under the agreement are dependent on Abbott’s sales price to end-users which may change over reporting periods. Our ViroSeq™ HIV-1 Genotyping System, cystic fibrosis, and HLA products are mature products that represent a majority of our product revenues. Current market conditions are leading to pricing declines for these products that may not be offset by increased growth in the overall market or our ability to increase our market share for these products, resulting in declining revenue for these products. In addition, a majority of the sales of our diagnostics products and Abbott’s m2000 products are made outside the United States and subject to foreign exchange effects. Changes in foreign exchange rates will have an effect on the revenue of Celera through both product sales and the royalties we receive on m2000 product sales. Although this is a long-term arrangement, the agreement contains provisions that could result in early termination for reasons that include the following: material breach of the agreement by either company that is not cured following 60 days written notice; and upon specified insolvency events.

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

In June 2008, the FDA issued a letter that stated that the FDA might employ “enforcement discretion” to the sale of ASR products that did not meet the regulatory definition of an ASR, if a manufacturer met with the FDA and developed an approved plan to bring the products into compliance by reconfiguring the product or seeking the appropriate registration. We applied for and received assurance of such “enforcement discretion” for the sale of our HLA ASR products from the FDA, while working with the FDA under a pre-IDE for registering the HLA products. In late July 2009, the FDA notified us that it could no longer consider extending such “enforcement discretion.” Based on additional correspondence, the FDA has reinstated such “enforcement discretion” on a conditional basis pending additional meetings with the FDA. We are actively assessing potential regulatory solutions; however, none may be available, requiring us to discontinue marketing the HLA ASRs. This discontinuation could be permanent and we would no longer receive any revenues from these products and our business could be harmed.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

This table provides information about our purchases of Celera Corporation common stock during the three months ended September 26, 2009:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
June 28, 2009 - July 25, 2009	—	—	—	—
July 26, 2009 - August 22, 2009	67,568	$6.19	—	—
August 23, 2009 - September 26, 2009	—	—	—	—

Total	67,568	$6.19	—	—

(1)	During the three months ended September 26, 2009, we repurchased 67,568 shares of our common stock, at an average price of $6.19, to satisfy tax obligations upon the vesting of restricted stock under the 2008 Stock Incentive Plan. We may make similar repurchases in the future to satisfy employee tax obligations upon the vesting of restricted stock.

ITEM 6.	Exhibits

EXHIBIT NO.	DOCUMENT

3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of our report on Form 8-K dated July 8, 2008)

3.2	Third Amended and Restated Bylaws of Celera Corporation (incorporated by reference to Exhibit 3.1 of our report on Form 8-K dated August 18, 2009)

10.29+	Celera Corporation 2008 Stock Incentive Plan (as amended on August 13, 2009)

10.30+	Form of Non-Qualified Stock Option Award Agreement pursuant to the Celera Corporation 2008 Stock Incentive Plan

10.31+	Form of Restricted Stock Unit Award Agreement pursuant to the Celera Corporation 2008 Stock Incentive Plan

31.1+	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2+	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELERA CORPORATION

/s/ KATHY ORDOÑEZ
Name:	Kathy Ordoñez
Title:	Chief Executive Officer
Date: November 9, 2009

/s/ UGO DEBLASI
Name:	Ugo DeBlasi
Title:	Chief Financial Officer
Date: November 9, 2009