Form 10-K
period 2009-12-26
Celera CORP
filed 2010-03-10
CIK 1428156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 26, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 001-34116

Celera Corporation

(Exact name of registrant as specified in its charter)

Delaware	26-2028576
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 27, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $479.2 million, based on the closing price on such date of the registrant’s common stock on the NASDAQ Stock Market. Shares of common stock held by each officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded because these persons may be considered affiliates. The determination of affiliate status for purposes of this calculation is not necessarily a conclusive determination for other purposes.

As of February 26, 2010, 81,983,797 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be used by the Company in connection with its 2010 Annual Meeting of Stockholders and to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and development efforts. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Annual Report on Form 10-K, the words “may,” “might,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified in Part I, Item 1A “Risk Factors” in this Annual Report. Reference is also made to such risks and uncertainties detailed from time to time in our other filings with the Securities and Exchange Commission (SEC). We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

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

In November 2008, Applied Biosystems merged with Invitrogen Corporation to form a new company, Life Technologies Corporation (Life Technologies). The contractual and commercial relationships we had with Applied Biosystems are now held with Life Technologies, as successor to Applied Biosystems. Applied Biosystems is referred to as Life Technologies in this Annual Report on Form 10-K and our original contractual relationships with Applied Biosystems are referred to as contractual relationships with Life Technologies, its successor.

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

Business Overview

We are a healthcare business focusing on the integration of genetic testing into routine clinical care through a combination of products and services incorporating proprietary discoveries. We are organized into three reporting segments, a clinical laboratory testing service business (Lab Services), a products business (Products), and a segment that includes other activities under corporate management (Corporate). Our Lab Services business, conducted through Berkeley HeartLab, Inc. (BHL), offers a broad portfolio of clinical laboratory tests and disease management services designed to help physicians improve cardiovascular disease treatment regimens for their patients. Our Products business develops, manufactures, and oversees the commercialization of molecular diagnostic products. Most of the current Products business is conducted through our distribution and royalty agreements with Abbott Molecular (Abbott), a subsidiary of Abbott Laboratories. Our Corporate segment includes revenues from royalties, licenses, collaborations and milestones related to the licensing of certain intellectual property and from our former small molecule and proteomic programs.

Since we commenced operations we have evolved from a business focused on the discovery and distribution of genomic information based on our work in sequencing the human genome to a diagnostics business focused on personalized disease management.

We conduct research to make discoveries to support the development of proprietary new products and services in our Lab Services and Products businesses and as a basis for external collaborations and licensing arrangements. We have conducted large-scale disease association studies for multiple disease conditions, including liver disease, autoimmunity, Alzheimer’s disease and cancer, but most of our discovery and development efforts are currently focused on cardiovascular disease and metabolic disorders.

Our proteomics research has studied differences in proteins found in patients with and without cancer. While the findings of our genetic and proteomic studies can be used for both therapeutic and diagnostic purposes, currently our discovery work is being pursued internally solely for the purpose of developing new diagnostic products and services and supporting collaborations. Findings with therapeutic implications are being pursued externally by our collaborators.

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

Also in October 2007, we acquired substantially all of the assets of Atria Genetics, Inc. (Atria) for approximately $33 million in cash, including transaction costs. Atria has a line of human leukocyte antigen (HLA) molecular diagnostic testing products that are used for identifying potential donors in the matching process for bone marrow transplantation.

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

Genetics is the study of heredity and how differences in genes relate to individual characteristics, while proteomics is the study of the set of proteins encoded by a genome. Disease association studies are research studies that compare SNPs, base insertions, base deletions, gene copy numbers, gene expression profiles, and/or proteins from biological samples obtained from people with specific known characteristics or medical conditions with samples from people without those characteristics or medical conditions. Studies for predicting treatment response are research studies that compare SNPs, base insertions, base deletions, gene copy numbers, gene expression profiles, and/or proteins from biological samples obtained from people who responded positively to a specific form of treatment with samples from people who did not respond or responded negligibly to the same treatment or who suffered toxic side effects from the treatment. Once a genetic or proteomic difference has been identified for a specific characteristic or disease or treatment response, the study is repeated, or replicated, in additional samples to confirm the initial findings. The findings are then studied using biological samples from the general population to understand how they occur in different groups in the population and to assess their potential utility for use in new diagnostic test procedures. Some findings from disease association studies and studies of treatment response may have applicability in the development of new drugs or therapeutic agents.

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

Lipoprotein Measurement and Cardiovascular Disease

Lipoproteins are molecules containing both a lipid, or fat soluble component, and a protein. Low-density lipoprotein, or LDL, and high-density lipoprotein, or HDL, particles are present in all individuals and are distinguished by differences in size and density. Subclasses of LDL and HDL differ in their effects on the development of, or protection from, atherosclerosis, or hardening of the arteries, and risk associated with cardiovascular disease. Healthcare providers order testing of blood samples on patients with lipid or metabolic disorders or with cardiovascular disease, or suspected of being at risk for these conditions, to determine the distribution of particle size and density for both HDL and LDL as a means of characterizing the patient’s relative risk for primary or recurrent cardiovascular disease and to develop personalized treatment regimens and monitor the patient’s progress in reducing this risk. BHL offers clinical laboratory testing services that quantify five subclasses of HDL and seven subclasses of LDL particles.

Personalized Disease Management

Personalized disease management involves the use of diagnostic testing procedures and other means to assess an individual’s risk for a disease or to characterize a disease in order to recommend individualized lifestyle and therapy choices to mitigate disease development or progression, and to monitor their effectiveness.

Lab Services Business

BHL is focused primarily on secondary prevention; improving the treatment of individuals who have had cardiovascular events or who have been diagnosed as having cardiovascular disease or lipid or metabolic disorders. BHL provides:

•	clinical laboratory testing services that characterize and monitor cardiovascular disease risk; and

•	personalized and ongoing therapeutic compliance education.

BHL uses various proprietary and non-proprietary tests that enable a healthcare provider to establish a baseline assessment of cardiovascular disease risk status for each patient. This baseline assessment enables the treating healthcare provider to recommend a treatment plan for their patients. BHL’s testing services also help to monitor therapeutic response and disease progression relative to the initial baseline assessment, allowing healthcare providers to refine their recommended treatment programs to facilitate patient compliance and improve clinical outcomes.

BHL’s clinical laboratory testing business is regulated by the Centers for Medicare and Medicaid Services (CMS) through the Clinical Laboratory Improvements Amendments of 1988, or CLIA. The two dominant competitors to BHL in the general laboratory market are Laboratory Corporation of America, or LabCorp, and Quest Diagnostics Incorporated, or Quest. BHL’s main competitors in the lipid subclass analysis market,

LipoScience, Inc., Atherotech, Inc., Boston Heart Lab and Health Diagnostic Laboratory, Inc. provide their subclass analysis testing services directly to physicians as well as through distribution channels such as LabCorp and Quest.

BHL Testing Services

BHL has a CLIA-certified laboratory that provides a broad portfolio of testing services focused on the cardiovascular disease secondary prevention market. BHL conducts its clinical laboratory testing services in a 40,000 square foot laboratory located in Alameda, California. Healthcare providers, clinical laboratories and specimen collection stations collect and send to our laboratory for testing most of the clinical laboratory specimens used in our clinical laboratory testing service business. A specimen collection station is a facility established and, where necessary, licensed for the purpose of having a phlebotomist, who is a BHL employee or contractor, collect blood specimens. Healthcare providers may refer patients to BHL’s specimen collection stations for specimen collection or collect the specimens in their own facilities. Specimens are then sent to BHL’s clinical laboratory for testing. BHL also receives specimens for genetic testing that are collected using a buccal, or cheek, swab.

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

Principal Testing Services

Most of BHL’s testing services incorporate the use of in vitro, meaning outside of the living body, diagnostic (IVD) test products cleared or approved by the U.S. Food and Drug Administration (FDA). However, BHL’s LDL-S3GGE®, HDL-S10GGE®, ApoE, KIF6 and LPA tests, described below, are based on internally-developed and validated laboratory-developed tests that are not required to be FDA cleared or approved. BHL is authorized under CLIA to perform high-complexity testing. These laboratory-developed high-complexity tests may incorporate components that are manufactured by our Products business.

BHL offers 39 individual clinical laboratory tests. The tests were selected because of their ability to characterize and monitor cardiovascular disease or lipid or metabolic disorders. The following four tests are unique to BHL as part of its proprietary cardiovascular disease management offerings:

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

Kinesin-Like Protein 6 (KIF6) Test. The KIF6 test detects a variant in a gene called Kinesin-Like Protein 6, or KIF6. Research conducted by Celera and our collaborators has shown that approximately 60% of the studied populations have this gene variant and that individuals with the KIF6 variant have up to a 55% increased risk of having a cardiovascular event, such as a heart attack. Studies have also demonstrated that in carriers of the risk variant, the incremental cardiovascular risk can be substantially and significantly reduced by statin therapy (drugs that are available by prescription from a physician). In addition to its blood-based KIF6 testing service, BHL has a cheek (or buccal) swab version of the test. BHL markets the buccal swab version of this test as StatinCheck™ (KIF6 genotyping) test.

LPA Genotype Test. BHL commenced full commercialization in October, 2009 of a new blood-based molecular laboratory developed test to detect a variant of the LPA gene known as 4399Met. Research conducted by Celera and our collaborators has shown that individuals with the LPA gene variant have approximately two-fold higher risk of cardiovascular disease events, such as heart attack and stroke compared with individuals who do not carry this gene variant. The studies have also demonstrated that in carriers of the LPA gene variant, low dose aspirin therapy substantially reduced the risk of a major cardiovascular event. Based on this research data, the LPA genotype test may help clinicians assess the benefit of aspirin therapy as compared to bleeding risk. The study populations predominantly consist of Caucasian men and women and the LPA carrier frequency in the studied populations was approximately 4%.

BHL also provides the following clinical laboratory tests:

• Apolipoprotein A1	• Hepatic Function Panel
• Apolipoprotein B	(panel tests listed below)
• Apolipoprotein E (ApoE) Genotype	• Alanine Aminotransferase (ALT)
• C-Reactive Protein (high sensitivity) (CRP-HS)	• Albumin
• Creatine Kinase	• Alkaline Phosphatase
• Fibrinogen (mass)	• Aspartate Aminotransferase (AST)
• Hemoglobin A1c	• Bilirubin (total)
• Homocysteine	• Bilirubin (direct)
• Insulin	• Total Protein
• LDL-Cholesterol (direct)	• Lipid Panel (panel tests listed below)
• Lipoprotein (a)
• Lp-PLA2	• Triglycerides
• NT-proBNP	• Cholesterol (total)
• Thyroid Stimulating Hormone (TSH)	• HDL-Cholesterol
• Uric Acid	• Renal Function Panel (panel tests listed below)
• Vitamin D
• Albumin
• Blood Urine Nitrogen (BUN)
• Calcium
• Carbon Dioxide
• Chloride
• Creatinine
• Glucose
• Phosphorus
• Potassium
• Sodium

Each of the clinical laboratory tests included as a part of an organ or disease oriented panel may be ordered as an individual test.

BHL’s Disease Management Services and Patient Compliance

BHL facilitates cardiovascular disease risk management and patient compliance through a series of programs and services available with its testing services. These services involve home, office and field based clinical educators working with BHL patients to develop individualized patient disease management programs based on treatment regimens prescribed by the patient’s healthcare provider and results from the patient’s BHL tests. BHL’s disease management program involves individually-tailored education for nutrition, exercise, stress reduction, and medication compliance designed to help reduce patients’ risk from cardiovascular disease or lipid or metabolic disorders. We believe clinical education helps patients understand their specific risk factors as characterized by the BHL clinical laboratory testing and how medication compliance and lifestyle changes can lessen their individual cardiovascular disease risk profile. Patients who receive BHL testing services are provided access to BHL’s personalized disease management services for a limited period of time following the date of the test.

BHL Sales and Marketing

General. BHL has a direct sales organization focused on expanding its base of healthcare providers who use BHL clinical laboratory testing services through both direct field sales for acquiring new accounts and telesales to expand presence in existing accounts. As of December 26, 2009, BHL had approximately 135 personnel in the field, including 50 sales personnel in select high potential markets in the United States. Our largest concentration of sales personnel is in the Southeast and Texas, although we receive specimens from healthcare providers across the country. On January 1, 2010, five sales representatives in the Southeast region terminated their employment with BHL. BHL has filed a complaint against these sales representatives in the United States District Court for the Eastern District of Virginia. For more information, see “Item 3 — Legal Proceedings” below.

In 2009, BHL received referrals from over 5,600 healthcare providers, processed samples from over 265,000 patients (both new and recurring), and performed over 2.5 million tests. BHL’s top 150 referral sources represented 48% of its total sample volume in 2009. These clients are predominantly concentrated in ten states, representing areas with some of the highest incidence of cardiovascular disease in the United States. We believe the potential market for BHL’s testing services and disease management programs has barely been penetrated. As of December 26, 2009, approximately 817,000 unique patients had received BHL testing services. This compares to an estimated 81 million American adults with cardiovascular disease, including 17.6 million with coronary heart disease, according to the American Heart Association.

In 2007, BHL entered into a License and Distribution Agreement with Berkeley Heart Europe AS, a Norwegian company, or BHE. Under this agreement, BHE has the right to commercialize certain BHL cardiovascular characterization, monitoring and disease management offerings to the primary and secondary cardiovascular disease prevention markets in Europe, including Russia.

4myheart Centers. To deliver disease management services to patients who have had BHL clinical laboratory testing services, BHL has developed the 4myheart Center concept. The goal of 4myheart Centers is to create a dedicated environment in which BHL’s patients will be motivated to work toward reducing their cardiovascular disease risk. At a minimum, each 4myheart Center houses a clinical educator. Clinical educators work with BHL patients to develop individualized education based on treatment regimens prescribed by the patient’s healthcare provider and results from the patient’s BHL tests. A 4myheart Center might also include a receptionist or a phlebotomist (an individual who draws blood samples from patients). 4myheart Centers vary in size, from around 500 square feet to 3,500 square feet, depending on the local market need and perceived opportunity.

BHL has placed 4myheart Centers in selected communities in the United States. As of December 26, 2009, BHL had 15 4myheart Centers. These centers are located in Alabama (2), Arkansas (1), California (1), Florida (1), Georgia (2), New Jersey (1), North Carolina (1), South Carolina (1), Tennessee (2), and Texas (3). The number of 4myheart Centers has been reduced since December 27, 2008 as BHL has concentrated on migrating its disease management service to a phone and web-based model.

Reimbursement

Our revenues are highly dependent on our clinical laboratory tests being approved for reimbursement by Medicare, as well as private insurance companies and managed care organizations, commonly referred to, collectively, as “third-party payors.”

BHL accepts assignment for Medicare patients as payment in full on covered tests. Reimbursement from third-party insurance companies varies widely, even from a single payor in a given geographic area and population. Insurance companies often follow the lead of Medicare in determining whether a clinical laboratory test is covered and reimbursable. Reimbursement rates are generally higher for non-government payors where BHL is out-of-network. For the year ended December 26, 2009, revenues from Medicare patients represented approximately 46% of the total BHL patient test service revenues.

A large portion of BHL’s clinical laboratory testing business is currently reimbursed by non-governmental third-party payors on an out-of-network, non-participating basis. This means that BHL does not have contracted reimbursement rates with these companies.

We expect BHL to bring additional business under contract with third-party insurance payors. Effective February 1, 2010, for example, BHL entered into a national services agreement with Aetna Health Management, LLC, which has over 16 million members. While we expect these contracts to result in price reductions and impact BHL’s revenue growth rate in the short-term, we believe moving under contract with third-party payors will allow BHL to increase its test volumes and operate more efficiently with respect to billing and collections. See “Item 1A — Risk Factors — We may need to accept lower prices for some of our testing services in exchange for participating in provider networks” for more information.

Competition with our Lab Services Business

BHL’s clinical laboratory testing services, and its associated disease monitoring, management, and educational services compete primarily with existing, but less discriminating, diagnostic, detection and monitoring technologies and disease management service companies. In particular, many clinical reference laboratories, including LabCorp, Quest, Sonic Healthcare Limited, Mayo Medical Laboratories, and other regional laboratory companies offer clinical laboratory testing services using a traditional lipid panel test which is simpler to perform and less expensive than BHL’s more extensive and proprietary lipid fractionation and related cardiovascular biomarker tests. Lipid panel tests are widely accepted as an adequate test for assessing and managing risk of cardiovascular disease. We believe that BHL’s lipid fractionation and related cardiovascular biomarker tests are superior to traditional lipid panel tests because traditional lipid panel tests do not provide the level of discrimination and quantification of lipid subclasses for both LDL and HDL that is provided by BHL’s segmented gradient gel electrophoresis testing, nor are they available with BHL’s disease management offerings. We believe BHL is a leading provider of lipoprotein subclass analyses. Also, other companies, including Atherotech, Inc., Boston Heart Lab, LipoScience, Inc. and Health Diagnostic Laboratory, Inc., with whom BHL is involved in litigation, currently provide alternative methods for lipoprotein subclass analysis using different technologies than BHL’s testing services. In addition, companies including Healthways, Inc. and LifeMasters Supported SelfCare, Inc., and internal efforts by some healthcare payors, such as United Healthcare, compete with BHL’s disease monitoring and management and lifestyle modification offerings. We seek to expand BHL’s service offerings to provide greater characterization of risk and associated therapeutic response. We also seek to distinguish BHL’s services by supplementing clinical laboratory testing services with additional disease monitoring, management, and educational services that include patient education programs with respect to nutrition, exercise, stress reduction, and medication compliance.

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

Relationship with Abbott

In June 2002, we entered into a long-term strategic alliance agreement with Abbott, a global healthcare company, to discover, develop, and commercialize molecular diagnostic products for disease detection, prediction of disease predisposition, disease progression monitoring, and therapy selection. The agreement required that we work exclusively with Abbott to develop and commercialize selected molecular diagnostic products. Our alliance with Abbott was primarily a profit-sharing arrangement, under which the parties shared equally in the costs of separate research and development activities under the alliance, and then shared equally in any profits or losses resulting from the marketing and sales of alliance products whether developed by us or Abbott.

In December 2008, we terminated our strategic alliance with Abbott, effective October 1, 2008 and entered into a distribution agreement and a royalty agreement. Under the terms of the distribution agreement, Abbott is now the exclusive distributor for a specified group of our diagnostic products. Under the terms of the royalty agreement, we receive royalties on the sale by Abbott of m2000 reagents, instruments, service and related consumables, and Abbott receives royalties on the sale of certain Celera genetic tests.

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

Revenues from our relationship with Abbott represented 25% of our total revenue for the year ended December 26, 2009 and 23%, 23% and 59% of our total revenue for the six months ended December 27, 2008 and the years ended June 30, 2008 and 2007, respectively.

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

Our ViroSeq HIV-1 Genotyping System was developed as an aid to healthcare providers in monitoring and treating HIV-1 infection. HIV-1 is the most prevalent strain of HIV. The testing system was designed to detect specific mutations in the HIV-1 genome that correlate with drug resistance from a human blood sample. The product includes reagents for identifying key mutations of the HIV-1 genome designed for use on a Life Technologies automated DNA sequencing instrument in conjunction with our ViroSeq HIV-1 Genotyping System Software. The ViroSeq HIV-1 Genotyping System can be used to test for resistance to up to 20 drugs used to treat HIV-1 infected patients.

We have received 510(k) clearance from the FDA authorizing the marketing of the ViroSeq HIV-1 Genotyping System for use on six Life Technologies genetic analysis instruments in the U.S. and have received CE mark registration of the system authorizing the marketing of the system in the European Union, or EU, and other countries that recognize the CE mark for use on four Life Technologies genetic analysis instruments.

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

Fragile X Syndrome Analyte Specific Reagents. We manufacture ASRs to detect variations of the size of a triplet repeat sequence in the promoter region of the FMR-1 gene located on the X chromosome, which is known to be involved in Fragile X Syndrome. We also manufacture ASRs to allow the detection of expanded triplet repeat sequences that are useful in screening applications. This condition is the leading cause of inherited mental retardation in males. Appropriately licensed clinical laboratories in the U.S. can use these ASRs provided that they first independently establish the performance characteristics of any test they develop using the ASRs. These products incorporate our proprietary technology, and are believed to be the first commercially available ASRs in this disease area that are suitable for use by clinical laboratories. We collaborated with several major clinical reference laboratories in developing these ASRs. Where allowed outside the U.S., we also commercialize these reagents for use in laboratory developed tests.

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

Human Leukocyte Antigen (HLA) Sequencing-based Typing Products. In October 2007, we acquired substantially all of the assets of Atria Genetics Inc., a company based in South San Francisco, California. Atria manufactures ASRs and CE-marked products for defining high resolution human leukocyte antigens, or HLA, and which detect specific DNA sequences in several HLA genes that are known to be involved in transplantation rejection, and thus provide useful information about the likelihood of transplant rejection by a recipient. The HLA-typing products include CE-marked diagnostic test kits sold in the EU and ASRs sold in the U.S and interpretative software obtained through a licensing agreement with Conexio Genomics PTY LTD. Appropriately licensed clinical laboratories in the U.S. can use these ASRs, provided they first independently establish the performance characteristics of any test they develop using the ASRs. For more information about the regulation of these products, see below in this section under the heading “Governmental Regulation of Diagnostic Products and Testing Services.”

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

We also manufacture the AlleleSEQR® Chimerism RUO product, which is capable of differentiating and quantitating mixed DNA samples such as those present in bone marrow transplant recipients.

Competition with our Products Business

Our Products business competes with companies in the U.S. and abroad that are engaged in the development and commercialization of molecular diagnostic products. We believe that the market leader for these products is F. Hoffmann-La Roche, Ltd., followed by Gen-Probe Incorporated, and that Celera has approximately the same market share as the next four companies in this market — Becton, Dickinson and Company, Qiagen N.V. (Qiagen), Cepheid and Siemens Medical Solutions Diagnostics. There are also many smaller competitors that offer molecular diagnostic products and services.

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

Corporate Business

We have used our expertise in discovering gene-disease associations with diagnostic utility to collaborate with laboratories that develop tests based on our findings. We also have licensed Life Technologies’ intellectual property to third parties for use in the diagnostic field. Under our agreement with Life Technologies, we license specified intellectual property rights to third parties, the revenue from which is shared equally between us and Life Technologies. Additionally, we have licensed and sold rights to our small molecule drug development programs and have established collaborations to develop cancer therapies based on our proteomics discoveries.

Clinical Laboratory Collaborations

LabCorp. We granted a non-exclusive license to LabCorp, a provider of clinical laboratory testing services, for use of our intellectual property relating to gene expression patterns associated with (1) the presence of estrogen and progesterone receptors in cancer cells and (2) the risk for metastasis, which refers to the transmission of cancer cells from their original site to other sites within the body, in women with breast cancer. The license expires for each of these two technologies on the later of April 24, 2012 or one year after we have commercialized an FDA-registered product corresponding to the technology being commercialized by LabCorp. Termination of the license for use of one technology does not affect the license for the use of the other technology. Under this agreement, LabCorp has access to certain aspects of our breast cancer discoveries and is allowed to select from among those discoveries to develop and commercialize two molecular oncology tests for use in its laboratory testing services. In December 2007, LabCorp commenced the commercialization of these breast cancer tests based on our discoveries. LabCorp paid us a license fee, and is obligated to pay milestones and royalties based on the development and sales, if any, from the commercial use of the tests in the U.S. and Canada.

Life Technologies Intellectual Property Licenses

Life Technologies granted a non-exclusive patent license to Cepheid relating to real-time thermal cycler instruments for diagnostic and non-diagnostic uses. Under the terms of this license agreement, Cepheid paid Life Technologies a license fee and is obligated to pay Life Technologies ongoing royalties for the term of the agreement, which expires in 2012, in the mid to high teens on sales of its instruments incorporating Life Technologies intellectual property based on the research, diagnostic or other field of use. Prior to the split-off, royalties payable by Cepheid under this license were attributed to either us or Life Technologies based on whether the products generating the royalties were used in the diagnostic or non-diagnostic fields. Since the split-off, we have continued to receive all royalties payable under the license that relate to products used in the diagnostic field.

Life Technologies also granted Beckman Coulter, Inc. (Beckman Coulter), non-exclusive licenses for diagnostic and research instruments under Life Technologies’ patents covering nucleic acid sequencing and for diagnostic instruments under Life Technologies’ patents covering real-time thermal cyclers. Under the terms of the license agreements, Beckman Coulter agreed to pay us $20.0 million, in equal installments over ten quarters, commencing in July 2006. We received the last quarterly installment payment owed to us under the license agreements in the fourth calendar quarter of 2008. The grant of these licenses to Beckman Coulter was part of a settlement of litigation between Life Technologies and Beckman Coulter. Also, under the terms of the agreements, Beckman Coulter is obligated to pay ongoing royalties on products incorporating Life Technologies’ intellectual property. Prior to the split-off, revenues payable by Beckman Coulter under these licenses were attributed to either us or Life Technologies based on whether the products generating the royalties were used in the diagnostic or research fields. Since the split-off, we received the final quarterly installments of the $20.0 million for diagnostic rights and are entitled to receive all royalties payable under the license that relate to products used in the diagnostic field.

Life Technologies also granted Siemens a non-exclusive license under Life Technologies’ patents covering nucleic acid sequencing and for real-time thermal cyclers and reagents for diagnostic use. Under the terms of the license agreement, Siemens agreed to pay us $24.0 million, in equal installments over ten quarters, commencing in July 2007, along with ongoing royalties on products incorporating the Life Technologies intellectual property. We received the last quarterly installment payment owed to us under the license agreement in the fourth quarter of 2009.

Life Technologies also granted licenses to BioRad Laboratories, Inc. (BioRad) and Qiagen under its patents relating to real-time technology in the human in vitro diagnostics field. Under our agreement with Life Technologies, revenues from these third-party licenses are shared between us and Life Technologies. We recorded $6.8 million in license fees for the year ended December 26, 2009 and expect to record a further $1.5 million in the quarter ending March 27, 2010.

Cepheid, Beckman Coulter, Siemens, Bio-Rad and Qiagen make their license and royalty payments described above to Life Technologies and Life Technologies is then required to pay us our attributable share.

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

We sold three small molecule drug programs to Pharmacyclics, Inc. (Pharmacyclics). These are programs for the treatment of cancer and other diseases, which include programs that target histone deacetylase, or HDAC, selective HDAC enzymes, Factor VIIa, and B cell tyrosine kinases involved in immune function. The financial terms of the transaction included an upfront cash payment of $2.0 million and Pharmacyclics’ issuance to us of one million shares of its common stock. If these programs meet milestones specified in the sale agreement, as amended, they will generate milestone payments to us of up to $96.3 million. Milestone payments are first payable upon initiation of a Phase III clinical trial, if any. Subsequent milestone payments may be payable upon enrollment of the last subject in a Phase III clinical trial and regulatory approval in a geographic market for a first indication and, in certain geographic markets, for a second indication, if any. The final event for which milestone payments may be payable is for cumulative net sales in a geographic market of a specified amount as to one program. We may receive additional milestone payments should Pharmacyclics grant a license to a third party for a specified program. In addition, we will be entitled to royalty payments in the mid- to high single digits based on annual sales of any drugs commercialized from the three programs, if any. During the year ended December 26, 2009 we received $1.0 million from Pharmacyclics as consideration for making certain amendments to the terms of the assignment agreement with Pharmacyclics. Except for this payment, we have not received any milestones or royalty payments related to these programs.

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

Merck Cathepsin K Program. We have an agreement with Merck & Co., Inc. (Merck) under which Merck has a license to our intellectual property for the development of small molecule inhibitors of cathepsin K for the treatment of osteoporosis. This agreement was entered into by a predecessor of Axys Pharmaceuticals, Inc., which we acquired in November 2001. According to the National Osteoporosis Foundation, osteoporosis is a major risk factor for bone fractures and associated disability that affects over 10 million Americans, especially post-menopausal women. Under the agreement, we are entitled to receive future milestone payments based on development progress in amounts up to $11.0 million in the aggregate for each potential product under the agreement. We are also entitled to receive mid to mid-high single digit royalty payments from the sale of drugs, if any, resulting from the program. Milestone payments are first payable for each product upon validation. Subsequent milestone payments become payable upon acceptance for safety assessment, initiation of Phase I and Phase III trials, filing of an application with the FDA, and, finally, upon approval by the FDA. This drug development program entered Phase III clinical trials in September 2007 and Merck has disclosed its intent to file a New Drug Application in 2012. Since the date of the acquisition of Axys, we have received milestone payments of $3.0 million under this agreement. We do not control the development activities conducted by Merck. Merck may not successfully develop or commercialize any compounds covered by the agreement, may not obtain needed regulatory approvals, and we may not receive any further payments under this collaboration agreement.

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

In June 2009, we entered into an exclusive license agreement with Bayer Schering Pharma AG (Bayer), providing Bayer with access to five cancer-related targets for therapeutic development and in-vivo diagnostic imaging. Celera retains in-vitro diagnostic rights to these targets.

Under the terms of the agreement, Bayer paid us a one-time fee for exclusive access to the five targets. We are entitled to receive additional development and commercial milestone payments and royalties on any of these selected targets that Bayer advances successfully. To date, we have not received any milestone or royalty payments under this agreement.

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

Proteomics Research

Using a proprietary discovery platform, we have conducted proteomics research to identify and validate proteins that are associated with cancer. Through proteomics research, scientists may be able to demonstrate that a particular protein can be used as a biological point of intervention for a therapeutic product designed to affect a particular disease or medical condition. A protein that can be used in this manner is referred to as a therapeutic target. In addition, proteomics research may demonstrate that a particular protein can be used as a marker for diagnosing a disease, or for predicting disease prognosis or responsiveness to therapeutic intervention. A protein that can be used in this manner is referred to as a diagnostic marker. A diagnostic marker may be useful in an in vivo diagnostic test, for testing inside the living body, or in an in vitro diagnostic test, for testing outside the living body. Before a protein is used as a therapeutic target or diagnostic marker, it must undergo extensive validation studies involving additional complementary testing or analysis performed to confirm its biological relevance and potential medical utility. These proteins may ultimately lead to the development of therapeutic products, and also may lead to the development of diagnostic products, whether or not they result in effective therapeutic products. Our proteomics research is currently focused primarily on diagnostic applications such as the identification of proteins in blood of individuals with lung cancer and their use in a potential confirmatory diagnostic test for distinguishing benign from malignant nodules previously detected by a low dose computerized tomography (LDCT) scan as well as their use in a potential screening test to identify high risk individuals who may benefit from a LDCT scan. Having completed the marker discovery aspect of our proteomics program in cancer at the end of 2009, we transferred the diagnostic lung cancer program initiated in our Rockville, MD facility to our Alameda facility for further development.

We do not intend to develop therapeutic products beyond identification and initial validation of potential drug targets resulting from our proteomics research, and would commercialize therapeutic products only through out-licenses and collaborations with other companies.

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

Research and Development Expenses

Our research and development expenses totaled $27.8 million for the year ended December 26, 2009, $15.6 million for the six months ended December 27, 2008 and $40.9 million and $51.7 million, for the years ended June 30, 2008 and 2007, respectively.

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

To obtain a 510(k) premarketing clearance, which refers to Section 510(k) of the Federal Food, Drug and Cosmetic Act, or FFDCA, we or our collaborators generally must file a notice with the FDA with clinical data demonstrating that the device subject to the notification and its intended purpose are “substantially equivalent” to a diagnostic device that is already cleared or approved for marketing by the FDA. The 510(k) clearance process usually takes from three to twelve months, but may take longer. For example, the FDA may require further information, including additional clinical data, to make a determination regarding “substantial equivalence” to a legally marketed device. We have successfully applied for and received 510(k) clearance from the FDA authorizing the marketing of the ViroSeq HIV-1 Genotyping System for use on six Life Technologies genetic analysis instruments in the U.S. and have received CE mark registration of the system authorizing the marketing of the system in the EU and other countries that recognize the CE mark for use on four Life Technologies genetic analysis instruments. From time to time, we may publicly refer to “special” 510(k) clearances from the FDA. A special 510(k) clearance is an alternative to the traditional 510(k) method of premarket notification. It is the least burdensome process for reporting significant modifications to a previously cleared diagnostic device and can be used when the modifications do not change the intended use of the previously cleared diagnostic device.

If there is no predicate device to test for “substantial equivalence” in a 510(k) submission, the FDA may allow submission of a “de novo” 510(k), or a PMA application must be filed under the FFDCA. The PMA process is much more demanding than the 510(k) premarket notification process. A PMA application, which is intended to demonstrate that a diagnostic device is safe and effective, must be supported by more extensive manufacturing and clinical information than is required for a 510(k) notification. The PMA application process is more costly, lengthy, and uncertain and may take up to three years or more.

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

Some products that we sell in the U.S., including those sold through our distribution agreement with Abbott, are referred to as analyte specific reagents, or ASRs. ASRs are a class of products defined by the FDA’s regulations which may be sold without any regulatory submission. However, ASRs must be manufactured and marketed in compliance with the requirements of the agency’s Quality System Regulation, including Good Manufacturing Practices, and must be sold in compliance with FDA regulations regarding their labeling, sale, distribution, and use. These FDA regulations are intended to ensure, among other things, that purchasers are aware that the utility and performance characteristics of ASR products have not been established, and include restrictions on the marketing, distribution, sale, and customer use of ASRs. In September 2007, the FDA, published “Guidance for Industry and FDA Staff: Commercially Distributed Analyte Specific Reagents (ASRs): Frequently Asked Questions” clarifying the FDA’s interpretation of the regulations governing the sale of ASR products. The FDA’s guidance document contains an interpretation of the ASR regulations that, we believe, represents a departure from FDA practice and policy prior to the release of the FDA’s draft guidance in September 2006, regarding products that can be characterized as ASRs. We believe that all of our current ASR products, other than our HLA products, will meet the regulatory definition of an ASR, as set forth in the guidance document. Our products sold as ASRs include HLA products, Fragile X products, and deep vein thrombosis products, which include ASRs for detecting mutations in Factor V, Prothrombin (Factor II) and MTHFR. We applied for and received assurance of “enforcement discretion” for the sale of our HLA ASR products from the FDA, while working with the FDA under a pre-IDE for registering the HLA products. In late July 2009, the FDA notified us that it could no longer consider extending such “enforcement discretion.” Based on additional correspondence, the FDA has reinstated such “enforcement discretion” on a conditional basis pending additional meetings with the FDA.

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

We have received CE mark registration from a Notified Body for our ViroSeq HIV-1 Genotyping System and HLA — A, B and DRB1 products, and have met the self-certifying requirements to CE mark our cystic fibrosis product and other HLA products. These clearances are for the marketing of these products for use on one or more particular Life Technologies instruments or systems. We intend to pursue CE marking for some of our other diagnostic products. However, CE mark registration may not be granted for other diagnostic products and even if registration is obtained for any product we may not be able to maintain our compliance with the registration requirements. Our failure to meet these requirements may prevent us from generating revenue from the sale of diagnostic products in the EU and other countries that recognize the CE mark.

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

In addition, several key components of our diagnostic products and a test kit used in our clinical laboratory testing services come from, or are manufactured for us by, a single supplier or a limited number of suppliers, including Life Technologies. Key components of our diagnostics products include enzymes, fluorescent dyes, phosphoramidites and oligonucleotides. We acquire some of these and other key components on a purchase-order basis, meaning that the supplier is not required to supply us with specified quantities over any set period of time or set aside part of its inventory for our forecasted requirements. We have not arranged for alternative supply sources for some of these components should suppliers become unable to meet our demand or become unwilling to do so on terms that are acceptable to us. We obtain Lp-PLA 2 test kits, known as PLAC® test kits, used in our clinical laboratory testing services from a single supplier — diaDexus, Inc., or diaDexus. BHL has a master supply agreement with diaDexus that expires on March 31, 2010. An extension to this agreement is currently being negotiated. To our knowledge, diaDexus is the only supplier of PLAC® test kits used in clinical laboratory testing in the U.S. Therefore, no alternative supply source would be available should diaDexus become unable to provide a sufficient number of these kits to meet our demand or become unwilling to do so on acceptable terms upon the termination of the master supply agreement.

We also rely on single source suppliers, particularly Life Technologies, to provide instruments, associated software, and consumables for use in our products business. Following the split-off, Life Technologies continues to supply us with these materials and components under the terms of our master purchase agreement.

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

Our ability to compete depends, in part, on our ability to protect our proprietary discoveries and technologies through obtaining and enforcing intellectual property rights, including patent rights, copyrights, our trade secrets and other intellectual property rights, and operating without infringing the intellectual property rights of others. Our diagnostic products are based on complex, rapidly developing technologies. Some of these technologies are covered by patents owned by Life Technologies, and some are covered by patents owned by others and used by us under license.

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

Summary financial information for each of our industry segments for the year ended December 26, 2009, the six months ended December 27, 2008 and the years ended June 30, 2008 and 2007 is set out in Note 22 to our consolidated financial statements in this Annual Report on Form 10-K.

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

Employees

As of December 26, 2009, we had 551 employees, of which 343 were associated with BHL. These numbers include part-time employees based on their part-time commitment. As of December 26, 2009, none of our employees were subject to collective bargaining agreements.

On February 16, 2010, our clinical laboratory scientists (21 employees) elected to be represented by the Office & Professional Employees International Union, Local 29. We are in the process of negotiating with the union for the terms of a collective bargaining agreement.

Available Information

Our internet address is www.celera.com. We make available our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statement and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act on or through the “Media and Investors” section of our website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. All of the filings made available on or through our website are available free of charge. We do not intend for information found on our website to be part of this document or part of any other report or filing with the SEC.

ITEM 1A.	RISK FACTORS

Our net revenues will be negatively affected if third-party payors decide that our products or services are not approved for reimbursement or if healthcare providers do not accept our diagnostic products as clinically useful.

Our revenues are highly dependent on our clinical laboratory tests and diagnostic products being approved for reimbursement by Medicare and other government healthcare programs, as well as private insurance companies and managed care organizations, commonly referred to, collectively, as “third-party payors.” We have experienced denials of reimbursement from certain payers in some territories. Third party payors may deny clinical laboratory tests and diagnostic products for reimbursement if they determine that these tests and products are not medically necessary or otherwise not approved for reimbursement under standards independently established by these third-party payors, which may take into consideration factors such as the investigational nature of a particular test or product, or whether less expensive alternatives are available. Each third-party payor makes its own decision as to whether a given diagnostic test is medically necessary and worthy of payment. If Medicare or any other third-party payor determines that any one or more of our clinical laboratory tests are not medically necessary or are not otherwise suitable for reimbursement, healthcare providers may be reluctant to prescribe these tests. Similarly, if the use of our diagnostic products is not approved for reimbursement, purchasers of any one or more of these products could decrease or eliminate their orders of these products. Any change by one or more third-party payors with regard to their existing reimbursement practices could impact the tests and products we offer, the revenue received on each of the tests and products we sell and harm our operating results and financial condition.

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

Third-party payors have increased their efforts to control the cost, utilization and delivery of healthcare services. From time to time, Congress has considered and implemented changes in the Medicare fee schedules in conjunction with budgetary legislation. A five-year moratorium on changes to the Medicare clinical laboratory fee schedule ended on December 31, 2008. The Medicare clinical laboratory rates were increased approximately 4.5% as of January 1, 2009 and decreased by approximately 1.9% as of January 1, 2010. In the current economic environment, there is no certainty that these rates will remain at these levels for clinical laboratory testing. Reductions in the reimbursement rates of other third-party payors have occurred and may occur in the future. In the past, these reimbursement rate changes have resulted in reduced prices, added costs and decreased test utilization for the clinical laboratory industry and future rate reductions could have a similar impact on the industry. If the payment amount we receive for our clinical laboratory testing services is reduced, it could harm our operating results and financial condition. Also, if clinical laboratories that purchase our diagnostic products receive reduced payment for their testing services, the reduced payments may cause them to seek lower pricing for our diagnostic products, which could, in turn, harm our operating results and financial condition.

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

A large portion of BHL’s clinical laboratory non-Medicare fee-for-service testing business is currently reimbursed by non-governmental third-party payors on an out-of-network, non-participating basis. This means that BHL does not have contracted reimbursement rates with these companies. Blue Cross/Blue Shield and its related entities are the most significant payors of our services with whom we are out-of-network. Blue Cross/Blue Shield sends payment for our services to their beneficiaries instead of us in all states where we conduct business, except for Alabama where we have secured an in-network contract. As a result of this practice, we, in turn, must then seek to collect both the non-contractual payor’s receivables and the patient’s receivables from these beneficiaries. This increases the length of time it takes for us to collect a receivable and reduces the probability of collecting the full amount due. Though we have implemented programs aimed at improving our collections, there can be no assurance that these will be successful. We are in dialogue with various Blue Cross/Blue Shield entities to secure in-network contracts and/or receive payment directly from Blue Cross/Blue Shield. There can be no assurance that these contracting discussions and negotiations will be successful or completed in an expeditious manner. The amounts we are required to spend to collect monies owed to us from patients are significant and harm our operating results and financial condition.

We may need to accept lower prices for some of our testing services in exchange for participating in provider networks.

In order to contain medical expenses, third-party payors may require BHL to become an in-network, participating provider of clinical laboratory testing services. BHL’s past practice was to be an out-of-network provider. BHL has entered into contracts with, among others, Blue Cross and Blue Shield of Alabama, United Healthcare® (through its PacifiCare® subsidiary) and Aetna® Health Management, LLC as an in-network, participating provider and we are working toward bringing additional BHL business under contract in the future. In-network, participating reimbursement rates are usually substantially lower than those reimbursement rates currently being received by BHL for its testing services and there is no assurance that all of BHL’s tests will be allowed by any particular third-party payor’s coverage determination policies. Therefore, joining these networks could reduce BHL’s net income and harm our operating results and financial condition.

Our business is affected by macroeconomic conditions, and adverse changes in U.S. and global economic conditions have had and may continue to have an adverse effect on our business.

Various macroeconomic factors have affected, and may continue to affect, our business and the results of our operations. Negative global market and economic conditions, with tight credit conditions and recession in most major economies, continued through 2009. Slower economic activity, rising unemployment and the related loss of employee-sponsored health insurance, decreased consumer confidence and other factors related to adverse market and economic conditions have and may continue to increase our business costs, cause supplier difficulties, lower our revenues and/or affect the ability of our customers to purchase and pay for our products and services. This, in turn, may harm our operating results and financial condition and cause us to record higher allowances for doubtful accounts in the future.

Interest rate changes, illiquid credit market conditions and other factors related to adverse market and economic conditions could also affect the value of our investments and/or adversely affect our ability to obtain external financing. For example, in the six months ended December 27, 2008, we recognized a $3.2 million loss on investments for an other-than-temporary impairment of our investments in senior debt securities issued by Lehman Brothers Holdings, Inc. and Washington Mutual Bank N.V.

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

The clinical laboratory fee schedule sets the maximum amount payable under Medicare for each specific laboratory test, identified by its Current Procedural Terminology (CPT) code. We bill the Medicare fee-for-service program directly and must accept no more than the scheduled amount as payment in full for covered tests performed on behalf of Medicare fee-for-service beneficiaries. Under current law, those services reimbursed under the clinical laboratory fee schedule generally do not result in coinsurance amounts payable by Medicare beneficiaries. In the current economic environment, there is no certainty that these rates will remain at these reimbursement levels for clinical laboratory tests.

The payment amount under Medicare’s clinical laboratory fee schedule is important not only for our reimbursement from Medicare, but also because the laboratory fee schedule often establishes the payment amounts set by other third-party payors. Accordingly, a reduction in Medicare reimbursement rates for clinical laboratory services, such as the rate reduction of approximately 1.9% as of January 1, 2010, could result in a corresponding reduction in the reimbursement rates we receive from such third-party payors. Any reductions in reimbursement levels for our laboratory services would decrease our revenues and harm our operating results and financial condition.

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

There is intense competition among healthcare, diagnostic, and biotechnology companies attempting to develop new diagnostic products. We are aware of competitors who are engaged in research and development projects that address the same diseases that we are targeting. Our products business competes with companies in the U.S. and abroad that are engaged in the development and commercialization of products and services that provide genetic information. These companies may develop products or services that are competitive with, and could be more effective and/or cost-effective than, the diagnostic products offered by us or our collaborators or licensees, such as analyte specific reagents (ASRs), diagnostic test kits, or diagnostic testing services that perform the same or similar purposes as our or our collaborators’ or licensees’ diagnostic products. Key competitors for our leading products include Luminex Corporation and Hologic, Inc. for our cystic fibrosis products, Siemens for our ViroSeq™ HIV-1 Genotyping System, F. Hoffmann-La Roche, Ltd. and Siemens for the m2000™ system and assays, and Life Technologies for our HLA products. Also, clinical laboratories may offer testing services that are competitive with the diagnostic products sold by us or our collaborators or licensees. For example, a clinical laboratory can use either reagents purchased from manufacturers other than us, or their own internally developed reagents, to provide diagnostic testing services. In this manner, clinical laboratories could offer testing services for a particular disease as an alternative to purchasing diagnostic products sold by us or our collaborators or licensees for use in their testing of the same disease. The testing services offered by clinical laboratories may be easier and more cost-effective to develop and market than test kits developed by us or our collaborators or licensees because the testing services are not subject to the same clinical validation requirements that are applicable to the FDA cleared or approved diagnostic test kits. For example, clinical reference laboratories such as Laboratory Corporation of America Holdings, or LabCorp, and Quest Diagnostics Incorporated, or Quest, offer laboratory-developed tests that compete with our ViroSeq HIV-1 Genotyping System.

In addition, BHL’s clinical laboratory testing services, and its associated disease monitoring, management, and educational services compete primarily with existing diagnostic, detection and monitoring technologies and disease management service companies. In particular, many clinical reference laboratories, including LabCorp, Sonic Healthcare Limited, Mayo Medical Laboratories, Quest, and other regional laboratory companies, offer clinical testing services using a traditional lipid panel test, which is simpler to perform and less expensive than BHL’s more extensive and proprietary lipid fractionation and related cardiovascular bio-marker tests, and which is widely accepted as an adequate test for assessing and managing risk of cardiovascular disease. Also, other companies, including Atherotech, Inc., LipoScience, Inc., Boston Heart Lab Corporation and Health Diagnostic Laboratory, Inc., with whom BHL is currently involved in litigation, currently provide alternative methods for lipoprotein subclass analysis using different technologies than BHL’s testing services. In addition, companies, including Healthways, Inc. and LifeMasters Supported SelfCare, Inc., and internal efforts by some healthcare payors, such as United Healthcare, compete with BHL’s disease monitoring and management and lifestyle modification offerings. Many of BHL’s actual or potential competitors have longer operating histories, better name recognition and greater financial, technical, sales, marketing, and distribution capabilities than BHL has. These competitors also may have more experience in research and development, billing and collections, regulatory matters and manufacturing. Many of these companies, particularly those selling the traditional lipid panel test, offer tests or services that have been approved for third-party reimbursement. BHL’s current or potential competitors may use, or develop in the future, technologies that are superior to, or more effective than, BHL’s, which could make BHL’s tests noncompetitive or obsolete.

Failure to collect receivables, or to timely or accurately bill for our services, could have a material adverse effect on our business.

For the year ended December 26, 2009, our allowance for doubtful accounts charge was $30.1 million primarily due to the provision of BHL’s accounts receivable over 360 days outstanding and tests that have been denied for reimbursement. These balances were primarily due from patients. Any failure to improve our collections, or a further deterioration in our receivables, will harm our operating results and financial condition.

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

Missing or incorrect information on requisitions adds complexity to and slows the billing process, creates backlogs of unbilled requisitions, and generally increases the aging of accounts receivable and our allowance for doubtful accounts. We believe that a portion of our allowance for doubtful accounts is attributable to inaccurate billing information. Failure to timely or correctly bill may lead to our not being reimbursed for our services or an increase in the aging of our accounts receivable, which could harm our operating results and financial condition. Failure to comply with applicable laws and regulations relating to billing federal healthcare programs and private third-party payors could lead to various penalties, including: exclusion from participation in the Medicare program; asset forfeitures; civil and criminal fines and penalties; and the loss of various licenses, certificates and authorizations necessary to operate our business, any of which could harm our operating results and financial condition.

Our competitive position depends on maintaining our intellectual property protection.

Our ability to compete depends, in part, on our ability to protect our proprietary discoveries and technologies through obtaining and enforcing intellectual property rights, including patent rights, copyrights, trade secrets, and trademarks, and operating without infringing the intellectual property rights of others. Our ability to obtain patent protection for the inventions we make, including those relating to novel methods of diagnosing and/or treating diseases, is uncertain. The patentability of these and other types of biotechnology inventions involves complex factual, scientific, and legal questions. As a result, it is difficult to predict whether patents will issue or the breadth of claims that will be allowed in biotechnology patents. This may be particularly true with regard to the patenting of gene sequences, gene functions, genetic variations and methods of diagnosis of disease based on genetic variations. These types of gene patents have recently been challenged in a lawsuit filed by public interest groups. Future changes in policies or laws, or interpretations of these policies or laws, relevant to the patenting of biotechnology inventions could harm our patent position in the U.S. or other countries. Opposition to the protection of these inventions in the U.S. or other countries could result in stricter standards for obtaining or enforcing biotechnology patent rights.

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

Following the split-off from Life Technologies, Life Technologies may compete with us in our diagnostics business directly or enable others to compete with us by providing them access to its intellectual property, reagents, and technologies.

Life Technologies’ reagent and clinical laboratory testing service business in human diagnostics was historically operated exclusively through Celera. As a result, Life Technologies has not competed with us in this business, nor was it permitted to enable others to compete with us in the business by providing them access to its intellectual property, reagents, and technologies. Since the split-off, Life Technologies may directly compete with us or enable others to compete with us in human diagnostics, except that for a period of three years following the July 1, 2008 split-off date, Life Technologies, subject to specified exceptions, is restricted in its ability to supply any reseller with capillary electrophoresis sequencers for commercialization of human diagnostic tests outside of Asia, Africa, the Middle East and South America, nor is it able to itself commercialize these tests anywhere in the world for the same three year period. In addition, Life Technologies is restricted from supplying any third-party reseller with real-time instruments for use in the human in vitro diagnostics, or HIVD, field, unless the third party has obtained a license to Life Technologies real-time intellectual property in the field, although the third party cannot commercialize human diagnostic tests for specified conditions on these instruments for three years following the split-off date. Competition from Life Technologies in all other areas of our business may limit our success in expanding our product offerings into new areas and disease indications.

The restrictions on Life Technologies described above do not apply to the commercialization of an existing competing product (as specifically defined in the operating agreement between us and Life Technologies) acquired as part of an acquisition of a third party by Life Technologies, nor do they prohibit an acquiror of Life Technologies from continuing to commercialize an existing competing product following an acquisition. Accordingly, Life Technologies is not prohibited from continuing to commercialize existing competing products commercialized by Invitrogen prior to the Applied Biosystems/Invitrogen merger. We understand that Life Technologies has high resolution HLA typing products that might be characterized as existing competing products. In addition, Life Technologies may have existing competing products, that we are not aware of, that may not be subject to the restrictions described above.

Life Technologies is subject to a class action lawsuit relating to its offering of shares of Celera Group tracking stock in 2000 that may result in liabilities for which we have agreed to indemnify Life Technologies.

Life Technologies and some of its officers are defendants in a lawsuit brought on behalf of purchasers of Celera Group tracking stock in its follow-on public offering of Celera Group tracking stock completed on March 6, 2000. In the offering, Life Technologies sold an aggregate of approximately 4.4 million shares of Celera Group tracking stock at a public offering price of $225 per share. The lawsuit was commenced with the filing of several complaints in 2000, which have been consolidated into a single case which has been certified by the court as a class action. The consolidated complaint generally alleges that the prospectus used in connection with the offering was inaccurate or misleading because it failed to adequately disclose the alleged opposition of the Human Genome Project and two of its supporters, the governments of the U.S. and the U.K., to providing patent protection to our genomic-based products. The complaint also alleges that Life Technologies did not adequately disclose the risk that it would not be able to patent this data.

Under the terms of our separation agreement with Life Technologies, we agreed to indemnify Life Technologies for liabilities resulting from the class action suit described above, as well as other actions pending on the split-off date or that may arise in the future, to the extent such actions are ultimately determined to relate to or arise out of the Celera business, assets or liabilities, in each case, to the extent not covered by Life Technologies’ insurance. There is no limit on the maximum amount of monetary damages for which we may be required to indemnify Life Technologies for such suits. If plaintiffs in these suits are ultimately successful on the merits, the resulting liabilities for which Celera is responsible could have a material adverse impact on Celera’s business and financial condition.

The allocation of intellectual property rights between Life Technologies and us in connection with the split-off may harm our business.

Prior to the split-off from Life Technologies, we had access to all intellectual property owned or licensed by Life Technologies for use in the human diagnostics field. Under the separation agreement with Life Technologies, intellectual property developed by Celera or used primarily in our business was transferred to us on or prior to the split-off date. However, some intellectual property currently used in substantially all of our diagnostic products is also used by Life Technologies and has been retained by Life Technologies. All intellectual property that has been retained by Life Technologies and that is used in our diagnostic products is being made available to us through a master purchase agreement with Life Technologies. The early termination or failure to comply with the terms of the master purchase agreement or an increase in the prices for these goods and services after its expiration could harm our business. Also, we may need to obtain additional licenses from third parties for rights that were not transferred to us from Life Technologies. Our inability to obtain these licenses or to obtain these licenses on commercially acceptable terms could affect our ability to develop and sell some of our diagnostic products. Any change to our product development or production activities could harm our operating results and financial condition.

We may be subject to restrictions to preserve the tax-free treatment of the split-off and may not be able to engage in desirable acquisitions and other strategic transactions following the split-off.

Under the tax matters agreement and separation agreement that we have entered into with Life Technologies, to preserve the tax-free treatment of the split-off to Life Technologies, we may be subject to restrictions for the two-year period following the split-off on our ability to:

•	issue equity securities to satisfy financing needs;

•	acquire businesses or assets with equity securities; or

•	engage in mergers or asset transfers that could jeopardize the tax-free status of the split-off.

However, if Life Technologies were determined to be subject to tax on the distribution of the Celera Corporation common stock, we would no longer be subject to these restrictions. These restrictions may limit our ability to engage in new business or other transactions that may maximize the value of our business and may also discourage, delay or prevent a merger, change of control, disposition of our subsidiaries or divisions or other strategic transactions involving our issuance of equity.

The negotiation of the split-off agreements between us and Life Technologies were effected through discussions among Life Technologies employees, some of whom, following the split-off, became our employees but some of whom did not and may have remained as employees of Life Technologies, and without involvement in, or review of, the agreements by independent outside advisors to us or an independent Board of Directors of Celera.

Celera Corporation was formed to effect the split-off and has only operated as an independent company with an independent Board of Directors and independent advisors since July 1, 2008. The split-off agreements between us and Life Technologies were negotiated through discussions among Life Technologies employees, some of whom, following the split-off, became our employees but some of whom did not and may have remained as employees of Life Technologies, and without review by independent advisors to, or an independent Board of Directors of, our Company. Accordingly, the agreements may not reflect terms that would be as favorable to us as would have been negotiated by us if we had been an independent company or had been allowed access to independent advisors.

We may be required to record additional impairment of our long-lived assets, including goodwill and other intangible assets, and these impairment charges would adversely affect our operating results.

As of December 26, 2009, we had $116.3 million of goodwill on our balance sheet. This amount primarily represents the remaining excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At December 26, 2009, we also had $101.5 million of intangible assets, net on our balance sheet. As a result of a combination of factors, including broad economic pressures, and the effects of changing business conditions, an interim impairment review for goodwill and long-lived assets was triggered during the three months ended June 27, 2009, resulting in a charge of $15.7 million. Our stock price, which declined during the year ended December 26, 2009, is a significant factor in assessing our fair value for purposes of the goodwill impairment assessment. If our market capitalization remains below our carrying value for a sustained period, we may determine that our long-lived assets are further impaired. Valuation of our long-lived assets requires us to make assumptions about future sales prices and sales volumes for our products. These and other assumptions are used to forecast future cash flows. If actual market conditions differ or our forecasts change, we may be required to assess long-lived assets and could record an additional impairment charge. If we are required to record an additional impairment charge relating to goodwill or long-lived assets, such charges could harm our business, financial condition and results of operations.

We may be unable to operate profitably as a stand-alone company.

Celera had been a business unit of Life Technologies since we commenced operations until the date of the split-off, July 1, 2008. Celera has historically recorded net losses due, in part, to our investment in new technology and diagnostic product discovery and development, and therapeutic target discovery and drug development, as well as other investments required for the expansion of our business operations. We cannot assure you that we will be profitable as a stand-alone company.

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

We have a dispute with Life Technologies concerning the tax matters agreement entered into in connection with our separation from Life Technologies.

We believe that Life Technologies has materially breached the tax matters agreement entered into in connection with the split-off by eliminating a tax asset transferred to us. Other disputes may arise in connection with the parties’ obligations under the split-off agreements. Any legal proceedings on these matters may be expensive, take significant time and divert management’s attention from other business concerns.

We rely on independent healthcare providers, laboratories, and others to collect and process patient specimens.

We have a limited internal network of BHL employees and contractors who are able to collect blood specimens for us. We rely on independent healthcare providers and other clinical laboratories to collect and send to our laboratory for testing most of our clinical laboratory specimens and the information required for proper billing. Although we believe we pay our service providers fair market value consideration for specimen collection and processing services and in compliance with anti-kickback and anti-referral laws, legal restrictions prohibit us from paying additional consideration, such as a referral fee, for these services. Because these services are time-consuming and may not be a business priority for the companies and individuals we rely on to provide them, the fair market value consideration may not be sufficient incentive for them to continue providing these services. If we are unable to obtain or maintain needed collection and processing services, we would be unable to obtain patient samples for testing, which would harm our operating results and financial condition.

Some of our diagnostic research and product development programs require access to human tissue and/or blood samples, other biological materials, and related information, which may be in limited supply.

We may not be able to obtain or maintain access to human tissue, blood and other biological materials and information on acceptable terms, or may not be able to obtain needed consents from individuals providing tissue, blood, or other samples. In addition, government regulation in the U.S. and foreign countries could result in restricted access to, or use of, human tissue or blood samples or other biological materials. For example, the European Union Directive on Data Protection may restrict our access to human samples and related clinical data from countries of the European Union if we are not able to meet the required standard of privacy protection. If we lose access to sufficient numbers or sources of tissue or blood samples or other required biological materials, or if tighter restrictions are imposed on the use of related clinical or other information or information generated from tissue or blood samples or other biological materials, these research and development programs and our operating results and financial condition could be harmed. Also, the supply by Life Technologies of some goods and services used in our business is governed by the terms of the master purchase agreement we entered into at the split-off date, and Life Technologies no longer provides us with exclusive access to these goods and services. These differences may harm our operating results and financial condition.

If the split-off is determined to be taxable for U.S. federal income tax purposes, we and our stockholders could incur significant income tax liabilities, and we could be required to indemnify Life Technologies for taxes.

On June 18, 2008, Life Technologies received a tax opinion from Skadden, Arps, Slate, Meagher & Flom LLP to the effect that the split-off, together with certain related transactions necessary to effectuate the split-off, (i) should qualify under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code as an exchange that is tax-free to the Celera Group tracking stock holders, although in light of the then pending Invitrogen/Applied Biosystems merger there is a significant risk that the Internal Revenue Service (IRS) and a court could conclude to the contrary, and (ii) will be tax-free to Celera. The opinion relies on certain facts, assumptions, representations and undertakings, including those relating to the pre or post split-off activities of Life Technologies and Celera. Actions taken by Life Technologies or us that are inconsistent with such facts, assumptions, representations or undertakings could result in the split-off being treated by the IRS as a taxable transaction. The IRS is not bound by the opinion and could determine that the split-off should be treated as a taxable transaction if it determines that any of these facts, assumptions, representations or undertakings is not correct or has been violated by either Celera or Life Technologies as a result of pre or post split-off activity, or if it disagrees with the conclusions in the opinion.

If the split-off fails to qualify for tax-free treatment, Life Technologies would be subject to tax as if it had sold the Celera Corporation common stock in a taxable sale at fair market value, and our initial public stockholders, the former holders of Celera Group tracking stock whose stock was redeemed in exchange for shares of our common stock in the split-off, should recognize either (A) gain or loss equal to the difference between the fair market value of the shares of Celera Corporation common stock received and the holder’s tax basis in the Celera Group tracking stock redeemed in exchange for the shares of Celera Corporation common stock or (B) in certain circumstances, a distribution equal to the fair market value of the shares of Celera Corporation common stock received, which should be taxed (i) as a dividend to the extent of such holder’s pro rata share of Life Technologies’ current and accumulated earnings and profits, then (ii) as a non-taxable return of capital to the extent of such holder’s tax basis in the Celera Group tracking stock redeemed, and finally (iii) as capital gain with respect to the remaining value. Under the tax matters agreement between Life Technologies and us, we would generally be required to indemnify Life Technologies against any tax resulting from the exchange if the tax resulted from:

•	an issuance of our equity securities, a redemption of our equity securities, or our involvement in other acquisitions of our equity securities,

•	other actions or failures to act by us, or

•	any of our representations or undertakings being incorrect and violated.

Our indemnification obligations to Life Technologies and its subsidiaries, officers and directors are not limited by any maximum amount. If we are required to indemnify Life Technologies or any other person under the circumstances set forth in the tax matters agreement, we may be subject to substantial liabilities.

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

The clinical laboratory testing industry is highly regulated and there can be no assurance that the regulatory environment in which we operate will not change significantly and adversely in the future. In particular, there is risk of healthcare reform or other legislative activity in the near future, which may result in changes in the regulatory or payor environment that may adversely affect our business. Areas of the regulatory environment that may affect our ability to conduct business include, without limitation:

•	federal and state laws applicable to billing and claims payment;

•	federal and state laboratory anti-mark-up laws;

•	federal and state anti-kickback laws;

•	federal and state false claims laws;

•	federal and state self-referral and financial inducement laws, including the federal physician anti-self-referral law, or the Stark Law;

•	coverage and reimbursement levels by Medicare and other governmental payors and private insurers;

•	federal and state laws governing laboratory licensing and testing, including CLIA;

•	federal and state laws governing the development, use and distribution of diagnostic medical tests known as laboratory developed tests or “LDTs”;

•	the Health Insurance Portability and Accountability Act of 1996, or HIPAA, along with the revisions to HIPPA as a result of the HITECH Act, and analogous state laws;

•	federal, state and foreign regulation of privacy, security, electronic transactions and identity theft;

•	federal, state and local laws governing the handling and disposal of medical and hazardous waste;

•	Occupational Safety and Health Administration rules and regulations; and

•	changes to other federal, state and local laws, including tax laws.

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

In February 2009, President Obama signed into law economic stimulus legislation known as the “American Recovery and Reinvestment Act of 2009” (ARRA). Title XIII of the ARRA, also known as the Health Information Technology for Economic and Clinical Health (HITECH) Act, contains extensive revisions to HIPAA. The changes to HIPAA include new restrictions on the use of PHI without an individual’s written authorization, a new requirement to account for routine disclosures of PHI held in an electronic health record, a requirement to notify individuals of breaches to their PHI, new rights of a state attorney general to enforce HIPAA violations, extension of certain HIPAA privacy and security law provisions and penalties to business associates of covered entities, and significantly increased penalties for violations of the law. These changes are significant and have required, and will continue to require, investment and management attention. In addition, since several of the provisions contemplate future adoption of implementing regulations, we cannot at this time determine the full extent to which these changes will impact our business, or how much it will cost us to comply in total.

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

A number of esoteric tests that are developed and validated internally at BHL are first offered as laboratory developed tests or “LDTs.” The FDA maintains that it has authority to regulate the development and use of LDTs as diagnostic medical devices under the Federal Food, Drug and Cosmetic Act but to date has decided not to exercise its authority with respect to most LDTs performed by high complexity CLIA-certified laboratories as a matter of enforcement discretion. A portion of BHL’s diagnostic tests are LDTs for which it has not obtained FDA premarket clearance or approval. The FDA regularly considers the application of additional regulatory controls over the sale of ASRs and the development and use of LDTs by laboratories such as ours. Further, the FDA has been petitioned to exercise regulatory authority over certain LDTs and to initiate enforcement action against companies that make effectiveness claims about LDTs that are without sufficient analytical and clinical support. Based on recent comments, the FDA is expected to look at the sale and use of LDTs with heightened scrutiny or modify its regulatory approach with respect to LDTs. If FDA regulation of LDTs increases or if regulation of the various medical devices used in laboratory-developed testing ensues, it would lead to an increased regulatory burden, which may prevent or hinder us from marketing current products or services and developing new products or services, and could harm our operating results and financial condition.

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

A portion of our workforce has unionized, and our operations may be adversely affected by increased labor costs, work stoppages or strikes.

On February 16, 2010, our clinical laboratory scientists (21 employees) elected to be represented by the Office & Professional Employees International Union, Local 29. We are in the process of negotiating with the union for the terms of a collective bargaining agreement. The outcome of the negotiations may not be favorable to us. We may reach agreements in collective bargaining that increase our operating expenses and harm our operating results as a result of higher wages or benefits expenses. In addition, negotiations could divert management attention and disrupt operations, which may adversely affect our operating results. If we are unable to negotiate a satisfactory collective bargaining agreement, we could be involved in a labor dispute or strike that could lead to a shutdown in BHL’s clinical laboratory and harm our operating results and financial condition.

We rely on single suppliers or a limited number of suppliers of instruments, key components of our products and a test kit used in our clinical laboratory testing services.

Several key components of our diagnostic products and a test kit used in our clinical laboratory testing services come from, or are manufactured for us by, a single supplier or a limited number of suppliers, including Life Technologies. Key components of our diagnostic products include enzymes, fluorescent dyes, phosphoramidites, and oligonucleotides. We acquire some of these and other key components on a purchase-order basis, meaning that the supplier is not required to supply us with specified quantities over any set period of time or set aside part of its inventory for our forecasted requirements. We have not arranged for alternative supply sources for some of these components should suppliers become unable to meet our demand or become unwilling to do so on terms that are acceptable to us. It may be difficult, if not impossible, to find alternative suppliers, especially to replace enzymes, fluorescent dyes, phosphoramidites, and oligonucleotides. In addition, we rely on single source suppliers, particularly Life Technologies, to provide instruments, associated software, and consumables for use in our products business. We obtain Lp-PLA2 test kits, known as PLAC® test kits, used in our clinical laboratory testing services from a single supplier — diaDexus, Inc., or diaDexus. To our knowledge, diaDexus is the only supplier of PLAC® test kits used in clinical laboratory testing in the United States, and, therefore, it is possible that no alternative supply source would be available should diaDexus become unable to provide a sufficient number of these kits to meet our demand or become unwilling to do so on acceptable terms. There can be no assurance that diaDexus will be able to meet our demand for these kits in the future or sell these test kits to us on acceptable terms. If we are unable to obtain Lp-PLA2 tests kits from diaDexus, our Lp-PLA2 test revenue will be impacted.

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

We expect BHL’s lawsuit against Health Diagnostic Laboratory, Inc. and certain former employees of BHL to divert management’s attention and involve significant costs, and the actions of these defendants have adversely affected and may continue to adversely affect BHL’s business.

On January 14, 2010, BHL filed a complaint seeking injunctive relief and damages in the United States District Court for the Eastern District of Virginia against Health Diagnostic Laboratory, Inc. and certain former employees of BHL. In the litigation, BHL has asserted a number of claims against the defendants, including claims for misappropriation of trade secrets and interference with BHL’s client relationships. The defendants’ activities have been concentrated in the Southeast, which historically has been the highest-volume sales territory for BHL. The Court issued a temporary restraining order in this matter which, among other things, restricted the individual sales representative defendants from soliciting certain BHL physician clients and imposed restrictions on the defendants from soliciting BHL employees for employment. The temporary restraining order was replaced by a consent order agreed to by the parties that remains in effect until trial, which is scheduled for May 10-12, 2010. The cost of litigation and the amount of management time associated with this litigation has been, and is expected to continue to be, significant. The outcome of litigation is inherently uncertain, and we cannot be sure that BHL will prevail. Regardless of the outcome of this lawsuit, the activities of the defendants have adversely affected and may continue to adversely affect BHL’s business due to lost business from accounts serviced by the former sales representatives identified in the litigation, and are expected to harm our operating results and financial condition.

Our success will depend on our ability to retain our key employees.

One of our primary assets is our highly skilled personnel. These personnel could leave us and thereby deprive us of the skill and knowledge essential for performance of our existing and new business. The overall level of benefits and compensation offered to employees of Celera may be less than that of our competitors. If any of our key personnel leaves, it could harm our operating results and financial condition.

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

Our scientific discoveries of an association between certain genetic variants and risk for disease or drug response may not be replicated in studies by other investigators. As examples, a recent publication stated that the KIF6 gene variant did not associate with coronary artery disease, or CAD, or myocardial infarction in subjects with CAD in the Ottawa Heart Study, and a presentation at the annual meeting of the American Heart Association in 2009 claimed that KIF6 carriers were not associated with increased risk for major vascular events (MVE) or response to simvastatin in a preliminary analysis of the Heart Protection Study (HPS). Non-replication might be due to a variety of reasons including: studies that are statistically under-powered to find such an association; limitations common to case-control studies, such as the absence of fatal myocardial infarctions in cases; analysis of a different clinical endpoint (such as CAD or MVE) than was done in our studies; and the absence of clinical information on underlying drug use in the patients studied, and statin use in the placebo arm of the HPS. Reports on non-replication, whatever the cause, may negatively affect the acceptance of our diagnostic products and testing services by the medical community and customers, and could harm our operating results and financial condition.

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

We no longer have early access to Life Technologies’ instrumentation, reagents, and technologies for use in our diagnostic products and services.

Prior to the split-off from Life Technologies, we had access to Life Technologies’ instrumentation, reagents and technologies before they were made available to unaffiliated third parties. This early access provided a competitive advantage to us in developing our products business. After the split-off, our business relationship with Life Technologies is similar to that of any other customer. This change in access to new technologies could harm our competitive position.

We do not manufacture the instruments used for our diagnostics products and thus are reliant on third parties for their supply. Life Technologies is the manufacturer of the instruments used to perform certain of our tests including our ViroSeqTM HIV-1 Genotyping System and HLA products. The instruments supplied by Life

Technologies are Research Use Only instruments. The FDA now requires that diagnostic products such as these be submitted as systems that include an IVD instrument. We have been in discussions with Life Technologies and other parties for access to a next generation capillary electrophoresis sequencing instrument that may be developed under requirements needed to achieve FDA clearance or approval for our HLA sequencing products as well as new and next-generation sequencing products for U.S. commercialization. We have not reached agreement on this matter and may not in the future. Failure to reach agreement with Life Technologies on access to a suitably developed instrument and the required documentation to support an FDA submission for such products, or another instrument manufacturer with a suitable instrument or that is willing to work with us, could lead to our inability to sell such products that run on capillary electrophoresis sequencing instruments in the U.S.

The historical financial information of Celera prior to our split-off from Life Technologies may not be representative of our results as an independent entity, and, therefore, may not be reliable as an indicator of our historical or future results as an independent entity.

The historical financial information we have included in this Annual Report on Form 10-K for the years ended June 30, 2008 and 2007, may not reflect what our results of operations, financial position and cash flows would have been had we been an independent entity during the period. This is because, in part, the financial information reflects allocations for services provided to Celera by Life Technologies. These allocations may not reflect the costs we incur for similar or incremental services as an independent entity.

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

We have changed our sales and marketing strategy for our clinical laboratory testing services, and our new strategy could harm our revenues.

We believe that growing our clinical laboratory services requires changes to our sales and marketing strategy, including our approach to developing local market territories, selling non-blood based genetic testing services to accounts on a more disbursed basis and using telephone and internet technology to deliver our services. These changes may harm the business we currently receive from our existing accounts, may not be successful in generating business from new accounts and may cost more to implement than we anticipate.

Our rights under the split-off agreements we have with Life Technologies may be less favorable to us than if we had remained a business segment of Life Technologies and the terms of our master purchase agreement we have with Life Technologies may be less favorable to us than if it had been negotiated with an unaffiliated third party.

The terms of the split-off agreements we have with Life Technologies may be less favorable to us than if we remained part of Life Technologies. For example, some of the intellectual property rights are being made available to us on a non-exclusive basis through the master purchase agreement, which also covers materials currently provided to us by Life Technologies used in our products and services and research and development, as well as future Life Technologies materials. The master purchase agreement provides for price increases for materials and components during each year of the agreement after the one year anniversary subject to a combination of the Producer Price Index and Employment Cost Index. This could result in us paying more for these products than if we remained part of Life Technologies. In addition, Life Technologies has licensed to us specified intellectual property rights which we and Life Technologies will seek to license to various third parties in the human in vitro diagnostics field. Revenues from these third-party licenses will be shared equally between us and Life Technologies. This could result in us receiving less from these licenses than if we remained part of Life Technologies.

In addition, we negotiated our split-off agreements, including our master purchase agreement, with Life Technologies. Had these agreements been negotiated with unaffiliated third parties, their terms might have been more favorable to us.

Our separation agreement with Life Technologies requires us to indemnify Life Technologies for specified liabilities, including liabilities relating to the Celera business, specified litigation and one-half of any liabilities resulting from the split-off.

Under the terms of our separation agreement with Life Technologies, we have agreed from and after the split-off date to indemnify Life Technologies for indemnifiable losses relating to or resulting from, among other things:

•	the failure to satisfy or otherwise discharge liabilities of Celera;

•	our assets and liabilities;

•	our failure to observe our obligations under the separation agreement or our other split-off agreements with Life Technologies from and after the split-off date;

•

the class action lawsuit relating to Life Technologies’ offering of shares of Celera Group tracking stock in 2000, as well as other actions pending on the split-off date or that may arise in the future, to the extent such actions are ultimately determined to relate to or arise out of the Celera business, assets or liabilities;

•	one-half of liabilities resulting from the split-off, the separation agreement and/or the registration statement filed in connection therewith; and

•

liabilities resulting from the oversight and/or management of the businesses and affairs of Life Technologies or one or both of Celera or Life Technologies prior to the split-off, but only to the extent that such liabilities arise out of or relate to the businesses, assets or liabilities of Celera prior to the split-off or Celera benefited from such oversight and/or management prior to the split-off, in each case to the extent not covered by Life Technologies’ insurance.

There is no limit on the maximum amount of monetary damages for which we may be required to indemnify Life Technologies under the separation agreement. As a result, successful indemnification claims could harm our financial condition and results of operations.

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

We derive revenues from our licensees’ and partners’ product sales under a number of agreements. Such agreements include our royalty agreement with Abbott, our small molecule sale agreements and our intellectual property license agreements. In addition, we derive licensing revenues from intellectual property licensed from Life Technologies to third parties in the human diagnostics field. Even if these licensees and partners perform their obligations as required by these agreements, their ability to develop, manufacture and commercialize products successfully is uncertain. Since the royalties payable to us under these agreements generally depend on our licensees’ and partners’ sales of their products, which are not within our control, their failure in commercializing their products or maintaining or increasing the sales volumes of their products may harm our operating results and financial condition. In addition, certain of these intellectual property license agreements permit our licensees to pay us an upfront license fee over a period of time during which they have the right to terminate the agreements. In the event that a licensee terminates its license agreement before the upfront license fee is paid in full, we will not be paid any remaining license fee.

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

Potential clinical trials of product candidates may not begin on time, may not be completed on budget or schedule, or at all, or may not be sufficient for registration of the products or result in products that can receive necessary clearances or approvals. Numerous unforeseen events during, or as a result of, clinical testing could delay or prevent commercialization of our or our collaborators’ or licensees’ diagnostic product candidates. Diagnostic product candidates that appear to be promising at early stages of development or early clinical trials may later be found to be unsafe, ineffective, or to have limited medical value. If we are unable to successfully complete clinical trials for diagnostic product candidates, our operating results and financial condition would be harmed.

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

If these types of transactions are pursued, it may be difficult for us to complete these transactions quickly and to integrate these acquired operations efficiently into our current business operations. Any acquisitions, investments or other strategic relationships and alliances by us may ultimately harm our business and financial condition. In addition, future acquisitions may not be as successful as originally anticipated and may result in impairment charges. We have incurred these charges in recent years in relation to acquisitions. For example, since the year ended June 30, 2002 we have incurred charges for impairment of goodwill, intangibles and other assets and other charges of $30.4 million related to our acquisition of Paracel, Inc. During the years ended June 30, 2007 and 2006, we incurred charges totaling $28.8 million for severance and benefit costs and asset impairments relating to our acquisition of Axys Pharmaceuticals, Inc., and our subsequent decision to partner or sell our small molecule drug discovery and development programs. Additionally, during the second quarter of 2009, we incurred charges of $15.7 million for the impairment of trade names related to our acquisition of BHL and Atria.

In the event we need to obtain financing to complete an acquisition, investment or other strategic relationship or alliance, we will have to do so on a stand-alone basis without reliance on Life Technologies’ overall balance sheet. The cost to us of stand-alone financing may be materially higher than the cost of financing that we might have obtained as part of Life Technologies, and we may not be able to secure adequate debt or equity financing on desirable terms. Also, under our tax matters agreement and separation agreement with Life Technologies, to preserve the tax-free treatment of the split-off to Life Technologies, for the two-year period following the split-off we may be subject to restrictions on our ability to issue equity securities to satisfy financing needs, acquire businesses or assets with equity securities or engage in mergers or asset transfers that could jeopardize the tax-free status of the split-off. These restrictions may limit our ability to engage in these transactions (though if Life Technologies were determined to be subject to tax on the distribution of our common stock, we would no longer be subject to these restrictions).

In addition, subject to these potential restrictions, acquisitions and other transactions may involve the issuance of a substantial amount of our common stock without the approval of our stockholders. Any issuances of this nature could be dilutive to our stockholders.

The market price and trading volume of our common stock has been volatile and may face negative pressure.

Our common stock issued in the split-off traded publicly for the first time following the split-off. The market price of our common stock from July 1, 2008 through December 26, 2009 has been volatile, ranging from a high of $17.56 to a low of $5.03.

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

Location	Approx. Floor Area in Sq. Ft.	Expiration Date of Lease	Principal Use	Business Segment (1)
Alameda, CA	48,000	2011	Manufacturing and administration	Products, Corporate
Alameda, CA	28,000	2011	Research and administration	Products, Corporate
Alameda, CA	40,000	2014	Clinical laboratory	Lab Services
Burlingame, CA	20,000	2010	Administration	Lab Services
South San Francisco, CA (2)	44,000	2025	Administration	Corporate, Lab Services
South San Francisco, CA	11,000	2011	Manufacturing	Products

(1)	For definitions of our business segments, refer to Note 22 to our consolidated financial statements.

(2)	We were previously seeking a buyer for the long term ground lease for this facility located in South San Francisco. Due to business needs, we now expect to use the facility for Administration purposes when our Burlingame lease expires.

We also lease, through 2011, an 85,000 square foot facility in Pasadena, California, which was previously used for our Paracel, Inc. operations. We have vacated all of the space in this facility and have subleased substantially all of the vacated space. In addition, we have vacated our Rockville, MD facility, the lease for which expires in 2010.

ITEM 3.	LEGAL PROCEEDINGS

We have from time to time been involved in various lawsuits, arbitrations, investigations, and other legal actions. These legal actions have involved, for example, commercial, intellectual property, securities, and employment matters. We believe that we have meritorious defenses against the claims currently asserted against us and intend to defend them vigorously. In cases where we are the plaintiff, we believe we have valid claims and intend to pursue our rights. However, the outcome of legal actions is inherently uncertain, and we cannot be sure that we will prevail in our defense of claims currently asserted against us or in our pursuit of claims made by us.

In addition to legal actions to which we are a party, we may be required under our separation agreement with Life Technologies to indemnify Life Technologies for damages, costs and other liabilities incurred by Life Technologies relating to existing and future lawsuits, arbitrations, investigations, and other legal actions to which Life Technologies is or may become a party, to the extent related to our business. For more information, see the sections entitled “Risk Factors — Life Technologies is subject to a class action lawsuit relating to its offering of shares of Celera Group tracking stock in 2000 that may result in liabilities for which we have agreed to indemnify Life Technologies,” and “Risk Factors — Our separation agreement with Life Technologies requires us to indemnify Life Technologies for specified liabilities, including liabilities relating to the Celera business, specified litigation and one-half of any liabilities resulting from the split-off.”

Cornell Research Foundation

At December 26, 2009, Cornell Research Foundation (CRF) and Life Technologies were parties to an arbitration proceeding as a result of CRF’s allegations of breach of an exclusive license agreement by Life Technologies. CRF alleged, among other things, that past royalties were owed on certain Celera products, and that Life Technologies granted an unauthorized sublicense to a third party. The parties to the arbitration, and Celera, entered into a definitive settlement agreement regarding this matter in February 2010. As part of this settlement, Celera agreed to pay CRF an undisclosed amount, which had been substantially reserved for in the quarter ended September 26, 2009. In addition, Celera entered into a new patent sublicense agreement with Life Technologies.

Health Diagnostic Laboratory, Inc.

On January 14, 2010, BHL filed a Complaint for Temporary, Preliminary and Permanent Injunctive Relief and For Damages in the United States District Court for the Eastern District of Virginia against Health Diagnostic Laboratory, Inc. and several individual defendants. The individual defendants are all former employees of BHL. In the litigation, BHL has asserted a number of contractual, tort and statutory claims against the defendants, including claims for misappropriation of trade secrets and tortious interference with BHL’s client relationships. The defendants’ activities have been concentrated in the Southeast, which historically has been the highest-volume sales territory for BHL.

On January 28, 2010, the Court issued a temporary restraining order in this matter which, among other things, restricted the individual defendants from soliciting certain BHL physician clients. The temporary restraining order expired by its terms on February 8, 2010. On February 3, 2010, the Court entered a Consent Order that was agreed by the parties that is to remain in effect until trial, which is scheduled for May 10-12, 2010.

National Institutes of Health

On May 15, 2008, we received a letter from the National Institutes of Health, or NIH, following up on previous correspondence and discussions and requesting that we enter into a license agreement with the NIH for its U.S. Patent No. 5,252,477 in connection with our ViroSeqTM HIV-1 Genotyping System, and that we pay royalties in respect of all of our past sales of this product (which NIH alleged to be approximately $1.9 million), and in respect of future sales of this product. Although we have had discussions with the NIH on this matter, we continue to believe that the NIH’s patent is not applicable to our ViroSeq HIV-1 Genotyping System and that the NIH is not entitled to any royalties from the sale of this product.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

As of February 26, 2010, we had 4,429 shareholders of record. The last reported sale price of our common stock on the NASDAQ Stock Market on December 24, 2009 (the last trading day before our period end) was $6.83 per share.

The following summarizes the high and low sales prices per share of our common stock for the four quarters in the year ended December 26, 2009 and the two quarters in the period ended December 27, 2008:

	High	Low
Three months ended December 26, 2009	$6.88	$5.97
Three months ended September 26, 2009	$8.04	$5.42
Three months ended June 27, 2009	$8.76	$6.87
Three months ended March 28, 2009	$11.71	$5.03
Three months ended December 27, 2008	$16.00	$7.72
Three months ended September 27, 2008	$17.56	$10.86

The information under the caption “Equity Compensation Plan Information” in Part III, Item 12 of this Annual Report on Form 10-K is incorporated herein by reference.

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

Performance Graph (1)

The graph below compares cumulative shareholder returns for the Company as compared with the NASDAQ Composite Index and the NASDAQ Biotechnology Index for the period from July 1, 2008 (the date Celera Corporation common stock began trading on the NASDAQ Stock Market) to December 26, 2009. The graph assumes an investment of $100 as of July 1, 2008.

The following summarizes the cumulative total return at December 26, 2009 and December 27, 2008 assuming an investment of $100 as of July 1, 2008.

	July 1, 2008	December 27, 2008	December 26, 2009
Celera Corporation	$100	$90	$59
NASDAQ Composite Index	$100	$66	$99
NASDAQ Biotechnology Index	$100	$89	$105

(1)	This section is not “soliciting material,” is not deemed “filed” with the SEC, is not subject to the liabilities of Section 18 of the Exchange Act and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Issuer Purchases of Equity Securities

This table provides information about our purchases of Celera Corporation common stock during the last quarter of the year ended December 26, 2009:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
September 27, 2009 - October 24, 2009	233	$8.79	—	—
October 25, 2009 - November 21, 2009	1,572	$6.19	—	—
November 22, 2009 - December 26, 2009	818	$6.53	—	—

Total	2,623	$6.53	—	—

(1)	During the last quarter of the year ended December 26, 2009, we repurchased 2,623 shares of our common stock, at an average price of $6.53, to satisfy tax obligations upon the vesting of restricted stock units under the 2008 Stock Incentive Plan. We may make similar repurchases in the future to satisfy employee tax obligations upon the vesting of restricted stock.

ITEM 6.	SELECTED FINANCIAL DATA

In July 2008, we changed our fiscal year from a June 30 fiscal year end to a 52 or 53 week fiscal year generally ending on the last Saturday in December. The following table sets forth selected financial data for the years ended December 26, 2009 and December 27, 2008, the six months ended December 27, 2008, and the four years ended June 30, 2008, 2007, 2006 and 2005. The selected historical consolidated financial information has been adjusted to show our historical financial condition and results of operations as though we were a separate company as of the dates and for the periods presented. We have derived the selected historical statements of financial position information as of December 26, 2009, December 27, 2008, June 30, 2008 and June 30, 2007 and the statements of operations data for the year ended December 26, 2009, the six months ended December 27, 2008, and the years ended June 30, 2008, 2007 and 2006 from our audited financial statements included in this Annual Report on Form 10-K and in our Transition Report on Form 10-KT filed with the SEC on March 25, 2009. We have derived the selected financial data as of and for the year ended December 27, 2008 from historical unaudited financial information. We have derived the selected historical statements of financial position information as of June 30, 2006 and the statements of operations data for the year ended June 30, 2005 from our audited financial statements included in our Form S-1 Registration Statement filed with the SEC on June 19, 2008. The statements of financial position data as of June 30, 2005 have been derived from historical unaudited financial information.

The information in the following table is derived from the consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, consistently applied, except for a new accounting standard related to share-based payments, which we adopted on July 1, 2005, and a Financial Accounting Standards Board (FASB) interpretation related to uncertainty in income taxes, which we adopted on July 1, 2007, as discussed in Note 15 to our consolidated financial statements.

In October 2007, we acquired all of the outstanding capital stock of Berkeley HeartLab, Inc., and substantially all of the assets of Atria Genetics, Inc., as discussed in Note 3 to our consolidated financial statements.

You should read this selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The historical financial information for the years ended June 30, 2008, 2007, 2006 and 2005 may not be representative of our results as an independent entity and, therefore, may not be reliable as an indicator of our historical or future results.

(Dollar amounts in millions except per share amounts)	Years ended		Six months ended December 27, 2008 (c)	Years ended June 30,
	December 26, 2009 (a)	December 27, 2008 (b)		2008 (d)	2007 (e)	2006 (f)	2005 (g)
Net revenues	$167.1	$175.2	$93.1	$138.7	$43.4	$46.2	$66.5
Net loss	(32.7)	(124.6)	(13.1)	(110.5)	(20.6)	(63.6)	(78.0)
Net loss per share
Basic and diluted	(0.40)	(1.56)	(0.16)	(1.39)	(0.26)	(0.84)	(1.06)
Cash, cash equivalents and short-term investments	326.4	316.5	316.5	335.0	564.8	573.4	672.4
Total assets	638.2	667.9	667.9	678.8	782.7	790.0	920.7

The periods presented included the following transactions that impact comparability:

(a)	The year ended December 26, 2009 included the following pre-tax items: amortization of purchased intangible assets of $10.2 million; severance and related costs of $3.2 million; other employee-related charges, asset impairments and other costs of $1.1 million; a charge for the settlement of a legal matter of $1.4 million; the impairment of intangible assets of $15.7 million; and accretion of discount related to a long-term receivable of $0.9 million. Discrete tax benefits of $8.9 million were recognized due to an election to carry back net operating losses under new tax legislation and benefits associated with unrealized gains on investments.

(b)	The year ended December 27, 2008 included the following pre-tax items: amortization and impairment of purchased intangible assets of $10.4 million; severance and related costs of $2.1 million; costs associated with the split-off from Life Technologies of $3.7 million; other employee-related charges, asset impairments and other costs of $3.0 million; gain on the settlement of a legal matter of $1.1 million; loss on investments of $6.3 million; and interest expense of $6.0 million related to the discounting of a long-term receivable to its present value. Discrete tax charges of $98.7 million were recognized primarily due to the recognition of a valuation allowance following the split-off from Life Technologies.

(c)	The six months ended December 27, 2008 included the following pre-tax charges: amortization and impairment of purchased intangible assets of $5.4 million; employee-related charges including severance costs of $2.3 million; impairment of short-term investments of $3.2 million; and interest expense of $6.0 million related to the discounting of a long-term receivable to its present value.

(d)	The year ended June 30, 2008 included the following pre-tax items: amortization of purchased intangible assets of $7.1 million; severance costs of $2.1 million; costs associated with the split-off from Life Technologies of $3.7 million; other employee-related charges, asset impairments and other costs of $1.2 million; gain on the settlement of a legal matter of $1.1 million; and the impairment of a minority equity investment of $3.1 million. Discrete tax charges of $98.7 million were recognized primarily due to the recognition of a valuation allowance following the split-off from Life Technologies.

(e)	The year ended June 30, 2007 included the following pre-tax items: revenue from the sale of a small molecule drug discovery and development program of $2.5 million; severance costs of $0.5 million; property impairment costs of $6.8 million; litigation costs of $3.5 million; a benefit of $0.6 million for a reduction in anticipated employee-related costs associated with severance and benefit charges recorded in the year ended June 30, 2006; and a gain on the settlement of a legal matter of $2.4 million. Discrete tax benefits of $1.4 million were recognized due to R&D tax credits.

(f)	The year ended June 30, 2006 included the following pre-tax items: revenue from the sale of small molecule drug discovery and development programs of $8.6 million; amortization of purchased intangible assets of $1.1 million; costs associated with the exit from the small molecule drug discovery and development programs of $26.2 million; a charge on the settlement of a legal matter of $0.7 million; and gains on the sale of minority equity investments of $7.6 million.

(g)	The year ended June 30, 2005 included the following pre-tax charges: amortization of purchased intangible assets of $2.9 million; and employee-related charges, asset impairments and other costs of $2.6 million. Discrete tax benefits of $2.2 million were recognized due to R&D tax credits.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following management’s discussion and analysis is to provide an overview of the business of Celera to help facilitate an understanding of significant factors influencing our historical operating results, financial condition, and liquidity and also to convey our expectations of the potential impact of known trends, events, or uncertainties that are reasonably likely to impact our future results. The following should be read in conjunction with our consolidated financial statements and related notes. Historical results and percentage relationships are not necessarily indicative of operating results for future periods.

Business Overview

We are a healthcare business focusing on the integration of genetic testing into routine clinical care through a combination of products and services incorporating proprietary discoveries. We are organized into three reporting segments: a clinical laboratory testing service business (Lab Services); a products business (Products); and a segment that includes other activities under corporate management (Corporate). Our Lab Services business, conducted through Berkeley HeartLab, Inc. (BHL), offers a broad portfolio of clinical laboratory tests and disease management services designed to help physicians improve cardiovascular disease treatment regimens for their patients. Our Products business develops, manufactures, and oversees the commercialization of molecular diagnostic products. Most of this business is conducted through distribution and royalty agreements with Abbott Molecular, a subsidiary of Abbott Laboratories. Our Corporate segment includes revenues from royalties, licenses, funded collaborations and milestones related to the licensing of certain intellectual property and from our former small molecule and proteomic programs.

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

In November 2008, Applied Biosystems merged with Invitrogen Corporation to form a new company, Life Technologies Corporation (Life Technologies). The contractual and commercial relationships we had with Applied Biosystems are now held with Life Technologies as successor to Applied Biosystems. Applied Biosystems is referred to as Life Technologies in this Annual Report on Form 10-K and our original contractual relationships with Applied Biosystems are referred to as contractual relationships with Life Technologies, its successor.

Prior to the split-off, we received substantial administrative services and management from Life Technologies, and engaged in some related-party transactions with Life Technologies. We also benefited from free access to all of Life Technologies’ technology and know-how, and license agreements that Life Technologies had entered into with third parties related to intellectual property.

Although we are now an independent public company, we continue to have contractual and commercial relationships with Life Technologies. We entered into a separation agreement and several related agreements with Life Technologies in connection with the split-off. These agreements govern our relationship with Life Technologies after the split-off and provide for the allocation of employee benefit, tax and certain other liabilities and obligations attributable to periods before the split-off. These agreements also include arrangements with respect to intellectual property and a number of ongoing commercial relationships.

Basis of Presentation

Prior to the split-off, Celera was a reportable segment of Life Technologies and our financial information was included in Life Technologies’ consolidating financial information. Our consolidated financial statements prior to July 1, 2008 include the assets and liabilities of Life Technologies that were specifically attributed to us.

Following the split-off, on July 1, 2008, we became a stand-alone company with our own consolidated financial statements. As a result, the comparability of certain items has been affected, including stockholders’ equity.

In October 2007, we acquired all of the outstanding capital stock of BHL, and substantially all of the assets of Atria Genetics Inc. (Atria), as discussed in Note 3 to our consolidated financial statements. The results of these operations have been included in our consolidated financial statements from the date of their acquisition.

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements and related disclosures, which have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. All significant intracompany transactions and balances have been eliminated in consolidation.

Fiscal Year Change

In July 2008, our Board of Directors approved a change of the Company’s fiscal year from a June 30 fiscal year end to a 52 or 53 week fiscal year generally ending on the last Saturday in December. We filed a Transition Report on Form 10-KT with the SEC on March 25, 2009 to report our results for the six months ended December 27, 2008. This Annual Report on Form 10-K is for the year ended December 26, 2009.

Business Developments

In February 2010, BHL’s CLIA-registered laboratory was accredited by the College of American Pathologists.

In February 2010, we established an agreement under which QIAGEN will distribute a Celera molecular multiplex assay. The assay is the next generation version of QIAGEN’s ResPlex II assay for detection of respiratory pathogens.

In February 2010, BHL entered into a national contract with Aetna, which has approximately 16 million members, for BHL’s test services.

In January 2010, we licensed our KIF6 discoveries to the University of California on behalf of its San Francisco Campus (UCSF). Under the terms of the agreement, UCSF will be allowed to develop and perform its own KIF6 test for three years in California.

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

In January 2009, Life Technologies granted licenses to two life science companies under its patents relating to real-time technology in the human in vitro diagnostics field. Under our agreement with Life Technologies, revenues from these third-party licenses are shared between us and Life Technologies. We recorded $6.8 million in license fees for the year ended December 26, 2009 and expect to record a further $1.5 million in the quarter ending March 27, 2010.

Litigation Developments

In January, 2010, BHL filed a complaint seeking injunctive relief and damages in the United States District Court for the Eastern District of Virginia, against Health Diagnostic Laboratory, Inc. (HDL) and several former employees of BHL, including five sales representatives who left the Company on January 1, 2010, and two former laboratory employees. In the litigation, BHL has asserted a number of contractual, tort and statutory claims against the defendants, including claims for misappropriation of trade secrets and tortious interference with BHL’s client relationships. The defendants’ activities have been concentrated in the Southeast, which historically has been the highest-volume sales territory for BHL.

We anticipate an impact of approximately $12 - $15 million on 2010 revenues as a result of the expected loss of business from accounts serviced by the sales representatives identified in the HDL litigation.

Critical Accounting Estimates

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. In preparing these statements, we are required to use estimates and assumptions. While we believe we have considered all available information, actual results could affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. We believe that, of the significant accounting policies discussed in Note 2 to our consolidated financial statements, the following accounting policies require our most difficult, subjective or complex judgment:

•	Revenues and Accounts Receivable;

•	Asset Impairment;

•	Income Taxes; and

•	Share-Based Compensation

Revenues and Accounts Receivable

The following describes only the areas that are most subject to our judgment. Refer to Note 2 to our consolidated financial statements for a more detailed discussion of our revenue recognition policy.

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

Our service revenues include patient test revenues associated with BHL’s operations. We recognize this revenue on completion of the testing process and when the test results are sent to the ordering healthcare provider. Billings for services reimbursed by Medicare, private insurance companies and managed care organizations, commonly referred to, collectively, as “third-party payors,” are recorded as revenues net of allowances for differences between amounts billed and the estimated receipts from such payors. Adjustments to estimated receipts are recorded on settlement either in revenue or in bad debt expense depending on various factors including the type of payor and the age of the underlying receivable. Disease management revenue is deferred and recognized over the period when disease management services are available to the patient.

Our product revenues include sales to Abbott. Our strategic alliance agreement with Abbott was terminated effective October 1, 2008, and replaced with distribution and royalty agreements. Under the terms of the distribution agreement, we recognize product revenue, net of estimated sales returns and allowances, at the time of shipment. Royalties are recognized as earned under the terms of the royalty agreement. Refer to Note 20 to our consolidated financial statements for a description of our relationship with Abbott.

Prior to the termination of the Abbott alliance agreement, all revenues, costs and expenses of the alliance were shared equally by both parties. Research and development and administrative costs incurred by us in connection with the Abbott alliance prior to its termination are presented on a gross basis in our consolidated statements of operations. At the end of each reporting period, the two companies compared a statement of revenues and expenses for alliance activities recorded by each party. A calculation was made to determine the amount that needed to be paid to evenly split both the revenue and expenses. The payment to us was referred to as the equalization payment, which we recorded as revenue. The timing and nature of equalization revenue led to fluctuations in both reported revenues and gross margins from period to period due to changes in end-user sales of alliance products and differences in relative operating expenses between the alliance partners.

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

Bad debt expense is recorded in SG&A expenses in order to maintain an appropriate level of allowance for doubtful accounts. Receivables are reserved based on specific identification and on their respective aging categories. Our process for determining the appropriate level of the allowance for doubtful accounts involves judgment, and considers the age of the underlying receivables, type of payor, historical and projected collection experience, current economic and business conditions, and other external factors that could affect the collectability of our receivables. The allowance for doubtful accounts is reviewed for adequacy, at a minimum, on a quarterly basis. An account is fully reserved when reasonable collection efforts have been unsuccessful and it is probable the receivable will not be recovered, or when the account is greater than 360 days outstanding.

Asset Impairment

Inventory

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Reserves for obsolescence and excess inventory are provided based on historical experience and estimates of future product demand. If actual demand is less favorable than our estimates, inventory write-downs may be required.

Investments

Publicly traded minority equity investments are recorded at fair value, with the difference between cost and fair value recorded to accumulated other comprehensive (loss) income within stockholders’ equity. When the fair values of these investments decline below cost, and the decline is viewed as other-than-temporary, the cost basis is written-down to fair value, which becomes the new cost basis, and the write-down is included in current earnings. We determine whether a decline in fair value is other-than-temporary based on the extent to which cost exceeds fair value, the duration of the market decline, the intent to hold the investment, and the financial health of, and specific prospects for, the investee.

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

Indefinite lived intangible assets are tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that an asset may be impaired. We acquired the Atria and BHL trade names in October 2007; these assets are not subject to amortization and are evaluated for impairment using the relief from royalty method. This requires management to make estimates including forecasted revenue, discount rates and royalty rates.

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

Prior to the split-off, we were included in the consolidated return of Life Technologies. We recorded federal income tax provisions based on Life Technologies’ consolidated return approach taking into account our relative contribution (positive or negative) to Life Technologies’ consolidated federal taxable income, tax liability, and tax credit positions. Prior to June 30, 2008, we recorded tax benefits for tax assets that could be used in the current or future periods based on Life Technologies’ consolidated return approach. Tax benefits we acquired in business combinations that were used on a Life Technologies consolidated basis were reimbursed to us. Tax benefits generated by us since July 1, 1998, which could be used on a consolidated basis, were also reimbursed to us by Life Technologies up to a limit of $75.0 million.

Prior to the split-off, Life Technologies filed state and local income taxes on either a separate, consolidated, or combined basis, depending on the tax laws of the respective jurisdictions. We recorded state and local income tax provisions and related tax payments or refunds based on our contributions to state or local tax liabilities on a separate return basis. However, deferred tax assets determined on a separate return basis that were utilized on Life Technologies’ consolidated or combined returns due to the income of other members of the consolidated or combined group were eliminated from the deferred tax accounts through our net worth. Therefore, the state deferred tax attributes, as reported, reflect those that are available for carryforward on returns as filed.

We regularly assess the likelihood of tax adjustments in each of the tax jurisdictions in which we have operations and account for the related financial statement implications. Determining an appropriate level of tax reserves requires us to exercise judgment regarding the uncertain application of tax law. In June 2006, the FASB issued guidance defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The guidance requires a two-step approach under which the tax effect of a position is recognized only if it is “more-likely-than-not” to be sustained and the amount of the tax benefit recognized is equal to the largest tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement of the tax position. This is a different standard for recognition than the approach previously required. Both approaches require us to exercise considerable judgment and estimates are inherent in both processes. We adopted the guidance as of July 1, 2007, and as a result we recognized a decrease of $34.9 million to our accumulated net loss relating to our uncertain tax positions (refer to Note 15 to our consolidated financial statements).

Share-Based Compensation

Our Board of Directors has approved the Celera Corporation 2008 Stock Incentive Plan (the Plan) and reserved 20 million shares of our common stock for issuance under the Plan. Prior to the split-off, our employees, as part of Life Technologies, were granted stock options, restricted stock and restricted stock units related to Celera Group common stock. Life Technologies also sponsored an employee stock purchase plan for Celera Group common stock. Refer to Note 14 to our consolidated financial statements for further information.

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

The first step of the goodwill impairment test determines the fair value of each reporting unit based on a combination of the income approach and the market approach. Under the income approach, we estimate the fair value of each reporting unit based on the present value of expected future cash flows. The income approach is dependent upon a number of assumptions including estimates of forecasted revenue and operating costs, appropriate discount rates and other variables. Under the market approach, we estimate the value of the reporting units by comparison to similar businesses whose securities are actively traded in the public market. This requires management to make judgments about the selection of comparable companies and/or comparable recent company and asset transactions and transaction premiums. Changes in economic and operating conditions that occur after the annual impairment analysis or an interim impairment analysis, and that impact these assumptions, may result in a future goodwill impairment charge. The fair values obtained by these valuation methods are weighted and combined into a single estimate of fair value.

Based on the results of step one of the impairment test, we determined that the fair value of each reporting unit at June 27, 2009 exceeded its carrying value, and therefore, the second step of the impairment test was not required to be performed and no goodwill impairment was recognized.

Our annual impairment analysis was performed during the fourth quarter of 2009. Based on the results of step one of the impairment test, we determined that the fair value of each reporting unit at December 26, 2009 exceeded its carrying value, and therefore, the second step of the impairment test was not required to be performed and no goodwill impairment was recognized. As part of step one of the impairment test, we performed various sensitivity analyses on certain of the assumptions used under the income approach, including forecasted revenues and the discount rate.

We will continue to test goodwill for impairment on an annual basis and in each reporting period in which indicators of impairment are present.

Intangible and Other Long-Lived Assets

In connection with the acquisitions of BHL and Atria in October 2007, trade names were acquired that were determined to be indefinitely lived. An impairment analysis for indefinite lived intangible assets is conducted during the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that an asset may be impaired.

The trade names were evaluated for impairment during the fourth quarter of 2009 as part of our annual impairment test. It was determined that the fair value of each trade name exceeded its carrying value, and therefore, no impairment was recognized.

As a result of the impairment indicators described above, we evaluated trade names for impairment at June 27, 2009 using the relief from royalty method. It was determined that the carrying values of the trade names exceeded their fair values and we recorded pre-tax non-cash impairment charges for the second quarter of 2009 in our Corporate segment of $14.9 million for the BHL trade name and $0.8 million for the Atria trade name. A total charge of $15.7 million was recorded in impairment of intangible assets in our Consolidated Statements of Operations for the year ended December 26, 2009. Significant judgments inherent in our analysis included assumptions regarding appropriate revenue growth rates, discount rates and royalty rates.

We will continue to test indefinite-lived intangible assets for impairment on an annual basis and in each reporting period in which indicators of impairment are present.

We review other long-lived assets, including our intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset group to the future undiscounted net cash flows expected to be generated by those assets. If such assets are considered to be impaired, an impairment charge is recognized for the amount by which the carrying amounts of the assets exceed the fair value of the assets. As a result of the impairment indicators described above, we tested our other long-lived assets for impairment at June 27, 2009 and determined that there was no impairment.

We have not performed an additional impairment test of our other long-lived assets at December 26, 2009. We will continue to test long-lived assets for impairment in each reporting period in which indicators of impairment are present.

Results of Operations

The following discussion and analysis relates to our results of operations for the years ended December 26, 2009 and December 27, 2008, the six months ended December 27, 2008 and December 31, 2007, and the years ended June 30, 2008 and 2007.

As a result of our change in fiscal year end, we reported audited results for the year ended December 26, 2009 and for the six months ended December 27, 2008. Unaudited results for the year ended December 27, 2008 and for the six months ended December 31, 2007 have been presented for comparability purposes.

The selected financial information contained in the table below should be read in conjunction with our consolidated financial statements and accompanying notes.

(Dollar amounts in millions)	Years Ended		Six Months Ended		Years Ended June 30,
	December 26, 2009	December 27, 2008	December 27, 2008	December 31, 2007	2008	2007
		Unaudited		Unaudited
Net revenues	$167.1	$175.2	$93.1	$56.5	$138.7	$43.4
Cost of sales	50.9	52.8	27.5	14.5	39.8	17.6

Gross margin	116.2	122.4	65.6	42.0	98.9	25.8
Selling, general and administrative	111.4	98.6	52.2	28.2	74.6	30.4
Research and development	27.8	35.2	15.6	21.3	40.9	51.7
Amortization of purchased intangible assets	10.2	10.1	5.1	2.1	7.1	—
Employee-related charges, asset impairments and other	4.3	8.8	2.3	0.4	7.0	10.3
Legal settlements	1.4	(1.1)	—	—	(1.1)	(2.4)
Impairment of intangibles assets	15.7	0.3	0.3	—	—	—

Operating loss	(54.6)	(29.5)	(9.9)	(10.0)	(29.6)	(64.2)
Loss on investments	—	(6.3)	(3.2)	—	(3.1)	—
Interest income	6.5	11.0	4.8	11.6	17.8	27.8
Interest expense	—	(6.0)	(6.0)	—	—	—
Other income (expense), net	—	0.1	—	(0.1)	—	0.5

(Loss) income before income taxes	(48.1)	(30.7)	(14.3)	1.5	(14.9)	(35.9)
Benefit (provision) for income taxes	15.4	(93.9)	1.2	(0.5)	(95.6)	15.3

Net (loss) income	$(32.7)	$(124.6)	$(13.1)	$1.0	$(110.5)	$(20.6)

The following table sets forth the components of our net revenues from external customers by segment:
(Dollar amounts in millions)	Years Ended		Six Months Ended		Years Ended June 30,
	December 26, 2009	December 27, 2008	December 27, 2008	December 31, 2007	2008	2007
		Unaudited		Unaudited
Lab Services	$99.9	$107.4	$59.3	$21.2	$69.4	$—
Products	41.4	39.9	21.7	14.2	32.5	25.8
Corporate	25.8	27.9	12.1	21.1	36.8	17.6

Net revenues from external customers	$167.1	$175.2	$93.1	$56.5	$138.7	$43.4

The following table summarizes our operating income (loss) by segment:
(Dollar amounts in millions)	Years Ended		Six Months Ended		Years Ended June 30,
	December 26, 2009	December 27, 2008	December 27, 2008	December 31, 2007	2008	2007
		Unaudited		Unaudited
Lab Services	$(18.0)	$6.2	$4.2	$2.0	$3.0	$—
Products	6.2	(1.5)	4.0	(6.9)	(11.0)	(21.7)
Corporate	(42.8)	(34.2)	(17.8)	(5.1)	(21.6)	(42.5)
Elimination of intersegment income	—	—	(0.3)	—	—	—

Operating loss	$(54.6)	$(29.5)	$(9.9)	$(10.0)	$(29.6)	$(64.2)

Year Ended December 26, 2009 Compared to Year Ended December 27, 2008 (Unaudited)

Revenues

Revenues from our Lab Services segment for the year ended December 26, 2009 decreased $7.5 million compared to the prior year. Although sample volume increased marginally, revenue decreased primarily due to lower reimbursement rates, reflecting the impact of denied tests and historical collection activities.

Revenues from our Products segment for the year ended December 26, 2009 increased by $1.5 million compared to the prior year. For the year ended December 26, 2009, revenues were primarily from sales of Celera-manufactured products and from royalties from sales of RealTimeTM assays used on the m2000TM system from Abbott. For the year ended December 27, 2008, revenues for the period ended October 1, 2008 were recorded based on our alliance agreement with Abbott and included equalization and related revenues of $14.5 million.

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

Corporate revenues, which primarily consist of royalties, licenses and milestones, decreased $2.1 million for the year ended December 26, 2009 compared to the year ended December 27, 2008. The reduction in revenue was due primarily to a decrease in royalty revenue received from a licensee. Corporate revenues for the year ended December 26, 2009 included licensing revenue of $6.8 million from Life Technologies related to human in vitro diagnostics licenses entered into by Life Technologies during the first quarter of 2009. In January 2009, Life Technologies granted licenses to two life science companies under its patents relating to real-time technology in the human in vitro diagnostics field. Under our agreement with Life Technologies, revenues from these third-party licenses are shared between us and Life Technologies. We expect to record a further $1.5 million in the quarter ending March 27, 2010 for these licenses. Revenues for the year ended December 26, 2009 also included $1.0 million from Pharmacyclics, Inc. related to the execution of an amendment to our 2006 licensing agreement. The year ended December 27, 2008 included licensing revenues of $8.0 million from Beckman Coulter, Inc. (Beckman Coulter); the last payment under this license was received in the three months ended December 27, 2008.

Gross Margin

Gross margin for the year ended December 26, 2009 decreased $6.2 million compared to the year ended December 27, 2008 primarily due to a decrease in revenue from our Lab Services and Corporate segments, partially offset by increased revenue and lower costs in our Products segment. Gross margin as a percentage of net revenues was 70% for both the year ended December 26, 2009 and the year ended December 27, 2008.

Operating Expenses

SG&A expenses increased by $12.8 million for the year ended December 26, 2009 compared to the prior year, primarily due to increases in our Lab Services segment, including a $13.3 million increase in allowance for doubtful accounts expense and increased costs of $2.4 million associated primarily with the expansion of our accounts receivable collection activities and the build out of our genetics business. The increase in the allowance for doubtful accounts was primarily due to a provision for accounts receivable over 360 days outstanding and tests that have been denied for reimbursement. These balances were primarily due from patients. SG&A expenses decreased by $2.1 million in our Products segment primarily due to reduced employee-related costs and the termination of the strategic alliance with Abbott, and by $0.8 million in our Corporate segment.

Research and development expenses decreased by $7.4 million for the year ended December 26, 2009 compared to the prior year period primarily due to the completion of certain discovery research projects, including reduced proteomic-based target discovery and validation-related activities, and associated lower employee-related costs in our Corporate and Products segments, and the termination of our strategic alliance with Abbott.

The amortization of purchased intangible assets for the years ended December 26, 2009 and December 27, 2008 related to our acquisitions of BHL and Atria in October 2007.

A charge of $4.3 million was recorded in employee-related charges, asset impairments and other expenses for the year ended December 26, 2009 primarily related to the restructuring program announced in July 2009. Costs associated with the restructuring program included severance and related costs of $2.6 million, $1.5 million of which related to our Lab Services segment, $0.5 million to our Products segment and $0.6 million to our Corporate segment. In addition, property-related costs of $0.6 million were recorded in our Lab Services segment. Our Corporate segment also included severance and related costs of $0.6 million and property-related costs of $0.7 million, partially offset by a gain on sale of equipment of $0.6 million, associated with the closure of our Rockville, Maryland facility and $0.5 million related to tax costs associated with the split-off from Life

Technologies in July 2008. These costs were partially offset by the reversal of a previous charge of $0.1 million for certain severance-related benefits associated with the restructuring of our proteomics-based activities in the year ended June 30, 2008.

Employee-related charges, asset impairment and other expenses were $8.8 million for the year ended December 27, 2008. Our Lab Services segment included severance costs of $0.8 million, partially offset by the reversal of a previous charge in our Corporate segment of $0.1 million for certain severance-related benefits associated with the restructuring of our proteomics-based activities in the year ended June 30, 2008. Our Products segment included restructuring charges of $0.8 million related to a reduction in our proteomic-based activities and $0.4 million related to a patent infringement suit with Innogenetics N.V. (Innogenetics). Our Corporate segment included $3.7 million for professional fees related to the split-off from Life Technologies and $1.6 million related to the realization of pension costs as a result of the split-off from Life Technologies. Our Corporate segment also included $1.3 million for severance costs resulting from the realigning of our R&D resources and an asset impairment charge of $0.3 million.

We recorded a charge of $1.4 million in our Products segment for the year ended December 26, 2009 related to a legal settlement. Our Corporate segment included a gain of $1.1 million for the year ended December 27, 2008 related to the settlement of a litigation matter associated with our former Online/Information business, an information products and service business.

We recorded a $15.7 million non-cash charge for the year ended December 26, 2009 in our Corporate segment for the impairment of intangible assets relating to the trade names of BHL and Atria. A non-cash charge of $0.3 million was recorded for the year ended December 27, 2008 in our Corporate segment for the impairment of intangible assets relating to the trade name of Atria.

Operating Income (Loss)

Our Lab Services segment had an operating loss of $18.0 million for the year ended December 26, 2009 compared to operating income of $6.2 million for the year ended December 27, 2008. This change was primarily due to an increase in allowance for doubtful accounts expense, a decrease in revenues and increased employee-related charges, asset impairments and other expenses. These changes are further described above.

Our Products segment had operating income of $6.2 million for the year ended December 26, 2009 compared to an operating loss of $1.5 million for the year ended December 27, 2008. This change was due to an increase in gross margin and a decrease in SG&A, R&D and employee-related charges, asset impairments and other expenses, partially offset by a legal settlement charge of $1.4 million recorded in the year ended December 26, 2009. These changes are further described above.

The operating loss for our Corporate segment was $42.8 million for the year ended December 26, 2009 compared to $34.2 million for the year ended December 27, 2008. This change was primarily due to a $15.7 million non-cash impairment charge recorded for the year ended December 26, 2009 related to our indefinite-lived intangible assets, compared to a charge of $0.3 million for the year ended December 27, 2008, a decrease in revenues and a gain of $1.1 million for the year ended December 27, 2008 related to the settlement of a litigation matter associated with our former Online/Information business, partially offset by a decrease in SG&A, R&D and employee-related charges, asset impairments and other expenses. These changes are further described above.

Loss on Investments

We recorded a loss on investments of $6.3 million for the year ended December 27, 2008, consisting of $3.1 million for an other-than-temporary impairment of a minority equity investment and $3.2 million for an other-than-temporary impairment of our investments in senior debt securities issued by Lehman Brothers Holdings, Inc. and Washington Mutual Bank N.V. The impairment charge resulted from a number of factors, including the magnitude and duration of the decline in market value, the regulatory and economic environment, and changes in the credit rating of the issuers.

Interest Income

Interest income for the year ended December 26, 2009 decreased $4.5 million compared to the prior year primarily due to lower interest rates. Interest income for the year ended December 26, 2009 included $0.9 million of accretion of discount related to a long-term receivable from Abbott.

Interest Expense

Under the terms of our agreements with Abbott, Abbott is required to repay our capital investment in the former alliance. The repayment is to be made in accordance with a specified schedule between 2013 and 2015. As a result of the fixed repayment terms and no imputed interest, we recorded interest expense of $6.0 million for the year ended December 27, 2008 to discount the receivable to its present value. This discount is being amortized as non-cash interest income over the scheduled repayment period.

(Benefit) Provision for Income Taxes

We recorded a tax benefit of $15.4 million for the year ended December 26, 2009. This benefit was the result of a $6.2 million reduction in a deferred tax liability primarily associated with the intangible asset impairment charge referred to above, $4.6 million from the carry back of federal net operating losses, $4.3 million of non-cash benefit associated with unrealized gains on investments, and R&D tax credits of $0.3 million.

A tax charge of $93.9 million was recorded for the year ended December 27, 2008 primarily due to a valuation allowance recorded against deferred tax assets. Subsequent to the split-off from Life Technologies, we established a full valuation allowance on our federal and state net deferred tax assets since we believe it is more likely than not we may not generate sufficient income, of the appropriate character, and in the particular jurisdictions, to realize the benefits. Refer to Note 15 to our consolidated financial statements for further information on income taxes.

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

Products revenue for the six months ended December 27, 2008 increased $7.5 million compared to the prior year period. The growth in revenues was primarily due to sales of Atria human leukocyte antigen (HLA) products following the acquisition of Atria in October 2007, higher sales of other Celera-manufactured products to Abbott and royalties from Abbott on the sale of RealTimeTM viral load assays used on the m2000TM system, partially offset by a decrease in equalization revenue. Equalization revenue decreased from $6.9 million for the six months ended December 31, 2007 to $5.3 million for the six months ended December 27, 2008, primarily as a result of the termination of our alliance agreement with Abbott, effective October 1, 2008.

Corporate revenue, which primarily consists of royalty, license and milestone payments, decreased $9.0 million for the six months ended December 27, 2008 compared to the prior year period. The prior year period included revenues of $3.0 million from the resale of our cathepsin S inhibitor program to a privately-held drug development company and $2.0 million from Merck and Co., Inc. (Merck) as a result of the cathepsin K inhibitor program entering a Phase III clinical trial. In addition, for the six months ended December 27, 2008, we recognized only one quarterly royalty revenue payment from Cepheid, one of our licensees, compared to two in the prior year period, as we changed our revenue recognition from an accrual basis to a cash-received basis for this license. This change was due to limitations in our ability to estimate the quarterly royalty revenue prior to receipt of payment in the subsequent quarter. Commencing for the quarter ended December 27, 2008, we began recording royalty revenue from this license on a cash-received basis.

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

Operating Expenses

SG&A expenses increased by $24.0 million for the six months ended December 27, 2008 compared to the prior year period, primarily due to the inclusion of BHL expenses for the full six months ended December 27, 2008. SG&A expenses for BHL included $9.7 million of allowance for doubtful accounts for the six months ended December 27, 2008 compared to $2.2 million for the prior year period. The $9.7 million charge included $1.0 million for a billing dispute with a contractual payor. Corporate SG&A expenses increased due to infrastructure build-out and transition activities related to our separation from Life Technologies.

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

The increase in amortization and impairment of purchased intangible assets for the six months ended December 27, 2008 compared to the prior year period was due primarily to the acquisitions of BHL and Atria, which occurred in October 2007. We recorded an impairment charge of $0.3 million for the six months ended December 27, 2008 relating to the Atria trade name. An annual impairment test was performed utilizing a discounted cash flow valuation model. The book value of the asset was determined to be in excess of its calculated market value.

Employee-related charges, asset impairments and other expenses of $2.3 million for the six months ended December 27, 2008 included a $1.6 million charge related to the realization of pension costs as a result of the split-off from Life Technologies. We also recorded severance costs of $0.8 million for the six months ended

December 27, 2008, partially offset by a pre-tax benefit of $0.1 million for a reduction in employee-related costs associated with severance and benefit charges recorded in the year ended June 30, 2007. Employee-related charges, asset impairment and other expenses of $0.4 million for the six months ended December 27, 2007 related to our share of net costs of a patent infringement suit between Abbott and Innogenetics. In this lawsuit, Abbott’s sale of Hepatitis C virus, or HCV, genotyping analyte specific reagents, or ASRs, was found to infringe a U.S. patent owned by Innogenetics. Damages of $7.0 million were awarded, and Abbott was ordered to withdraw its products from the market. Innogenetics did not name Celera as a party in this lawsuit, but we had an interest in these products and in the outcome of the litigation because the enjoined products were manufactured by us and sold through our relationship with Abbott. We agreed to share equally the cost of this litigation, including the damage award described above. Abbott appealed the judgment. In April 2008, Abbott and Innogenetics settled the patent infringement suit. The total costs incurred by us, including the initial pre-tax charge of $3.5 million recorded in the year ended June 30, 2007, were $3.9 million. In addition, through June 30, 2008, we recorded $2.9 million of legal fees in operating expenses associated with this litigation, $0.4 million of which were recorded in the year ended June 30, 2008.

Operating Income (Loss)

The increase in the operating income of our Lab Services segment for the six months ended December 27, 2008 compared to the prior year period was primarily due to the inclusion of BHL’s operating results for the full six months ended December 27, 2008.

Our Products segment had operating income for the six months ended December 27, 2008 compared to an operating loss for the prior year period. The change was primarily due to higher revenues as described above and a reduction in operating expenses, partially as a result of the termination of our alliance agreement with Abbott effective October 1, 2008.

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

Interest Expense

Under the terms of our agreements with Abbott, Abbott is required to repay our capital investment in the former alliance. The repayment is to be made in accordance with a specified schedule between 2013 and 2015. As a result of the fixed repayment terms and no imputed interest, we recorded interest expense of $6.0 million for the six months ended December 27, 2008 to discount the receivable to its present value. This discount is being amortized as non-cash interest income over the scheduled repayment period.

(Benefit) Provision for Income Taxes

Our consolidated effective income tax rate for the six months ended December 27, 2008 was a benefit of 8.2%, compared to a provision of 33.3% for the prior year period. The decrease in the provision for income taxes was due to a reduction in the net deferred tax liability, our loss position for the six months ended December 27, 2008 compared to being profitable in the prior year period, and there being a full valuation allowance against the Company’s federal deferred tax assets following the split-off from Life Technologies. A full valuation allowance was established against our federal deferred tax assets subsequent to the split-off from Life Technologies as a result of our historic losses.

Year Ended June 30, 2008 Compared to Year Ended June 30, 2007

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

Corporate revenues for the year ended June 30, 2008 included: $9.6 million from agreements with Siemens Medical Solutions Diagnostics, which included patent licenses for real-time PCR thermal cycling instruments and reagents in the human in vitro diagnostics field; $11.6 million from licenses with Cepheid relating to real-time PCR thermal cycler instruments; $3.0 million from the resale of our cathepsin S inhibitor program to a privately-held drug development company; and $2.0 million from Merck as a result of the cathepsin K inhibitor program entering a Phase III clinical trial. Corporate revenues for the year ended June 30, 2007 included $8.0 million of licensing revenue from Beckman Coulter and $2.5 million from the sale of a small molecule drug discovery and development program to Schering AG (now Bayer Schering Pharma AG).

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

Employee-related charges, asset impairments and other of $7.0 million for the year ended June 30, 2008, included $3.7 million of professional fees related to the split-off from Life Technologies, $1.7 million of severance and excess lease charges related to a further reduction of our proteomic-based activities, $1.3 million of severance and benefit costs related to the realignment of our R&D resources and $0.4 million related to our share of net costs of a patent infringement suit between Abbott and Innogenetics described above. This compared to $10.3 million for the year ended June 30, 2007, which included a $6.8 million charge for the impairment of an owned facility that was impaired initially in the year ended June 30, 2006, and a $3.5 million charge related to our estimated share of the costs of the patent infringement suit between Abbott and Innogenetics.

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

Provision for Income Taxes

For the year ended June 30, 2008, we recorded a non-cash tax charge of $98.1 million to establish a valuation allowance against our deferred tax assets. As a result of the split-off, we are no longer a member of Life Technologies’ consolidated return. Due to our post split-off separate taxpayer status and history of losses, management determined at the time of the split-off that it was more likely than not that the net deferred tax assets distributed to us in conjunction with the split-off would not be realized. This assessment required significant judgment and analysis of all the positive and negative evidence to determine whether deferred tax assets would more likely than not be realized. Our history of losses was considered significant negative evidence that was difficult to overcome and outweighed the positive evidence as it related to the future realizability of the net federal and state deferred tax assets. Consequently, a full federal valuation allowance was established after having considered reversing deferred tax liabilities. These deferred tax assets are expected to expire between 2010 and 2029, if not used before then. Refer to Note 15 to our consolidated financial statements for further information on income taxes.

Discussion of Financial Resources and Liquidity

We had cash and cash equivalents and short-term investments of $326.4 million at December 26, 2009 and $316.5 million at December 27, 2008. We believe that existing funds are adequate to satisfy our normal operating cash flow needs and planned capital expenditures for at least the next twelve months.

The following table summarizes the components of our financial resources at December 26, 2009 and December 27, 2008:

(Dollar amounts in millions)	At December 26, 2009	At December 27, 2008
Cash and cash equivalents	$56.2	$72.0
Short-term investments	270.2	244.5

Total cash and cash equivalents and short-term investments	326.4	316.5
Total debt	—	0.1

We maintain a portfolio of investments in marketable debt securities, which are recorded at fair value. To minimize our exposure to credit risk, we invest in corporate and government securities with strong credit ratings and have established guidelines relative to credit, diversification and maturity with the primary objective of maintaining safety of principal. We do not invest in derivative financial instruments or auction rate securities. While global market and economic conditions have improved recently, credit conditions continue to be restrained. Deterioration in the credit markets may have an adverse effect on the fair value of our investment portfolio.

A prolonged economic downturn or a continuing scarcity of credit could adversely affect the financial condition and levels of business activity of our customers. This may in turn have a corresponding negative impact on our future operating results as our customers may delay payment or suffer business failures that may cause us to record additional allowances for doubtful accounts in the future.

The overall increase of cash and cash equivalents and short-term investments for the year ended December 26, 2009 was primarily due to $10.2 million of cash provided by operating activities, $7.2 million of proceeds from the issuance of stock upon the exercise of stock options and a net increase of $6.4 million in the value of our short-term investments portfolio, partially offset by the purchase of intangible assets of $10.7 million and additions to property, plant and equipment, net of $3.2 million.

Net cash flows for the year ended December 26, 2009, the six months ended December 27, 2008 and the years ended June 30, 2008 and 2007 were as follows:

(Dollar amounts in millions)	Year Ended December 26, 2009	Six Months Ended December 27, 2008	Years Ended June 30,
			2008	2007
Net cash provided (used) by operating activities	$10.2	$(9.3)	$(7.3)	$(23.6)
Net cash (used) provided by investing activities	(33.2)	28.7	24.0	(24.0)
Net cash provided (used) by financing activities	7.2	5.3	(2.7)	16.8

(Decrease) increase in cash and cash equivalents	$(15.8)	$24.7	$14.0	$(30.8)

Operating Activities

For the year ended December 26, 2009, net cash provided by operating activities of $10.2 million consisted of income-related cash flow of $25.3 million, partially offset by changes in operating assets and liabilities of $15.1 million. Income-related cash flow represents the net loss for the period adjusted for non-cash charges related to depreciation and amortization, impairment of intangible assets, non-cash interest (income) expense, allowance for doubtful accounts, asset impairments, loss on investments, employee-related charges and other, share-based compensation, deferred income taxes, loss (gain) on disposal of assets, amortization of premium on purchase of investments and non-reimbursable utilization of tax benefits by Life Technologies.

The changes in operating assets and liabilities for the year ended December 26, 2009 were due to an increase of $9.9 million in accounts receivable in our Lab Services and Corporate segments, partially offset by a reduction in accounts receivable in our Products segment, an increase in prepaid expenses and other assets of

$3.9 million primarily due to a tax benefit arising from the carry back of federal net operating losses, a decrease of $2.8 million in accounts payable and other liabilities due primarily to the timing of payments, partially offset by a decrease in net inventories of $1.5 million, primarily in our Products segment.

For the six months ended December 27, 2008, net cash used by operating activities of $9.3 million consisted of income-related cash flow of $18.3 million, offset by movements in operating assets and liabilities of $27.6 million. The movements in operating assets and liabilities for the six months ended December 27, 2008 were due to: an increase of $17.9 million in accounts receivable attributable primarily to increased revenue and slower collections at BHL; an increase of $8.8 million in prepaid expenses and other assets primarily related to an increase in the investment in the former Abbott strategic alliance and prepaid insurance; a decrease of $2.7 million in accounts payable and other liabilities caused primarily by a decrease in accrued salaries and wages due to the timing of bonus payments, and deferred revenue, partially offset by increased accounts payable caused by the timing of payments; partially offset by a decrease in net inventory of $1.8 million.

For the year ended June 30, 2008, net cash used by operating activities of $7.3 million consisted of income-related cash flow of $14.2 million offset by movements in operating assets and liabilities of $21.5 million. The movements in operating assets and liabilities were primarily due to an increase of $21.3 million in accounts receivable due primarily to the acquisition of BHL in October 2007.

For the year ended June 30, 2007, net cash used by operating activities of $23.6 million consisted of income-related cash flow of $15.5 million combined with movements in operating assets and liabilities of $8.1 million. The movements in operating assets and liabilities were primarily due to a decrease of $9.5 million in accounts payable and other liabilities, primarily related to the payment of severance and related costs and the timing of payments.

Investing Activities

For the year ended December 26, 2009, the net cash used by investing activities of $33.2 million was due primarily to the purchases of available-for-sale investments exceeding the proceeds from the maturity and sale of available-for-sale investments by $19.3 million, the purchase of intangible assets of $10.7 million, including $10.3 million for the acquisition of patent licenses from deCODE genetics, Inc. and Perlegen Sciences, Inc., and additions to property, plant and equipment, net of $3.2 million. Additions to property, plant and equipment included $1.5 million for leasehold improvements, $1.5 million for the purchase of machinery and equipment and $1.0 million for the purchase of software licenses, partially offset by disposal proceeds of $0.8 million.

For the six months ended December 27, 2008, the net cash provided by investing activities of $28.7 million was due primarily to proceeds from the sale and maturity of available-for-sale securities exceeding the purchase of available-for-sale securities by $36.2 million. This was partially offset by additions to property, plant and equipment, net of $4.6 million, which included $2.6 million for the purchase of machinery and equipment, $1.1 million for the purchase of software licenses and $0.8 million for leasehold improvements at BHL, including the build-out of 4myheart Centers, and additions to intangible assets of $2.3 million related to the purchase of technology licenses as a result of the split-off from Life Technologies.

For the year ended June 30, 2008, the net cash provided by investing activities of $24.0 million was due primarily to proceeds from the sale and maturity of available-for-sale securities exceeding the cost of acquisition of BHL and Atria and the purchase of available-for-sale securities by $27.6 million. This was partially offset by additions to property, plant and equipment, net of $3.7 million, primarily related to leasehold improvements at BHL’s laboratory and 4myheart Centers.

For the year ended June 30, 2007, the net cash used by investing activities of $24.0 million was primarily due to the purchases of available-for-sale investments exceeding the proceeds from the maturity and sale of available-for-sale investments by $19.7 million, additions to property plant and equipment of $2.4 million, consisting of equipment purchases and leasehold improvements, and investment in the Abbott strategic alliance of $1.9 million.

Financing Activities

For the year ended December 26, 2009, the net cash provided by financing activities of $7.2 million related primarily to proceeds from the issuance of stock upon the exercise of stock options.

For the six months ended December 27, 2008, the net cash provided by financing activities of $5.3 million included proceeds from the issuance of stock upon the exercise of stock options of $4.0 million and a contribution of $1.3 million received from Life Technologies, as a result of the split-off, towards the cost of replacing technology and software licenses.

For the year ended June 30, 2008, the net cash used by financing activities of $2.7 million was primarily due to the repayment of $10.6 million of debt assumed with the acquisition of BHL, partially offset by proceeds from the issuance of stock upon the exercise of stock options of $7.9 million.

For the year ended June 30, 2007, the net cash provided by financing activities of $16.8 million was due to proceeds from the issuance of stock upon the exercise of stock options.

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

At December 26, 2009 and December 27, 2008, we had no off-balance sheet arrangements or obligations.

Contractual Obligations

Our significant contractual obligations at December 26, 2009 and the anticipated payments under these obligations were as follows:

	Anticipated Payments
(Dollar amounts in millions)	Total	<1 Year	1-3 Years	3-5 Years	Thereafter
Minimum operating lease payments (a)	$22.6	$7.3	$5.6	$3.4	$6.3
Other liabilities (b)	0.2	—	0.2	—	—

Total	$22.8	$7.3	$5.8	$3.4	$6.3

(a)	Refer to Note 17 to our consolidated financial statements for further information.

(b)	We have excluded deferred revenues as they have no impact on our future liquidity.

As of December 26, 2009, we had $0.1 million of unrecognized tax benefits. This amount represents the tax benefits associated with various tax positions taken, or expected to be taken, on tax returns that have not been recognized in our financial statements due to uncertainty regarding their resolution. This amount has been excluded from the contractual obligations table because we are unable to reasonably predict the ultimate amount or timing of future tax payments. Refer to Note 15 to our consolidated financial statements.

Recently Issued Accounting Pronouncements

Refer to Note 2 to our consolidated financial statements for a description of the effect of recently issued accounting pronouncements.

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

We manage our interest rate risk by maintaining an investment portfolio generally consisting of debt instruments of high credit quality and relatively short maturities. As of December 26, 2009, our cash, cash equivalents and short-term investments were invested in a diversified, liquid portfolio of corporate bonds, treasury and agency securities, as well as asset-backed securities and money market instruments.

To provide an assessment of the interest rate risk associated with our investment portfolio, we considered the volatility of interest rates experienced in prior years as well as the duration of the holdings in our portfolio. We determined that it is reasonably possible that an adverse change of 100 basis points (1.0%) could be experienced in the near term. A hypothetical 1.0% increase in interest rates would result in a decrease in the fair value of our portfolio of $2.5 million. This loss would only be realized if these investments were sold prior to maturity. The decline reflects only the direct impact of the change in interest rates. Other market fluctuations, such as changes in credit risk, could result in additional declines in the value of our investment portfolio.

We do not hedge our equity positions in other companies or our short-term investments. Our exposure on these instruments is limited to changes in quoted market prices. For marketable equity securities, a reasonably possible decline in market prices of approximately 10% in the near term would result in a decrease in their fair value of $0.3 million.

We have minimal direct exposure to foreign currency risk as our operations are primarily in the U.S. and overseas sales are typically billed in U.S. dollars.

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

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We are responsible for maintaining disclosure controls and procedures, as defined by the Securities and Exchange Commission in its Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 26, 2009, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 26, 2009 based on the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 26, 2009.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 26, 2009 as stated in its report, which appears herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 26, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the captions, “Directors and Executive Officers,” “Ownership of Company Stock,” “Board of Directors and Corporate Governance,” and “Proposal 1 — Election of Directors” in our 2010 Proxy Statement is incorporated herein by reference. There were no material changes to the procedures by which stockholders may recommend nominees to our board of directors.

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

The information under the captions, “Board of Directors and Corporate Governance,” and “Executive Compensation” in our 2010 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information under the captions, “Ownership of Company Stock,” and “Equity Compensation Plan Information” in our 2010 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the captions, “Related Party Transactions” and “Board of Directors and Corporate Governance” in our 2010 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the caption, “Proposal 2 — Ratification of Selection of Independent Registered Public Accounting Firm” in our 2010 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

			Page
(a)	1.	Financial Statements: Index to Consolidated Financial Statements
		Report of Independent Registered Public Accounting Firm	81
		Consolidated Statements of Operations	82
		Consolidated Statements of Financial Position	83
		Consolidated Statements of Stockholders’ Equity	84
		Consolidated Statements of Cash Flows	85
		Notes to Consolidated Financial Statements	86

	2.	Financial Statement Schedules
		Schedule II — Valuation and Qualifying Accounts	126
		Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying consolidated financial statements or notes thereto.

	3.	Exhibits
		The exhibits listed on the accompanying Exhibit Index immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.	127

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Celera Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)1 present fairly, in all material respects, the financial position of Celera Corporation and its subsidiaries at December 26, 2009 and December 27, 2008, and the results of their operations and their cash flows for the year ended December 26, 2009, for the six months ended December 27, 2008 and for the years ended June 30, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these consolidated financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2009). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 10, 2010

Celera Corporation

Consolidated Statements of Operations

(Dollar amounts in thousands except per share amounts)	Year Ended December 26, 2009	Six Months Ended December 27, 2008	Years Ended June 30,
			2008	2007
Net Revenues
Products	$34,772	$19,887	$32,043	$25,322
Services	100,716	59,912	70,993	10
Royalties, licenses and milestones	31,617	13,253	35,632	18,039

Total Net Revenues	167,105	93,052	138,668	43,371

Cost of Sales
Products	16,473	9,997	15,725	17,560
Services	34,396	17,491	24,054	—

Total Cost of Sales	50,869	27,488	39,779	17,560

Gross Margin	116,236	65,564	98,889	25,811
Selling, general and administrative	111,410	52,150	74,674	30,362
Research and development	27,842	15,623	40,867	51,683
Amortization of purchased intangible assets	10,233	5,098	7,115	—
Employee-related charges, asset impairments and other	4,307	2,303	6,956	10,342
Legal settlements	1,422	—	(1,100)	(2,357)
Impairment of intangible assets	15,655	282	—	—

Operating Loss	(54,633)	(9,892)	(29,623)	(64,219)
Loss on investments	—	(3,234)	(3,080)	—
Interest income	6,489	4,834	17,809	27,826
Interest expense	(14)	(6,003)	(66)	—
Other income, net	—	—	18	456

Loss Before Income Taxes	(48,158)	(14,295)	(14,942)	(35,937)
Benefit (provision) for income taxes	15,408	1,178	(95,576)	15,311

Net Loss	$(32,750)	$(13,117)	$(110,518)	$(20,626)

Net Loss per Share
Basic and diluted	$(0.40)	$(0.16)	$(1.39)	$(0.26)

Weighted Average Shares Outstanding (in thousands)
Basic and diluted	81,840	80,388	79,491	78,325

See accompanying notes to consolidated financial statements.

Celera Corporation

Consolidated Statements of Financial Position

(Dollar amounts in thousands)	At
	December 26, 2009	December 27, 2008
Assets
Current assets
Cash and cash equivalents	$56,233	$72,018
Short-term investments	270,236	244,457
Accounts receivable (net of allowances for doubtful accounts of $18,632 and $16,752, respectively)	27,530	47,652
Inventories, net	6,702	7,514
Income taxes receivable	4,810	326
Prepaid expenses and other current assets	11,562	19,373

Total current assets	377,073	391,340
Property, plant and equipment, net	13,878	16,668
Goodwill	116,350	116,350
Intangible assets, net	101,486	117,182
Other long-term assets	29,414	26,349

Total Assets	$638,201	$667,889

Liabilities and Stockholders’ Equity
Current liabilities
Loans payable	$—	$62
Accounts payable	9,797	8,629
Accrued salaries and wages	8,861	8,997
Accrued taxes on income	—	190
Other accrued expenses	10,619	9,765
Deferred revenue	1,142	1,811

Total current liabilities	30,419	29,454
Other long-term liabilities	13,599	25,221

Total Liabilities	44,018	54,675

Commitments and contingencies (refer to Note 17)

Stockholders’ Equity
Common stock: par value $0.01 per share; 300,000,000 shares authorized; 82,169,792 and 81,375,061 shares issued and 81,947,481 and 81,241,461 shares outstanding at December 26, 2009 and December 27, 2008, respectively	822	814
Preferred stock: par value $0.01 per share; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Additional paid-in capital	1,589,014	1,581,080
Accumulated other comprehensive income (loss)	530	(5,760)
Treasury stock, at cost; 222,311 and 133,600 shares at December 26, 2009 and December 27, 2008, respectively	(1,956)	(1,443)
Accumulated net loss	(994,227)	(961,477)

Total Stockholders’ Equity	594,183	613,214

Total Liabilities and Stockholders’ Equity	$638,201	$667,889

See accompanying notes to consolidated financial statements.

Celera Corporation

Consolidated Statements of Stockholders’ Equity

(Dollar amounts in thousands)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Accumulated Net Loss	Net Allocations From Life Technologies	Total Stockholders’ Equity
Balance at June 30, 2006	$—	$—	$—	$—	$(852,132)	$1,582,448	$730,316
Net loss	—	—	—	—	(20,626)	—	(20,626)
Minimum pension liability adjustments	—	—	—	—	—	(752)	(752)
Unrealized gain on investments, net	—	—	—	—	—	814	814
Tax benefit related to employee stock options	—	—	—	—	—	2,341	2,341
Issuances under Celera stock plans	—	—	—	—	—	15,715	15,715
Nonreimburseable utilization of tax benefits by Life Technologies	—	—	—	—	—	(2,944)	(2,944)
Share-based compensation	—	—	—	—	—	3,304	3,304

Balance at June 30, 2007	—	—	—	—	(872,758)	1,600,926	728,168
Net loss	—	—	—	—	(110,518)	—	(110,518)
Minimum pension liability adjustments	—	—	—	—	—	(417)	(417)
Unrealized gain on investments, net	—	—	—	—	—	297	297
Tax benefit related to employee stock options	—	—	—	—	—	1,404	1,404
Adoption of new accounting for uncertain tax positions	—	—	—	—	34,916	—	34,916
Issuances under Celera stock plans	—	—	—	—	—	8,081	8,081
Nonreimburseable utilization of tax benefits by Life Technologies	—	—	—	—	—	(49,523)	(49,523)
Share-based compensation	—	—	—	—	—	6,891	6,891

Balance at June 30, 2008	—	—	—	—	(948,360)	1,567,659	619,299
Allocation following split-off from Life Technologies	801	1,569,459	(2,167)	(434)	—	(1,567,659)	—

Balance at July 1, 2008	801	1,569,459	(2,167)	(434)	(948,360)	—	619,299
Net loss	—	—	—	—	(13,117)	—	(13,117)
Unrealized loss on investments	—	—	(4,822)	—	—	—	(4,822)
Termination of pension plan	—	—	1,229	—	—	—	1,229

Comprehensive loss							(16,710)

Issuances under Celera stock plans	13	7,115	—	(1,009)	—	—	6,119
Tax benefit related to employee stock options	—	253	—	—	—	—	253
Funding from Life Technologies as a result of the split-off	—	1,310	—	—	—	—	1,310
Share-based compensation	—	2,943	—	—	—	—	2,943

Balance at December 27, 2008	814	1,581,080	(5,760)	(1,443)	(961,477)	—	613,214
Net loss	—	—	—	—	(32,750)	—	(32,750)
Unrealized gain on investments, net	—	—	6,290	—	—	—	6,290

Comprehensive loss							(26,460)

Issuances under Celera stock plans	8	4,133	—	(513)	—	—	3,628
Funding from Life Technologies as a result of the split-off	—	128	—	—	—	—	128
Share-based compensation	—	3,673	—	—	—	—	3,673

Balance at December 26, 2009	$822	$1,589,014	$530	$(1,956)	$(994,227)	$—	$594,183

See accompanying notes to consolidated financial statements.

Celera Corporation

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)	Year Ended December 26, 2009	Six Months Ended December 27, 2008	Years Ended June 30,
			2008	2007
Operating Activities
Net loss	$(32,750)	$(13,117)	$(110,518)	$(20,626)
Adjustments to reconcile net loss from operations to net cash provided (used) by operating activities:
Depreciation and amortization	16,112	8,098	13,140	6,847
Impairment of intangible assets	15,655	282	—	—
Non-cash interest (income) expense	(912)	6,003	—	—
Allowance for doubtful accounts	30,060	9,705	9,286	—
Asset impairments	—	—	3,080	6,795
Loss on investments	—	3,230	—	—
Employee-related charges and other	2,190	1,893	2,261	3,547
Share-based compensation	3,673	2,944	6,887	3,303
Deferred income taxes	(10,790)	(973)	139,636	(12,385)
Loss (gain) on disposal of assets	286	292	(91)	—
Amortization of premium (accretion of discount) on purchase of investments	1,821	—	—	—
Nonreimbursable utilization of tax benefits by Life Technologies	—	—	(49,518)	(2,944)
Changes in operating assets and liabilities:
Accounts receivable	(9,938)	(17,895)	(21,264)	3,368
Inventories	1,507	1,802	1,011	(592)
Prepaid expenses and other assets	(3,907)	(8,821)	10,592	(1,405)
Accounts payable and other liabilities	(2,817)	(2,694)	(11,819)	(9,509)

Net Cash Provided (Used) by Operating Activities	10,190	(9,251)	(7,317)	(23,601)

Investing Activities
Proceeds from maturities of available-for-sale investments	117,875	66,810	143,094	274,928
Proceeds from sales of available-for-sale investments	34,922	17,194	327,554	328,732
Purchases of available-for-sale investments	(172,120)	(47,846)	(228,568)	(623,345)
Purchase of intangible assets	(10,650)	(2,250)	—	—
Additions to property, plant and equipment	(4,029)	(4,576)	(4,138)	(2,440)
Proceeds from the sale of assets	780	—	485	—
Acquisitions, net of cash acquired	—	—	(214,437)	—
Investment in Abbott alliance activity, net	—	(666)	(2)	(1,853)

Net Cash (Used) Provided by Investing Activities	(33,222)	28,666	23,988	(23,978)

Financing Activities
Principal payments on loans payable and debt	(62)	(71)	(10,622)	—
Funding from Life Technologies as a result of the split-off	128	1,310	—	—
Proceeds from the issuance of stock, net of taxes withheld and paid	7,181	4,046	7,910	16,759

Net Cash Provided (Used) by Financing Activities	7,247	5,285	(2,712)	16,759

Net Change in Cash and Cash Equivalents	(15,785)	24,700	13,959	(30,820)
Cash and Cash Equivalents at Beginning of Period	72,018	47,318	33,359	64,179

Cash and Cash Equivalents at End of Period	$56,233	$72,018	$47,318	$33,359

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

Celera operates through three reporting segments: a clinical laboratory testing service business (Lab Services); a products business (Products); and a segment that includes other activities under corporate management (Corporate). The Lab Services business, conducted through Berkeley HeartLab, Inc. (BHL), offers a broad portfolio of clinical laboratory tests and disease management services designed to help physicians improve cardiovascular disease treatment regimens for their patients. The Products business develops, manufactures and oversees the commercialization of molecular diagnostic products. Most of this business is conducted through the Company’s distribution and royalty agreements with Abbott Molecular (Abbott), a subsidiary of Abbott Laboratories. The Corporate segment includes revenues from royalties, licenses, collaborations and milestones related to the licensing of certain intellectual property and from Celera’s former small molecule and proteomic programs.

Relationship with Applied Biosystems (now Life Technologies)

Prior to July 1, 2008, Celera operated as a reporting segment of Applied Biosystems and not as a stand-alone company. Applied Biosystems established the following two classes of common stock, referred to as tracking stocks, which were intended to reflect separately the relative performance of Applied Biosystems’ two businesses:

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

In November 2008, Applied Biosystems merged with Invitrogen Corporation to form a new company, Life Technologies Corporation (Life Technologies). The contractual and commercial relationships Celera had with Applied Biosystems are now held with Life Technologies, as successor to Applied Biosystems. Applied Biosystems is referred to as Life Technologies in this Annual Report on Form 10-K and Celera’s original contractual relationships with Applied Biosystems are referred to as contractual relationships with Life Technologies, its successor.

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

Basis of Presentation

Prior to the split-off, Celera was a reporting segment of Life Technologies and its financial information was included in Life Technologies’ consolidating financial information. The consolidated financial statements of Celera prior to July 1, 2008 include the assets and liabilities of Life Technologies that were specifically attributed to Celera.

Following the split-off, on July 1, 2008, Celera became a stand-alone company with its own consolidated financial statements. As a result, the comparability of certain items has been affected, including stockholders’ equity, which is discussed further in Note 19.

The consolidated financial statements include the financial statements of Celera Corporation and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Significant items subject to such estimates and assumptions include: Lab Services revenues; share-based compensation; the carrying amount of property, plant and equipment; intangible assets and goodwill; and valuation allowances for accounts receivable, inventories and deferred income tax assets. Actual results could differ from those estimates.

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

Selected financial information for the six months ended December 27, 2008 and selected unaudited financial information for the six months ended December 31, 2007 is as follows:

(Dollar amounts in millions except per share amounts)	Six Months Ended
	December 27, 2008	December 31, 2007
		(Unaudited)
Total net revenues	$93.1	$56.5
Gross margin	65.6	42.0
Operating loss	(9.9)	(10.0)
(Loss) income before income taxes	(14.3)	1.5
Net (loss) income	(13.1)	1.0
Basic and diluted net (loss) income per share	(0.16)	0.01

2. Summary of Significant Accounting Policies

Share-Based Compensation

The Company’s Board of Directors has approved the Celera Corporation 2008 Stock Incentive Plan (the Plan) and reserved 20 million shares of its common stock for issuance under the Plan. The Plan authorizes grants

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

of Celera Corporation common stock options, restricted stock units and other equity awards. Directors, officers and employees may be granted awards under the Plan in a manner that reflects their responsibilities.

Prior to the split-off, Celera employees, as part of Life Technologies, were granted stock options, restricted stock and restricted stock units related to Celera Group common stock. As part of the split-off, each option to purchase, or right to receive, shares of Celera Group common stock outstanding on the split-off date was converted into a similar option to purchase shares of Celera Corporation common stock, at the same exercise price, or a similar security evidencing the right to receive shares of Celera Corporation common stock.

The Company estimates the fair value of stock-based payment awards on the date of grant using the Black-Scholes pricing model, which is affected by the Company’s stock price as well as other assumptions. Forfeitures are estimated such that the Company only recognizes expense for those shares expected to vest, and adjustments are made if actual forfeitures differ from those estimates.

The fair value of Celera stock options granted in the year ended December 26, 2009, the six months ended December 27, 2008 and the years ended June 30, 2008 and 2007 was estimated at the grant date with the following weighted average assumptions:

	Year Ended December 26, 2009	Six Months Ended December 27, 2008	Years Ended June 30,
			2008	2007
Expected option term in years	5	6	5	5
Expected volatility	51%	41%	33%	32%
Risk-free interest rate	2.5%	3.1%	3.8%	4.6%
Expected dividends	0.0%	0.0%	0.0%	0.0%

Expected Option Term

The Company’s expected option term represents the period the share-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior.

Option grants made under the Plan to members of the Company’s Board of Directors have a vesting period of three years for grants given upon joining the Board and one year for annual grants given at each meeting of the Company’s stockholders. All other awards granted under the Plan have a vesting period of four years.

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

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

Expected Dividends

The Company has not declared dividends. Therefore, the Company uses a zero value for the expected dividend value factor when using the Black-Scholes option-pricing formula to determine the fair value of options granted.

Cash Equivalents and Short-Term Investments

Cash equivalents consist of highly liquid debt instruments, such as money-market funds and commercial paper with original maturities of three months or less at the date of purchase. These instruments are readily convertible into cash.

All short-term investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported as a component of stockholders’ equity and comprehensive income (loss) in the Consolidated Statements of Stockholders’ Equity.

Declines in value determined to be other than temporary on available for sale securities are reported in loss on investments in the Consolidated Statements of Operation. This may include losses due to, among other factors, bankruptcy of the issuer and changes in credit quality resulting from continued disruption in the capital markets.

Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because these marketable securities are considered by the Company to be available to support current operations. The specific identification method is used to determine the cost of securities disposed of, with net realized gains and losses recorded in interest income or interest expense in the Consolidated Statements of Operations.

Fair Value Measurements

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, the Financial Accounting Standards Board (FASB) established a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

Investments

Investments for which the Company does not have the ability to exercise significant influence are classified as minority equity investments. Non-marketable minority equity investments are recorded using the cost method of accounting. Minority equity investments in public companies are generally classified as available-for-sale and carried at market value. The specific identification method is used to determine the cost of securities disposed of. Under the cost method of accounting, investments in equity securities are carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments.

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

Depreciation expense of owned property, plant and equipment is computed based on the expected useful lives of the assets primarily using the straight-line method. Leasehold improvements are depreciated over their estimated useful lives or the term of the applicable lease, whichever is less. The estimated useful life of machinery and equipment is between three and seven years, and generally three years, or the term of the license, for computer software and licenses.

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

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

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

Amortization of acquisition-related intangible assets is recorded in amortization of purchased intangible assets in the Consolidated Statements of Operations. The amortization of patents and licenses is recorded in cost of sales in the Consolidated Statements of Operations.

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

Revenues and Accounts Receivable

Service revenues include patient test revenues associated with BHL’s operations. This revenue is recognized on completion of the testing process and when the test results are sent to the ordering healthcare provider. Billings for services reimbursed by Medicare, private insurance companies and managed care organizations, commonly referred to, collectively, as “third-party payors,” are recorded as revenues net of allowances for differences between amounts billed and the estimated receipts from such payors. Adjustments to estimated receipts are recorded on settlement either in revenue or in bad debt expense depending on various factors including the type of payor and the age of the underlying receivable. Disease management revenue is deferred and recognized over the period when disease management services are available to the patient.

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

Product revenues include sales to Abbott. The strategic alliance agreement with Abbott was terminated effective October 1, 2008, and replaced with distribution and royalty agreements (refer to Note 20 for a description of the Abbott agreements). Under the terms of the distribution agreement, the Company recognizes product revenue, net of estimated sales returns and allowances, at the time of shipment. Royalties are recognized as earned under the terms of the royalty agreement.

Prior to the termination of the Abbott alliance agreement, all revenues, costs and expenses of the alliance were shared equally by both parties. Research and development and administrative costs incurred by the Company in connection with the alliance are presented on a gross basis in the Consolidated Statements of Operations. At the end of each reporting period, the two companies compared a statement of revenues and expenses for alliance activities recorded by each party. A calculation was made to determine the amount that needed to be paid to evenly split both the revenue and expenses. This payment is referred to as the equalization payment and was recorded by the Company as revenue. The timing and nature of equalization revenue led to fluctuations in both reported revenues and gross margins from period to period due to changes in end-user sales of alliance products and differences in relative operating expenses between the alliance partners.

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

Upfront nonrefundable license fees are recognized when due under contractual agreement, unless there are specific continuing performance obligations requiring deferral of all or a portion of these fees. If it cannot be concluded that a license fee is fixed or determinable at the outset of an arrangement, revenue is recognized as payments from third parties become due.

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

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

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

Research and development contract revenue is recognized as earned, in accordance with the terms of each agreement. Corporate revenues related to research and development were $0.8 million for the year ended December 26, 2009, $0.5 million for the six months ended December 27, 2008 and $1.5 million for the year ended June 30, 2008. There was no amount recorded for the year ended June 30, 2007.

Bad debt expense is recorded in SG&A expenses in order to maintain an appropriate level of allowance for doubtful accounts. Receivables are reserved based on specific identification and on their respective aging categories. The process for determining the appropriate level of the allowance for doubtful accounts involves judgment, and considers the age of the underlying receivables, type of payor, historical and projected collection experience, and other external factors that could affect the collectability of the receivables. The allowance for doubtful accounts is reviewed for adequacy, at a minimum, on a quarterly basis. An account is fully reserved when reasonable collection efforts have been unsuccessful and it is probable the receivable will not be recovered, or when the account is greater than 360 days outstanding.

Allocation of Life Technologies Corporate Expenses

Prior to the split-off, Life Technologies allocated corporate costs relating to general and administrative activities to its business units. These services included executive management, legal, risk management, cash management, human resources, tax compliance, accounting, information technology, investor relations, external reporting, internal audit and services relating to Life Technologies’ Board of Directors.

Prior to the split-off, costs associated with specific services were determined based on actual usage, transactions processed or estimated proportionate effort. The Consolidated Statements of Operations include $7.2 million and $6.1 million for the years ended June 30, 2008 and 2007, respectively, for such services. Where costs could not practically be determined by specific utilization, allocation was made primarily based on head count, total expenses and revenues attributed to Celera. The Consolidated Statements of Operations include $8.3 million and $7.0 million for the years ended June 30, 2008 and 2007, respectively, for these costs.

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

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

Prior to the split-off, the Company was included in the consolidated return of Life Technologies. The Company recorded federal income tax provisions based on Life Technologies’ consolidated return approach taking into account Celera’s relative contribution (positive or negative) to Life Technologies’ consolidated federal taxable income, tax liability, and tax credit positions. Prior to June 30, 2008, Celera recorded tax benefits for tax assets that could be used in current or future periods based on Life Technologies’ consolidated return approach. Existing tax benefits acquired in business combinations that were used on a Life Technologies consolidated basis were reimbursed to Celera. Tax benefits generated by Celera since July 1, 1998, which could be used on a consolidated basis, were also reimbursed by Life Technologies to Celera up to a limit of $75.0 million.

Prior to the split-off, Life Technologies filed state and local income taxes on either a separate, consolidated, or combined basis, depending on the tax laws of the respective jurisdictions. Celera recorded state and local income tax provisions and related tax payments or refunds based on its contributions to state or local tax liabilities on a separate return basis. However, deferred tax assets determined on a separate return basis that were utilized on Life Technologies’ consolidated or combined returns due to the income of other members of the consolidated or combined group were eliminated from the deferred tax accounts through Celera’s net worth. Therefore, the state deferred tax attributes, as reported, reflect those that are available for carryforward on returns as filed.

The likelihood of tax adjustments in each of the tax jurisdictions in which Celera has operations and the related financial statement implications are regularly assessed. Determining an appropriate level of tax reserves requires exercising judgment regarding the uncertain application of tax law. The tax effect of a position is recognized only if it is “more-likely-than-not” to be sustained, and the amount of the tax benefit recognized is equal to the largest tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement of the tax position. This approach requires the Company to exercise considerable judgment.

Research and Development

Research and development costs are expensed as incurred. Research and development costs incurred for collaborations where there are specific product deliverables, service meeting defined performances or other design specifications, are recorded in cost of sales. Research and development expenses include employee-related costs, supplies and materials, facilities costs, equipment depreciation, contract services, and other outside costs.

Comprehensive Loss

Comprehensive loss encompasses all changes in stockholders’ equity (except those arising from transactions with stockholders) and includes net loss, net unrealized gains or losses on available-for-sale securities and income related to the termination of a pension plan.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued The FASB Accounting Standards Codification (Codification). The Codification is now the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in the Codification is nonauthoritative.

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

GAAP is not changed as a result of the FASB’s Codification project, but it changes the way guidance is organized and presented. The Company has adopted the provisions of this guidance and as a result it will only affect the specific references to GAAP literature in the notes to its consolidated financial statements.

Following the issuance of the Codification, the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (ASUs), which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on changes to the Codification.

In October 2009, the FASB issued two ASUs relating to revenue recognition. The first update eliminates the requirement that all undelivered elements in an arrangement with multiple deliverables have objective and reliable evidence of fair value before revenue can be recognized for items that have been delivered. The update also no longer allows use of the residual method when allocating consideration to deliverables. Instead, arrangement consideration is to be allocated to deliverables using the relative selling price method, applying a selling price hierarchy. Vendor specific objective evidence (VSOE) of selling price should be used if it exists. Otherwise, third party evidence (TPE) of selling price should be used. If neither VSOE nor TPE is available, the company’s best estimate of selling price should be used. The second update eliminates tangible products from the scope of software revenue recognition guidance when the tangible products contain software components and non-software components that function together to deliver the tangible products’ essential functionality. Both updates require expanded qualitative and quantitative disclosures and are effective for fiscal years beginning on or after June 15, 2010, with prospective application for new or materially modified arrangements or retrospective application permitted. Early adoption is permitted. The same transition method and period of adoption must be used for both updates. The Company is in the process of analyzing the impact of these updates.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will be effective for the Company during the three months ended March 27, 2010. The Company does not expect the adoption of this guidance will have a material effect on its consolidated financial statements.

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

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

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

The purchase price allocation was revised during the six months ended December 27, 2008 to reflect a reduction in tax liability of $0.3 million at the date of acquisition. As a result, the goodwill attributable to the Lab Services segment was reduced by $0.3 million to $103.0 million.

In connection with the acquisition, Celera assumed $10.8 million of floating and fixed rate debt. As of December 27, 2008, $0.1 million of this debt remained outstanding, all of which was repaid during the year ended December 26, 2009.

As described in Note 11, the value of the trademark and trade name were tested for impairment at June 27, 2009. The book value was found to be in excess of the market value and, as a result, the related intangible asset was reduced by $14.9 million to $6.9 million.

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

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

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

Atria Genetics Inc.

In October 2007, Celera acquired substantially all of the assets of Atria Genetics, Inc. (Atria) for $33.3 million in cash, including transaction costs. Atria’s human leukocyte antigen (HLA) testing products are used for identifying potential donors in the matching process for bone marrow transplantation. The acquisition provides Celera with direct access to tissue typing in the transplantation and bone marrow registry market. The acquisition was funded by available cash.

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

As described in Note 11, the value of the trademark and trade name were tested for impairment at December 27, 2008 and June 27, 2009. The book value was found to be in excess of the market value by $0.3 million at December 27, 2008 and by $0.8 million at June 27, 2009 and, as a result, the book value of the related intangible asset was reduced to $0.9 million.

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

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

4. Employee-Related Charges, Asset Impairments and Other

Restructurings

During the year ended December 26, 2009, Celera committed to a restructuring program which resulted in a workforce reduction of approximately 90 positions. Total costs of $3.2 million were recorded in connection with the program. Severance and related costs of $2.6 million and property-related costs of $0.6 million were recorded in employee-related charges, asset impairments and other in the Consolidated Statements of Operations for the year ended December 26, 2009. Costs of $2.1 million, $0.5 million and $0.6 million were recorded in the Company’s Lab Services, Products and Corporate segments, respectively. The property-related charge primarily represents the estimated cost of excess lease space less estimated future sublease income on a number of facilities. Remaining cash expenditures of $0.2 million for the excess lease space charge are expected to be paid through April 2012. Remaining cash expenditures of $0.7 million for severance and related costs are expected to be paid through September 2010.

Also during the year ended December 26, 2009, Celera committed to a plan to close its Rockville, Maryland facility, which resulted in a workforce reduction of approximately 10 positions. This facility historically housed the majority of Celera’s proteomic research. Following the substantial completion of the research phase of the proteomics projects in Rockville, the Company transferred its diagnostic lung cancer program to its Alameda, California facility. The closure of the Rockville facility was completed at the end of October 2009.

The Company recorded a net charge of $0.7 million in its Corporate segment relating to the closure of its Rockville facility. Severance and related costs of $0.6 million and property-related costs of $0.7 million, partially offset by a gain on sale of equipment of $0.6 million, were recorded in employee-related charges, asset impairments and other in the Consolidated Statements of Operations for the year ended December 26, 2009. The property-related costs primarily represent the estimated cost of excess lease space less estimated future sublease income for the facility. Remaining cash expenditures of $0.4 million for the excess lease space charge are expected to be paid through April 2010. Remaining cash expenditures of $0.1 million for severance and related costs are expected to be paid through March 2010.

For the year ended June 30, 2008, Celera recorded a charge of $1.3 million in employee-related charges, asset impairments and other in the Consolidated Statements of Operations for severance and related costs for approximately 30 employees. Costs of $0.8 million and $0.5 million were recorded in the Company’s Products and Corporate segments, respectively. This charge resulted from the realigning of the Company’s R&D resources

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

and other activities in line with its then current business activities. All of the affected employees were notified by June 30, 2008, and terminated by the end of September 2008. All severance and related payments were made in the six months ended December 27, 2008. The Consolidated Statements of Operations for the year ended December 26, 2009 included a $0.1 million reversal of a previously established accrual associated with this severance action.

Also for the year ended June 30, 2008, Celera recorded severance and related costs of $0.8 million for approximately 20 employees and property-related costs of $0.9 million in employee-related charges, asset impairments and other in the Consolidated Statements of Operations. The charge, recorded in the Company’s Corporate segment, reflected a further reduction in the Company’s proteomic-based activities. The property-related charge represented the estimated cost of excess lease space less estimated future sublease income on a facility. Remaining cash expenditures of $0.1 million for the excess lease space charge are expected to be paid through April 2010.

For the year ended June 30, 2007, Celera recorded a $0.5 million charge in its Corporate segment for severance and related costs for the reduction of its proteomics-based activities. All payments were made in the year ended June 30, 2008. The Consolidated Statements of Operations for the six months ended December 27, 2008 included a $0.1 million reversal of a previously established accrual associated with this severance action.

For the year ended June 30, 2006, Celera recorded pre-tax charges, primarily in its Corporate segment, related primarily to its decision to exit its small molecule drug discovery and development programs. These charges, which were recorded in employee-related charges, asset impairments and other in the Consolidated Statements of Operation, are set out in the following table:

(Dollar amounts in millions)	Employee- Related Charges	Asset Impairments	Excess Lease Space	Other Disposal Costs	Total
Total charges	$12.8	$9.8	$1.2	$2.6	$26.4
Cash payments	7.9	—	0.2	2.4	10.5
Non-cash activity	—	9.3	—	0.2	9.5

Balance at June 30, 2006	4.9	0.5	1.0	—	6.4
Additional charge	—	6.8	—	—	6.8
Non-cash activity	—	6.8	—	—	6.8
Cash payments	4.2	—	0.7	—	4.9
Reversal of previously established accruals	0.6	—	—	—	0.6

Balance at June 30, 2007	0.1	0.5	0.3	—	0.9
Additional charge	—	0.3	—	—	0.3
Non-cash activity	—	0.3	—	—	0.3
Cash payments	0.1	—	—	—	0.1

Balance at June 30, 2008	—	0.5	0.3	—	0.8
Non-cash activity	—	0.5	0.3	—	0.8

Balance at December 27, 2008 and December 26, 2009	$—	$—	$—	$—	$—

The employee-related charges were for severance and related costs primarily for staff reductions in small molecule drug discovery and development. All affected employees were terminated by June 30, 2007. The asset impairment charges primarily related to a write-down of the carrying amount of an owned facility to its then estimated current market value less estimated selling costs, as well as write-offs of leasehold improvements and equipment. In the year ended June 30, 2007, Celera recorded an additional pre-tax charge of $6.8 million to

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

write-down the carrying amount of this facility. In the year ended June 30, 2008, Celera recorded an additional pre-tax charge of $0.3 million to write-down the carrying amount of this facility. The estimates of market value for this facility were based on third-party appraisals. In the six months ended December 27, 2008 the facility was reclassified from assets held for sale to property, plant and equipment.

For the year ended June 30, 2005, Celera recorded pre-tax charges totaling $4.5 million in its Corporate segment related to its decision to close the operations of Paracel Inc., a business Celera acquired in the year ended June 30, 2000. The charge consisted of $1.1 million for severance and benefit costs, $1.7 million for excess facility lease expenses and asset impairments, and $1.7 million in cost of sales for the impairment of inventory. The charge for excess facility lease expenses and asset impairments was primarily for a revision to a previously established accrual. All affected employees were terminated by June 30, 2005. Through December 26, 2009, Celera made cash payments of $6.2 million related to the excess lease space charge. The remaining cash expenditures related to this charge of approximately $0.6 million are expected to be disbursed by June 30, 2011.

Other

For the year ended December 26, 2009, a charge of $0.5 million related to tax obligations associated with the split-off from Life Technologies was recorded in employee-related charges, asset impairments and other in the Consolidated Statements of Operations.

For the six months ended December 27, 2008, a charge of $1.6 million related to the realization of pension costs as a result of the split-off from Life Technologies and severance costs of $0.8 million were recorded in employee-related charges, asset impairments and other in the Consolidated Statements of Operations.

For the year ended June 30, 2008, a charge of $3.7 million for professional fees related to the split-off from Life Technologies and a charge of $0.4 million related to the settlement of a patent infringement suit were recorded in employee-related charges, asset impairments and other in the Consolidated Statements of Operations.

For the year ended June 30, 2007, a charge of $3.6 million related to a patent infringement suit was recorded in employee-related charges, asset impairments and other in the Consolidated Statements of Operations. The charge represented the Company’s share of a damage award in litigation between Abbott and Innogenetics N.V. The litigation was settled in the year ended June 30, 2008.

5. Net Loss per Share

Basic and diluted net loss per share has been computed for the year ended December 26, 2009 and for the six months ended December 27, 2008 using the weighted average number of common shares outstanding for the period.

Net loss per share has been presented for the years ended June 30, 2008 and 2007 to reflect the capital structure of Celera subsequent to the split-off date. Basic and diluted net loss per share has been computed by dividing the net loss for the year by the weighted average number of shares of Celera Group common stock outstanding for the period.

Restricted stock unit awards and stock options to acquire 5.0 million, 6.3 million, 7.6 million and 7.6 million shares of common stock at December 26, 2009, December 27, 2008, June 30, 2008 and June 30, 2007, respectively, have been excluded from the computations of diluted net loss per share because their effect would have been anti-dilutive.

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

6. Investments

All short-term investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported as a component of stockholders’ equity in the Consolidated Statements of Financial Position. The fair value of short-term investments and unrealized gains and losses at December 26, 2009 and December 27, 2008 were as follows:

	At December 26, 2009
(Dollar amounts in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$43.4	$0.3	$—	$43.7
U.S. government agency securities (a)	67.9	0.6	(0.1)	68.4
Non-U.S. government agency securities	33.0	0.1	—	33.1
Corporate bonds	110.1	0.9	(0.2)	110.8
Asset-backed securities	14.0	0.2	—	14.2

Total short-term investments	$268.4	$2.1	$(0.3)	$270.2

(a)	U.S. government agency securities include corporate bonds that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).

	At December 27, 2008
(Dollar amounts in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$16.6	$0.2	$—	$16.8
U.S. government agency securities	50.7	0.8	—	51.5
Non-U.S. government agency securities	0.6	—	—	0.6
Corporate bonds	140.3	0.2	(6.1)	134.4
Asset-backed securities	36.3	—	(1.6)	34.7
Certificates of deposit	6.5	—	—	6.5

Total short-term investments	$251.0	$1.2	$(7.7)	$244.5

The realized gains and losses associated with short-term investments for the year ended December 26, 2009, the six months ended December 27, 2008 and the years ended June 30, 2008, and 2007 were as follows:

(Dollar amounts in millions)	Year Ended December 26, 2009	Six Months Ended December 27, 2008	Years Ended June 30,
			2008	2007
Realized gains on investments	$0.3	$0.2	$1.2	$0.5
Realized losses on investments	(0.2)	(3.4)	(1.1)	—

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

The following tables show the fair value and the gross unrealized losses for investments that were in an unrealized loss position at December 26, 2009 and December 27, 2008, aggregated by category and by the length of time that the individual securities have been in a continuous loss position.

(Dollar amounts in millions)	At December 26, 2009
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agency securities	$24.9	$(0.1)	$—	$—	$24.9	$(0.1)
Corporate bonds	6.2	—	28.4	(0.2)	34.6	(0.2)

Total	$31.1	$(0.1)	$28.4	$(0.2)	$59.5	$(0.3)

(Dollar amounts in millions)	At December 27, 2008
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$41.5	$(1.9)	$72.5	$(4.2)	$114.0	$(6.1)
Asset-backed securities	25.8	(1.2)	4.6	(0.4)	30.4	(1.6)

Total	$67.3	$(3.1)	$77.1	$(4.6)	$144.4	$(7.7)

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

The Company evaluated its short-term investment portfolio and concluded that there had been no decline in market value at December 26, 2009 that was considered to be other-than-temporary.

Total unrealized losses of $0.3 million in the investment portfolio at December 26, 2009 were due to market movements and fluctuations in interest rates and have been recorded in accumulated other comprehensive income (loss) in the Consolidated Statements of Financial Position. Management does not believe the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of December 26, 2009. At that date, the Company had no intention to sell these investments and believes it is more-likely-than-not that it will not be required to sell these investments before recovery of their amortized cost basis.

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

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

The following table summarizes the contractual maturities of available-for-sale securities at December 26, 2009:

(Dollar amounts in millions)	At December 26, 2009
Less than one year	$110.0
Due in one-to-two years	76.3
Due in two-to-five years	83.9

Total	$270.2

Securities classified as trading totaling $7.4 million at December 26, 2009 and $6.2 million at December 27, 2008, have been recorded at fair value with realized and unrealized gains and losses included in net loss in the Consolidated Statements of Operations. These securities, representing deferred compensation and excess savings plan assets, were recorded in prepaid expenses and other current assets in the Consolidated Statements of Financial Position. The related deferred compensation and excess savings plan liabilities are recorded at fair value in other long-term liabilities in the Consolidated Statements of Financial Position. Included in net loss were unrealized net holding gains of $1.0 million for the year ended December 26, 2009, losses of $0.1 million for the six months ended December 27, 2008, $0.4 million for the year ended June 30, 2008 and gains of $1.0 million for the year ended June 30, 2007. These gains and losses are offset by changes in fair value of the related liability.

Minority equity investments classified as available-for-sale totaling $3.3 million at December 26, 2009 and $0.9 million at December 27, 2008, are included in other long-term assets in the Consolidated Statements of Financial Position. These investments are carried at fair value with unrealized gains and losses reported as a component of stockholders’ equity in the Consolidated Statements of Financial Position. Included in comprehensive loss are net unrealized holding gains of $2.4 million for the year ended December 26, 2009, losses of $0.9 million for the six months ended December 27, 2008, gains of $1.0 million for the year ended June 30, 2008, net of $3.1 million reclassified to realized loss, and losses of $1.2 million for the year ended June 30, 2007.

7. Fair Value of Financial Instruments

The following table sets forth the Company’s financial assets that were accounted for at fair value at December 26, 2009:

		Fair Value at December 26, 2009 Using
(Dollar amounts in millions)	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$43.7	$43.7	$—	$—
U.S. government agency securities (a)	68.4	—	68.4	—
Non-U.S. government agency securities	33.1	—	33.1	—
Corporate bonds	110.8	—	110.8	—
Asset-backed securities	14.2	—	14.2	—

Short-term investments	270.2	43.7	226.5	—
Cash equivalents	48.8	44.0	4.8	—
Publicly traded common stock	3.3	3.3	—	—
Deferred compensation and excess savings plan assets	7.4	7.4	—	—

Total assets measured at fair value	$329.7	$98.4	$231.3	$—

(a)	U.S. government agency securities include corporate bonds that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

Cash equivalents typically consist of money market funds and instruments with remaining maturities of three months or less at the date of purchase. Publicly traded common stock represents minority equity investments which are included in other long-term assets in the Consolidated Statements of Financial Position. Deferred compensation and excess savings plan assets, totaling $7.4 million at December 26, 2009, have been classified as trading and have been recorded at fair value with realized gains and losses included in net loss. These assets are included in prepaid expenses and other current assets in the Consolidated Statements of Financial Position. The related deferred compensation and excess savings plan liabilities are recorded at fair value in other long-term liabilities in the Consolidated Statements of Financial Position. Changes in fair value are recorded in net loss where they offset the gains and losses recorded for the related assets.

Concentration of Credit Risk

The financial instruments that potentially subject Celera to concentrations of credit risk are cash and cash equivalents, short-term investments, accounts receivable and the long-term receivable from Abbott. Celera attempts to minimize the risks related to cash and cash equivalents and short-term investments by using highly-rated financial institutions and by investing in a broad and diverse range of securities. The Company has established an investment policy relative to credit ratings and maturities intended to maintain safety and liquidity.

At December 26, 2009, Abbott and Medicare accounted for 30% and 17%, respectively, of net accounts receivable.

8. Inventories

Net inventories included the following components at December 26, 2009 and December 27, 2008:

(Dollar amounts in millions)	At December 26, 2009	At December 27, 2008
Raw materials and supplies	$1.9	$3.9
Work-in-process	1.3	1.1
Finished products	3.5	2.5

Total inventories, net	$6.7	$7.5

9. Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 26, 2009 and December 27, 2008:

(Dollar amounts in millions)	At December 26, 2009	At December 27, 2008
Leasehold improvements	$18.8	$19.7
Machinery and equipment	27.1	41.0
Computer software and licenses	5.3	12.5

Property, plant and equipment, at cost	51.2	73.2
Accumulated depreciation and amortization	37.3	56.5

Property, plant and equipment, net	$13.9	$16.7

Depreciation and amortization expense for property, plant and equipment was $5.4 million for the year ended December 26, 2009, $2.7 million for the six months ended December 27, 2008 and $5.9 million, and $4.7 million for the years ended June 30, 2008 and 2007, respectively.

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

10. Goodwill

The gross carrying amount of goodwill in each of the Company’s reporting units at December 26, 2009 was as follows:

(Dollar amounts in millions)	At December 26, 2009
Reportable segment:
Lab Services	$103.0
Products	11.0
Corporate	2.3

Total	$116.3

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

The Company performed its annual impairment analysis during the fourth quarter of 2009. Based on the results of step one of the impairment test, it was determined that the fair value of each reporting unit at December 26, 2009 exceeded its carrying value, and therefore, the second step of the impairment test was not required to be performed and no goodwill impairment was recognized. As part of step one of the impairment test, the Company performed various sensitivity analyses on certain of the assumptions used under the income approach, including forecasted revenues and the discount rate.

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

The Company will continue to test goodwill for impairment on an annual basis and in each reporting period in which indicators of impairment are present.

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

11. Intangible and Other Long-Lived Assets

Changes in the gross carrying amount and accumulated amortization of intangible assets at December 26, 2009 were as follows:

	Gross Carrying Amount
(Dollar amounts in millions)	At December 26, 2009	Impairment Charges	Additions	At December 27, 2008
Amortized intangible assets:
Customer relationships	$85.2	$—	$—	$85.2
Acquired technology	17.6	—	—	17.6
Patents and licenses	13.4	—	10.7	2.7
Other	0.9	—	—	0.9

Total amortized intangible assets	117.1	—	10.7	106.4
Unamortized intangible assets:
Trade names	7.8	15.7	—	23.5

Total	$124.9	$15.7	$10.7	$129.9

(Dollar amounts in millions)	Weighted Average Life	Accumulated Amortization
		At December 26, 2009	Additions	At December 27, 2008
Amortized intangible assets:
Customer relationships	13	$17.2	$7.9	$9.3
Acquired technology	8	4.8	2.1	2.7
Patents and licenses	16	1.0	0.5	0.5
Other	5	0.4	0.2	0.2

Total amortized intangible assets		23.4	10.7	12.7
Unamortized intangible assets:
Trade names		—	—	—

Total		$23.4	$10.7	$12.7

In 2009, the Company entered into patent license agreements with deCODE genetics, Inc. (deCODE) and Perlegen Sciences, Inc. (Perlegen) under which deCODE and Perlegen granted the Company licenses to certain genetic markers. The Company paid total fees for the licenses of $10.3 million which have been capitalized to other long-term assets in the Consolidated Statement of Financial Position at December 26, 2009.

In connection with the acquisitions of BHL and Atria in October 2007, trade names were acquired that were determined to be indefinitely lived. The Company conducts its annual impairment analysis for indefinite lived intangible assets during the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that an asset may be impaired.

The trade names were evaluated for impairment during the fourth quarter of 2009 as part of the annual impairment test. It was determined that the fair value of each trade name exceeded its carrying value, and therefore, no impairment was recognized.

As a result of the impairment indicators described in Note 10, the Company evaluated its trade names for impairment at June 27, 2009 using the relief from royalty method. It was determined that the carrying values of

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

the trade names exceeded their fair values and the Company recorded impairment charges for the second quarter of 2009 in its Corporate segment of $14.9 million for the BHL trade name and of $0.8 million for the Atria trade name. A total charge of $15.7 million was recorded in impairment of intangible assets in the Consolidated Statements of Operations for the year ended December 26, 2009. Significant judgments inherent in this analysis included assumptions regarding appropriate revenue growth rates, discount rates and royalty rates. Recording the impairment charge in the Corporate segment is consistent with the financial information provided to the Company’s chief operating decision maker.

The Company will continue to test indefinite-lived intangible assets for impairment on an annual basis and in each reporting period in which indicators of impairment are present.

The Company reviews long-lived assets, including its intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset group to the future undiscounted net cash flows expected to be generated by those assets. If such assets are considered to be impaired, an impairment charge is recognized for the amount by which the carrying amounts of the assets exceed the fair value of the assets. As a result of the impairment indicators described in Note 10, the Company tested its long-lived assets for impairment at June 27, 2009 and determined that there was no impairment.

The Company has not performed an additional impairment test of its long-lived assets during the year ended December 26, 2009. The Company will continue to test these assets for impairment in each reporting period in which indicators of impairment are present.

Aggregate intangible asset amortization expense was as follows:

(Dollar amounts in millions)	Year Ended December 26, 2009	Six Months Ended December 27, 2008	Years Ended June 30,
			2008	2007
Intangible asset amortization	$10.7	$5.4	$7.3	$—

Amortization of acquisition-related intangible assets is recorded in amortization of purchased intangible assets in the Consolidated Statements of Operations. The amortization of patents and licenses is recorded in cost of sales in the Consolidated Statements of Operations.

The estimated intangible asset amortization expense for each of the next five years is shown in the following table. Future acquisitions or impairment events could cause these amounts to change.

(Dollar amounts in millions)
2010	$11.0
2011	11.1
2012	10.6
2013	9.6
2014	9.0

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

12. Other Balance Sheet Accounts

Other long-term assets consisted of the following at December 26, 2009 and December 27, 2008:

(Dollar amounts in millions)	At December 26, 2009	At December 27, 2008
Receivable from Abbott (a)	$25.7	$24.8
Minority equity investments	3.3	0.9
Other	0.4	0.6

Other long-term assets	$29.4	$26.3

(a)	Following the termination of the alliance effective October 1, 2008, the total net investment in the alliance was converted to a long-term receivable from Abbott. Refer to Note 20 for further information.

Other long-term liabilities consisted of the following at December 26, 2009 and December 27, 2008:

(Dollar amounts in millions)	At December 26, 2009	At December 27, 2008
Deferred compensation	$7.4	$6.2
Deferred tax liability	3.8	15.7
Other	2.4	3.3

Other long-term liabilities	$13.6	$25.2

Other accrued expenses consisted of the following at December 26, 2009 and December 27, 2008:

(Dollar amounts in millions)	At December 26, 2009	At December 27, 2008
Restructurings	$2.0	$1.2
Legal settlements	1.4	—
Other	7.2	8.6

Other accrued expenses	$10.6	$9.8

13. Stock

Capital Stock

The capital stock of the Company consists of 310,000,000 shares, 300,000,000 of which are designated common stock, par value $0.01 per share, and 10,000,000 of which are designated preferred stock, par value $0.01 per share.

As part of the split-off from Life Technologies, each outstanding share of Celera Group common stock was redeemed in exchange for one share of Celera Corporation common stock. Immediately following the split-off, approximately 80.0 million shares of Celera Corporation common stock were outstanding, based on the same number of shares of Celera Group common stock outstanding as of June 30, 2008. No shares of preferred stock were outstanding following the split-off.

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

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

The changes in shares issued are summarized below:

(Shares in millions)	Issued
Balance at June 30, 2006	77.3
Issuance of shares	1.7

Balance at June 30, 2007	79.0
Issuance of shares	1.0

Balance at June 30, 2008	80.0
Issuance of shares	1.4

Balance at December 27, 2008	81.4
Issuance of shares	0.8

Balance at December 26, 2009	82.2

Treasury Stock

The Company’s treasury shares are recorded at aggregate cost.

Treasury stock consists of Celera Corporation common stock previously deferred under Life Technologies’ Director Stock Purchase and Deferred Compensation Plans, and shares of Celera Corporation common stock reacquired by the Company to satisfy tax withholding obligations upon the vesting of shares of certain restricted stock awards. During the year ended December 26, 2009 and the six months ended December 27, 2008, 0.1 million shares were reacquired by the Company to satisfy tax withholding obligations and $0.5 million and $1.0 million, respectively, was recorded as treasury stock.

The changes in shares held in treasury are summarized below:

(Shares in millions)	Treasury
Balance at June 30, 2008, 2007 and 2006	—
Reacquired shares	0.1

Balance at December 27, 2008	0.1
Reacquired shares	0.1

Balance at December 26, 2009	0.2

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

14. Share-Based Compensation

Prior to the split-off from Life Technologies, Celera’s employees, as part of Life Technologies, were granted stock options, restricted stock and restricted stock units related to Celera Group common stock. As a result, the following disclosures include share-based compensation information relating to Celera Corporation common stock and Celera Group common stock.

Total share-based compensation expense was as follows:

(Dollar amounts in millions)	Year Ended December 26, 2009	Six Months Ended December 27, 2008	Years Ended June 30,
			2008	2007
Pre-tax share-based compensation expense	$3.7	$2.9	$6.8	$3.3
Tax benefit	—	—	2.1	0.9

Net share-based compensation expense	$3.7	$2.9	$4.7	$2.4

The share-based compensation expense for the six months ended December 27, 2008 included $0.5 million related to the accelerated vesting of Applied Biosystems stock awards held by Celera employees following the merger of Applied Biosystems with Invitrogen.

As of December 26, 2009, there was $9.3 million of total unrecognized compensation expense related to Celera stock options and restricted stock units that is expected to be recognized over a weighted average period of approximately 2.7 years.

Share-Based Plans

As of December 26, 2009, approximately 13.0 million shares of Celera Corporation common stock were available for the grant of awards under the Celera Corporation 2008 Stock Incentive Plan (the Plan). Share-based exercises of Celera Corporation common stock are settled with a combination of treasury and newly issued shares.

Prior to the split-off, the Applied Biosystems/Celera Group 1999 Amended and Restated Stock Incentive Plan (Celera Group Plan) authorized grants of Celera Group stock options, restricted stock units, and other equity awards. Directors, officers, employees, and consultants were granted awards under the Celera Group Plan in a manner that reflected their responsibilities.

Stock Options

Prior to the split-off, options granted to Celera employees allowed them to purchase shares of Celera Group common stock under the terms of the plans under which they were issued. In addition, members of Life Technologies’ Board of Directors received Celera Group stock options for their service on Life Technologies’ board. Celera Group stock options were issued at their fair market value at grant date. With the exception of Celera Group stock options granted in the fourth quarter of the year ended June 30, 2005, as discussed below, Celera Group stock options generally vested equally over a four-year service period and expire ten years from the grant date.

During the year ended June 30, 2005, Life Technologies’ Board of Directors approved the grant of options to purchase 1.3 million shares of Celera Group common stock to some employees, including executive officers. These options have a term of ten years from the grant date, and were fully vested and exercisable as of the grant date. However, Celera Group common stock acquired on the exercise of these options is subject to a restriction on transfer (covering sales, gifts, pledges, and any other method of disposition). The transfer restriction will

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

lapse, for each grant of options to purchase Celera Group common stock, on 25% of the shares covered by these grants on each of the first four anniversaries of the grant date. Also, the transfer restriction will lapse in full on termination of employment for any reason.

Effective on the split-off, each of the outstanding options to acquire Celera Group common stock, including those described above, was converted into an option to acquire shares of Celera Corporation common stock.

A summary of option activity under the Plan as of December 26, 2009, and changes during the year then ended, is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In millions)
Outstanding at December 27, 2008	5,492,771	$19.23
Granted	1,274,502	6.81
Exercised	(506,131)	8.56
Cancelled	(2,105,859)	23.58

Outstanding at December 26, 2009	4,155,283	$14.54	6.0	$0.5

Vested or expected to vest at December 26, 2009 (a)	3,906,838	$14.99	5.8	$0.4

Exercisable at December 26, 2009	2,403,033	$18.75	3.8	$—

(a)	The expected to vest amount represents the unvested Celera stock options as of December 26, 2009 less estimated forfeitures.

The weighted-average grant-date fair value of options granted was $3.16 for the year ended December 26, 2009, $5.12 for the six months ended December 27, 2008 and $5.38 and $5.51 for the years ended June 30, 2008 and 2007, respectively. Cash received from stock option exercises was $7.2 million for the year ended December 26, 2009, $4.0 million for the six months ended December 27, 2008 and $7.9 million and $16.8 million for the years ended June 30, 2008 and 2007, respectively. The total intrinsic value of stock awards exercised was $0.7 million for the year ended December 26, 2009, $2.3 million for the six months ended December 27, 2008 and $3.9 million and $6.8 million for the years ended June 30, 2008 and 2007, respectively.

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

The weighted-average grant-date fair value of restricted stock units granted was $6.19 for the year ended December 26, 2009, $10.96 for the six months ended December 27, 2008 and $13.88 and $15.05 for the years ended June 30, 2008 and 2007, respectively.

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

A summary of restricted stock unit activity under the Plan as of December 26, 2009, and changes during the year then ended, is presented below:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 27, 2008	838,420	$14.50
Granted	468,884	6.19
Vested	(268,005)	12.17
Cancelled	(220,294)	14.48

Nonvested at December 26, 2009	819,005	10.51

Restricted Stock

Prior to the split-off, certain employees and non-employee directors were granted shares of Celera Group restricted stock that vested when certain continuous employment/service restrictions and/or specified performance goals were achieved. There were no nonvested shares of restricted stock at December 26, 2009 or December 27, 2008.

The total fair value of shares vested, including restricted stock units and restricted stock, for the year ended December 26, 2009, the six months ended December 27, 2008 and the years ended June 30, 2008 and 2007 was $1.8 million, $5.3 million, $2.1 million and $0.9 million, respectively.

Employee Stock Purchase Plans

Prior to the split-off, employees could participate in the Life Technologies’ stock purchase plan. This plan gave employees the right to purchase shares of Celera Group common stock. Employees were eligible to participate through payroll deductions of up to 10% of their compensation. Celera Group common stock was purchased at 85% of the lower of the average market price at the beginning or the end of each three month offering period. Expense of $0.7 million was recorded under these stock purchase plans in each of the years ended June 30, 2008 and 2007.

The number of Celera Group shares issued under Life Technologies’ employee stock purchase plan was 248,000 and 242,000 for the years ended June 30, 2008 and 2007, respectively.

Director Stock Purchase and Deferred Compensation Plan

Life Technologies adopted a Director Stock Purchase and Deferred Compensation Plan in 1993 that permitted Life Technologies’ non-employee directors to apply all or a portion of their annual retainer and other board fees to the purchase of common stock. Prior to the split-off, purchases of Celera Group common stock were made in a ratio approximately equal to the number of shares of Celera Group common stock outstanding. The purchase price was the fair market value on the date the retainer was earned. At December 26, 2009, 13,151 shares of Celera Corporation common stock were deferred under the Director Stock Purchase and Deferred Compensation Plan.

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

15. Income Taxes

Earnings and taxes are primarily derived from U.S. sources.

The benefit (provision) for income taxes from operations for the year ended December 26, 2009, the six months ended December 27, 2008 and the years ended June 30, 2008 and 2007 consisted of the following:

(Dollar amounts in millions)	Year Ended December 26, 2009	Six Months Ended December 27, 2008	Years Ended June 30,
			2008	2007
Current	$4.6	$0.2	$41.3	$0.6
Deferred	10.8	1.0	(136.9)	14.7

Total benefit (provision) for income taxes	$15.4	$1.2	$(95.6)	$15.3

A reconciliation of the federal statutory tax rate to the actual benefit (provision) for income taxes for the year ended December 26, 2009, the six months ended December 27, 2008 and the years ended June 30, 2008 and 2007 is set forth in the following table:

(Dollar amounts in millions)	Year Ended December 26, 2009	Six Months Ended December 27, 2008	Years Ended June 30,
			2008	2007
Federal statutory rate	35%	35%	35%	35%

Tax at federal statutory rate	$16.9	$5.0	$5.2	$12.6
State income taxes	—	0.7	—	—
Valuation allowance	(1.6)	(4.9)	(98.1)	—
Non-deductible costs related to the split-off	—	(0.1)	(1.8)	—
R&D tax credit	0.3	0.3	(0.3)	2.9
Non-deductible stock compensation expense	—	—	(0.2)	(0.2)
Non-deductible compensation expense	—	—	(0.2)	—
Indefinite lived intangibles	—	(0.1)	—	—
Termination of pension plan	—	0.3	—	—
Meals and entertainment	(0.2)	—	(0.2)	—

Total benefit (provision) for income taxes	$15.4	$1.2	$(95.6)	$15.3

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

Significant components of deferred tax assets and liabilities at December 26, 2009 and December 27, 2008 are summarized below:

(Dollar amounts in millions)	At December 26, 2009	At December 27, 2008
Deferred tax assets:
Depreciation	$1.6	$2.4
Inventories	1.3	1.7
Unrealized losses on investments	—	3.6
Allowance for doubtful accounts	7.7	6.7
Stock compensation	5.1	4.6
Compensation	1.5	1.0
Other accruals	3.9	2.3
Tax credit and net operating loss carryforwards	68.6	50.2
Capitalized R&D expense	37.0	48.7
State taxes, net of federal benefit (a)	—	1.7
Restructuring reserve	1.0	5.8
Present value discount of long-term receivable from Abbott	2.0	2.3

Subtotal	129.7	131.0
Valuation allowance – U.S. federal and states	(103.1)	(107.0)

Total deferred tax assets	26.6	24.0

Deferred tax liabilities:
Intangible assets	28.7	37.0
Unrealized gains on investments	1.7	—

Total deferred tax liabilities	30.4	37.0

Total net deferred tax liabilities	$(3.8)	$(13.0)

Total current deferred tax asset	$—	$2.7
Total non-current deferred tax liabilities	(3.8)	(15.7)

Total net deferred tax liabilities	$(3.8)	$(13.0)

(a)	Represents state deferred tax assets not included in the above categories.

Prior to the split-off from Life Technologies, losses were absorbed by income at the Life Technologies level and therefore there were no net operating loss carryforwards at June 30, 2008 other than losses that were a result of various acquisitions of $30.4 million, on a tax effected basis. At December 26, 2009, $24.2 million remained of the acquired losses. Subsequent to the split-off, Celera has generated $36.1 million of U.S. federal and state net operating losses on a tax effected basis. In addition, Celera has generated $1.2 million of U.S. federal and state credits.

Of the losses generated subsequent to the split-off, $4.6 million will be utilized for federal carryback claims. The remaining generated and acquired losses will expire between 2010 and 2029. The Internal Revenue Code has limited the amount of the acquired net operating loss carryforwards that can be used annually to offset future taxable income as a result of acquisitions. The Company also has U.S. federal credit carryforwards of $11.3 million that expire between 2010 and 2029.

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

The net operating loss carryforward includes $2.3 million, on a tax effected basis, related to excess employee stock option deductions, the benefit from which will be recorded in additional paid-in capital when utilized in future years.

The valuation allowance of $103.1 million at December 26, 2009, decreased by $3.9 million compared to December 27, 2008, primarily due to movements in capitalized R&D expense amortization, unrealized investment gains, and restructuring reserve, partially offset by net increases in tax credits and net operating loss carryforwards.

The valuation allowance of $107.0 million at December 27, 2008, increased by $3.4 million compared to June 30, 2008, primarily due to net increases in tax credits and net operating loss carryforwards.

The valuation allowance of $103.6 million at June 30, 2008, increased by $82.9 million compared to June 30, 2007, primarily due to the split-off from Life Technologies. Prior to the split-off, Celera recorded a non-cash tax charge of $98.1 million to increase the valuation allowance against its deferred tax assets. As a result of the split-off, Celera will no longer be a member of Life Technologies’ consolidated return. Due to Celera’s post split-off separate taxpayer status and history of losses, management determined that it was more likely than not that the net deferred tax assets distributed to Celera in conjunction with the split-off will not be realized. Consequently, a full federal valuation allowance was established after having considered reversing deferred tax liabilities. These deferred tax assets are expected to expire between 2010 and 2022, if not used before then.

On July 1, 2007, the Company changed the method by which it accounts for uncertain income tax positions. This method clarified, among other things, the accounting for uncertain income tax positions by prescribing a minimum probability threshold that a tax position must meet before a financial statement income tax benefit is recognized. The minimum threshold is defined as a tax position that, based solely on its technical merits, is more likely than not to be sustained upon examination by the relevant taxing authority. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate resolution. This accounting method was applied to all existing tax positions upon adoption. The change resulted in a $34.9 million reduction to the Company’s opening accumulated net loss. In addition, based on all known facts and circumstances and current tax law, the Company believes that the total amount of its uncertain income tax positions and related accrued interest are not material to its financial position.

At December 26, 2009 and December 27, 2008, the Company had $0.1 million of unrecognized tax benefits. This amount represents the tax benefits associated with various tax positions taken, or expected to be taken, on tax returns that have not been recognized in the financial statements due to uncertainty regarding their resolution.

The Company files U.S. federal and various state income tax returns. The U.S. statutes of limitation are open for the fiscal tax years 2005 forward. The Company is currently under income tax audit by the State of California Franchise Tax Board for the tax years 2006 and 2007. Under the tax matters agreement between Life Technologies and the Company (refer to Note 17), it is expected that Life Technologies generally will be responsible for the payment of all taxes attributable to Celera’s operations prior to the split-off.

Under the terms of the tax matters agreement between Life Technologies and its affiliates and the Company and its affiliates entered into in connection with the split-off, certain tax assets were transferred to Celera. To preserve the allocation of one of the tax assets transferred to the Company, Life Technologies was required to make a specific tax election on its federal tax return for the period ended June 27, 2008. The Company put Life Technologies on notice that the election must be made. Life Technologies refused to make the election on its federal tax return filed on March 16, 2009 and, pursuant to applicable tax regulations, that decision is irrevocable. This action has resulted in the elimination of approximately $8.7 million of Celera’s non-current

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

deferred tax assets. Because of the full valuation allowance against these tax assets, there is no affect on the Company’s net deferred tax assets. The Company believes that Life Technologies’ failure to make the election constitutes a material breach of the tax matters agreement. The Company intends to pursue its rights and remedies with respect to this matter.

16. Retirement and Other Benefits

Pension Plans, Retiree Healthcare and Life Insurance Benefits

Prior to the split-off from Life Technologies, a small number of Celera employees participated in Life Technologies’ pension and postretirement benefit plans. Benefits provided under Life Technologies’ defined benefit pension plans are generally based on years of service and compensation during active employment. The accrual of future service benefits for the qualified defined benefit pension plan was frozen as of June 30, 2004. Prior to the split-off, Life Technologies also sponsored nonqualified supplemental benefit plans in which a small number of Celera employees participated. These supplemental plans were unfunded.

Subsequent to the split-off, Celera adopted a non-qualified deferred compensation and excess savings plan similar to the plans offered by Life Technologies.

Prior to the split-off, Celera’s President and Chief Executive Officer participated in Life Technologies’ supplemental executive retirement plan. Celera froze this plan and transferred the value of the benefit at June 30, 2008 to the Celera Corporation Non-Qualified Savings and Deferral Plan. No further contributions to the supplemental executive retirement plan will be made by the Company and the benefit will only be available to Celera’s President and Chief Executive Officer upon termination or retirement.

The net periodic benefit expense allocated to the Company associated with Life Technologies’ employee benefit plans for the years ended June 30, is shown in the table below. These amounts represent the Company’s share of Life Technologies’ contributions to the plan prior to the split-off. As a result of the split-off, liabilities for Celera eligible employees for the qualified domestic pension and postretirement benefit plans remain with Life Technologies.

(Dollar amounts in millions)	Pension	Post-Retirement
2008	$1.2	$0.1
2007	1.1	0.1

Savings Plans

Celera offers a tax-qualified 401(k) savings plan to all eligible employees. Prior to the split-off from Life Technologies, Celera’s employees participated in Life Technologies’ 401(k) savings plan. Contributions to the plans on behalf of the employees, net of plan forfeitures, were $2.4 million for the year ended December 26, 2009, $0.5 million for the six months ended December 27, 2008 and $1.4 million and $1.4 million for the years ended June 30, 2008 and 2007, respectively.

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

17. Commitments and Contingencies

Future minimum payments at December 26, 2009 under non-cancelable operating leases for real estate and equipment were as follows:

(Dollar amounts in millions)
2010	$7.3
2011	3.7
2012	1.9
2013	1.9
2014	1.5
2015 and thereafter	6.3

Total	$22.6

Rental expense was $6.9 million for the year ended December 26, 2009, $3.3 million for the six months ended December 27, 2008 and $6.3 million and $5.1 million for the years ended June 30, 2008 and 2007, respectively. Rent expense associated with operating leases that includes scheduled rent increases and tenant incentives, such as rent holidays, is recorded on a straight-line basis over the term of the lease.

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

Legal Proceedings

Life Technologies and some of its officers are defendants in a lawsuit brought on behalf of purchasers of Celera stock in its follow-on public offering of Celera stock completed on March 6, 2000. In the offering, Life Technologies sold an aggregate of approximately 4.4 million shares of Celera stock at a public offering price of $225 per share. The lawsuit, which was commenced with the filing of several complaints in April and May 2000, is pending in the U.S. District Court for the District of Connecticut, and an amended consolidated complaint was filed on August 21, 2001. The consolidated complaint generally alleges that the prospectus used in connection with the offering was inaccurate or misleading because it failed to adequately disclose the alleged opposition of the Human Genome Project and two of its supporters, the governments of the U.S. and the U.K., to providing patent protection to Celera’s genomic-based products. Although neither Celera nor Life Technologies ever sought, or intended to seek, a patent on the basic human genome sequence data, the complaint also alleges that Life Technologies did not adequately disclose the risk that it would not be able to patent this data. The consolidated complaint seeks unspecified monetary damages, rescission, costs and expenses, and other relief as the court deems proper. On March 31, 2005, the court certified the case as a class action. In November 2008, the U.S. District Court for the District of Connecticut issued an order to the parties to show cause why the case

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

should not be dismissed. A hearing on this matter was held in April 2009 at which the Court directed the parties to explore a potential settlement of the matter. The parties are exploring a settlement in accordance with the Court’s direction, but no agreement has yet been reached.

Under the terms of the Company’s separation agreement with Life Technologies, Celera agreed to indemnify Life Technologies for liabilities resulting from the class action suit described above, as well as other actions pending on the split-off date or that may arise in the future, to the extent such actions are ultimately determined to relate to or arise out of the Celera business, assets or liabilities, in each case, to the extent not covered by Life Technologies’ insurance. There is no limit on the maximum amount of monetary damages for which the Company may be required to indemnify Life Technologies for such suits. If plaintiffs in these suits are ultimately successful on the merits, the resulting liabilities for which Celera is responsible could have a material adverse impact on Celera’s business and financial condition.

At December 26, 2009, Cornell Research Foundation (CRF) and Life Technologies were parties to an arbitration proceeding as a result of CRF’s allegations of breach of an exclusive license agreement by Life Technologies. CRF alleged, among other things, that past royalties were owed on certain Celera products, and that Life Technologies granted an unauthorized sublicense to a third party. The parties to the arbitration, and Celera, entered into a definitive settlement agreement regarding this matter in February 2010. As part of this settlement, Celera agreed to pay CRF an undisclosed amount, which had been substantially reserved for in the quarter ended September 26, 2009. In addition, Celera entered into a new patent sublicense agreement with Life Technologies.

On January 14, 2010, BHL filed a Complaint for Temporary, Preliminary and Permanent Injunctive Relief and For Damages in the United States District Court for the Eastern District of Virginia against Health Diagnostic Laboratory, Inc. and several individual defendants. The individual defendants are all former employees of BHL. In the litigation, BHL has asserted a number of contractual, tort and statutory claims against the defendants, including claims for misappropriation of trade secrets and tortious interference with BHL’s client relationships. The defendants’ activities have been concentrated in the Southeast, which historically has been the highest-volume sales territory for BHL.

On January 28, 2010, the Court issued a temporary restraining order in this matter which, among other things, restricted the individual defendants from soliciting certain BHL physician clients. The temporary restraining order expired by its terms on February 8, 2010. On February 3, 2010, the Court entered a Consent Order that was agreed by the parties that is to remain in effect until trial, which is scheduled for May 10-12, 2010. There can be no assurance as to the outcome of this matter.

On May 15, 2008, Celera received a letter from the National Institutes of Health, or NIH, following up on previous correspondence and discussions and requesting that Celera enter into a license agreement with the NIH for its U.S. Patent No. 5,252,477 in connection with Celera’s ViroSeqTM HIV-1 Genotyping System, and that Celera pay royalties in respect of all of its past sales of this product (which NIH alleged to be approximately $1.9 million), and in respect of future sales of this product. Although Celera has had discussions with the NIH on this matter, Celera continues to believe that the NIH’s patent is not applicable to its ViroSeq HIV-1 Genotyping System and that the NIH is not entitled to any royalties from the sale of this product.

The Company recorded a charge of $1.4 million in legal settlements in the Consolidated Statements of Operations for the year ended December 26, 2009 related to the outcome of certain legal proceedings described above.

The Company recorded a $1.1 million gain in legal settlements in the Consolidated Statements of Operations for the year ended June 30, 2008 related to the settlement of a litigation matter associated with its former Online/Information Business, an information products and services business.

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

Tax Matters Agreement

The tax matters agreement with Life Technologies governs Life Technologies’ and Celera’s respective rights, responsibilities and obligations after the split-off with respect to taxes, including ordinary course of business taxes and taxes, if any, incurred as a result of any failure of the split-off, together with certain related transactions, to qualify as a tax-free exchange for U.S. federal income tax purposes within the meaning of Sections 355 and 368(a)(1)(D) of the Internal Revenue Code (including as a result of Section 355(e) of the Internal Revenue Code). Under the tax matters agreement, it is expected that Life Technologies generally will be responsible for the payment of all income and non-income taxes attributable to Celera’s operations pre-split-off and Celera generally will be responsible for the payment of all income and non-income taxes attributable to its operations post-split-off. In addition, Life Technologies will pay Celera for certain available tax benefits resulting from U.S. federal and state tax credits and losses attributable to Celera’s business that arose prior to the split-off from Life Technologies, to the extent these credits are not first utilized by Life Technologies.

Notwithstanding the foregoing, it is expected that, under the tax matters agreement, Celera also generally will be responsible for any taxes imposed on Life Technologies that arise from the failure of the split-off, together with certain related transactions, to qualify as a tax-free exchange for U.S. federal income tax purposes within the meaning of Sections 355 and 368(a)(1)(D) of the Internal Revenue Code, if such failure to qualify is attributable to actions, events or transactions relating to Celera’s stock, assets or business, or a breach of the relevant representations or covenants made by Celera in the tax matters agreement. In addition, Celera generally will be responsible for a percentage of any taxes that arise from the failure of the split-off, together with certain related transactions, to qualify as a tax-free exchange for U.S. federal income tax purposes within the meaning of Sections 355 and 368(a)(1)(D) of the Internal Revenue Code, if such failure is for any reason for which neither Celera nor Life Technologies is responsible. Under the tax matters agreement Celera will also be required to indemnify Life Technologies for a portion of Life Technologies’ tax cost resulting from Life Technologies and Celera entering into an intellectual property supply agreement and other intellectual property license agreements in connection with the split-off. The tax matters agreement also is expected to impose restrictions on Celera’s and Life Technologies’ ability to engage in certain actions following Celera’s separation from Life Technologies and to set forth the respective obligations among Celera and Life Technologies with respect to the filing of tax returns, the administration of tax contests, assistance and cooperation and other matters.

The Company believes that Life Technologies has materially breached the tax matters agreement in connection with the filing of its consolidated federal tax return for the period ended June 27, 2008. Refer to Note 15 for a discussion of this matter.

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

18. Supplemental Cash Flow Information

Cash paid for tax and interest, and significant non-cash investing and financing activities for the year ended December 26, 2009, the six months ended December 27, 2008 and years ended June 30, 2008 and 2007 was as follows:

(Dollar amounts in millions)	Year Ended December 26, 2009	Six Months Ended December 27, 2008	Years Ended June 30,
			2008	2007
Tax paid	$—	$0.1	$—	$—
Interest paid	—	—	0.1	—
Significant non-cash investing activities:
Reclassification of property to PP&E from prepaid expenses and other current assets	—	4.2	—	—
Significant non-cash financing activities:
Tax benefit related to employee stock options	—	0.3	1.4	2.3
Stock issued for which proceeds were in-transit	—	3.1	0.2	0.1

19. Stockholders’ Equity

The Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2008 and 2007 included the equity transactions of Life Technologies, which were attributed to Celera as “net allocations from Life Technologies.” These net allocations from Life Technologies primarily consisted of equity transactions that were specifically attributable to Celera. These transactions included, among others, net loss of Celera, activity related to Celera Group common stock, including stock-based compensation, investment activity specifically allocated to Celera and tax items related to Celera. These transactions were incurred by Life Technologies and, based on specific identification and Life Technologies’ tax sharing policy, were attributed to Celera.

20. Abbott Laboratories

Effective October 1, 2008, Celera and Abbott Laboratories, a global healthcare company, terminated their long-term strategic alliance agreement and entered into a distribution agreement and a royalty agreement.

Under the terms of the distribution agreement, Abbott is the exclusive distributor for a specified group of Celera’s diagnostic products. Under the terms of the royalty agreement, the Company receives royalties on the sale by Abbott of m2000 reagents, instruments, service and related consumables, and Abbott receives royalties on the sale of certain Celera genetic tests.

Under the terms of the royalty agreement, Abbott is required to repay Celera’s working capital investment in the former alliance. The repayment, which is recorded as a receivable in other long-term assets in the Consolidated Statements of Financial Position, is to be made according to a specified schedule between 2013 and 2015. As a result of the repayment terms, Celera recorded non-cash interest expense of $6.0 million for the six months ended December 27, 2008 to reduce the receivable to its then present value of $24.8 million. The discount is being amortized as non-cash interest income over the scheduled repayment period; income of $0.9 million was recognized in the year ended December 26, 2009.

Celera formed the strategic alliance with Abbott to discover, develop, and commercialize in vitro, meaning outside of the living body, diagnostic products for disease detection, prediction of disease predisposition, disease progression monitoring, and therapy selection. Specifically, under the alliance agreement the two companies

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

worked together to commercialize nucleic acid-based (DNA or RNA) diagnostic products, also referred to as molecular diagnostic products. Celera and Abbott agreed to work exclusively with each other, primarily through a profit-sharing arrangement, in specifically agreed areas of nucleic acid-based diagnostic products.

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

21. Related Party Transaction

In November 2007, Celera established a collaboration with Societe de Conseils, de Recherche et d’Applications Scientifiques SAS, a wholly owned subsidiary of Ipsen S.A., to develop biomarker and pharmacogenomic tests for patients with growth failure. Celera has received a total of $0.8 million under this collaboration since its inception. Celera is eligible to earn additional milestone payments of up to $1.2 million under this collaboration, and as yet undetermined amounts in the event that Ipsen asks Celera to develop and manufacture reagents for use in the clinical trials of an Ipsen product. Mr. Bélingard, one of Celera’s directors, is Chairman and Chief Executive Officer of Ipsen.

22. Segment Information

Celera operates primarily in the U.S. through three reporting segments, a clinical laboratory testing service business (Lab Services), a products business (Products), and a segment that includes other activities under corporate management (Corporate). The Lab Services business, conducted through BHL, offers a broad portfolio of clinical laboratory tests and disease management services designed to help physicians improve cardiovascular disease treatment regimens for their patients. The Products business develops, manufactures and oversees the commercialization of molecular diagnostic products. The Corporate segment includes revenues for royalties, licenses, collaborations and milestones related to the licensing of certain intellectual property and from Celera’s former small molecule and proteomic programs. The Corporate segment also includes corporate and shared general and administrative functions, and centrally managed research and business development activities. Also included in the Corporate segment is the amortization and impairment of purchased intangible assets.

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

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

The following table provides information concerning the segments for the year ended December 26, 2009, the six months ended December 27, 2008 and the years ended June 30, 2008 and 2007:

(Dollar amounts in millions)	Lab Services	Products	Corporate	Elimination of Intersegment Sales	Total
Year ended December 26, 2009
Revenues from external customers	$99.9	$41.4	$25.8	$—	$167.1
Intersegment revenues (a)	—	0.5	—	(0.5)	—

Total net revenues	99.9	41.9	25.8	(0.5)	167.1

Operating (loss) income	(18.0)	6.2	(42.8)	—	(54.6)
Interest income	—	—	6.5	—	6.5

(Loss) income before income taxes	$(18.0)	$6.2	$(36.3)	$—	$(48.1)

Total assets	$198.5	$83.6	$356.2	$(0.1)	$638.2
Depreciation and amortization	2.5	0.7	12.9	—	16.1
Six months ended December 27, 2008
Revenues from external customers	$59.3	$21.7	$12.1	$—	$93.1
Intersegment revenues (a)	—	1.5	—	(1.5)	—

Total net revenues	59.3	23.2	12.1	(1.5)	93.1

Operating income (loss)	4.2	4.0	(17.8)	(0.3)	(9.9)
Loss on investments	—	—	(3.2)	—	(3.2)
Interest income	—	—	4.8	—	4.8
Interest expense	—	—	(6.0)	—	(6.0)

Income (loss) before income taxes	$4.2	$4.0	$(22.2)	$(0.3)	$(14.3)

Total assets	$252.7	$77.5	$338.0	$(0.3)	$667.9
Depreciation and amortization	1.4	0.4	6.3	—	8.1
Year ended June 30, 2008
Revenues from external customers	$69.4	$32.5	$36.8	$—	$138.7
Intersegment revenues (a)	—	0.1	—	(0.1)	—

Total net revenues	69.4	32.6	36.8	(0.1)	138.7

Operating income (loss)	3.0	(11.0)	(21.6)	—	(29.6)
Loss on investments	—	—	(3.1)	—	(3.1)
Interest income	—	—	17.8	—	17.8

Income (loss) before income taxes	$3.0	$(11.0)	$(6.9)	$—	$(14.9)

Depreciation and amortization	2.3	1.3	9.5	—	13.1
Year ended June 30, 2007
Revenues from external customers	$—	$25.8	$17.6	$—	$43.4

Operating loss	—	(21.7)	(42.5)	—	(64.2)
Interest income	—	—	27.8	—	27.8
Other income, net	—	—	0.5	—	0.5

Loss before income taxes	$—	$(21.7)	$(14.2)	$—	$(35.9)

Depreciation and amortization	—	2.9	3.9	—	6.8

(a)	Sales to Lab Services from Products.

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

Customer Information

Celera has a large and diverse customer base. Since the termination of the strategic alliance agreement with Abbott (refer to Note 20), Products revenues consist primarily of sales of products to Abbott and royalties earned from Abbott under the distribution and royalty agreements. Prior to the termination of the alliance, Products revenues consisted primarily of equalization revenue from Abbott and sales of products to Abbott at cost. Sales of products to Abbott, including royalties earned from Abbott since the termination of the alliance, were $41.1 million for the year ended December 26, 2009, $15.1 million for the six months ended December 27, 2008 and $17.6 million and $10.3 million for the years ended June 30, 2008 and 2007, respectively. Equalization revenue from Abbott was $6.6 million for the six months ended December 27, 2008 and $14.9 million and $15.5 million for the years ended June 30, 2008 and 2007, respectively. Revenues from Abbott represented 25% of Celera’s total revenue for the year ended December 26, 2009 and 23%, 23% and 59% for the six months ended December 27, 2008 and the years ended June 30, 2008 and 2007, respectively.

Service revenues associated with BHL primarily consist of clinical laboratory tests and disease management services focused on individuals with cardiovascular disease or lipid or metabolic disorders. Net revenues from Medicare were $46.0 million for the year ended December 26, 2009, $23.4 million for the six months ended December 27, 2008 and $26.9 million for the year ended June 30, 2008; representing 28%, 25% and 19% of Celera’s total revenues, respectively.

23. Quarterly Financial Information (Unaudited)

The following is a summary of Celera’s quarterly financial results:

	Year Ended December 26, 2009
(Dollar amounts in millions except per share amounts)	First Quarter (a)	Second Quarter (b)	Third Quarter (c)	Fourth Quarter (d)	Total
Net revenues	$45.7	$41.4	$40.0	$40.0	$167.1
Gross margin	31.7	28.0	27.3	29.2	116.2
Net (loss) income	(1.4)	(31.7)	(7.4)	7.8	(32.7)
Basic and diluted net (loss) income per share	(0.02)	(0.39)	(0.09)	0.09	(0.40)

	Six Months Ended December 27, 2008
(Dollar amounts in millions except per share amounts)	First Quarter (e)	Second Quarter (f)	Total
Net revenues	$45.8	$47.3	$93.1
Gross margin	31.2	34.4	65.6
Net loss	(7.0)	(6.1)	(13.1)
Basic and diluted net loss per share	(0.09)	(0.08)	(0.16)

	Year Ended June 30, 2008
(Dollar amounts in millions except per share amounts)	First Quarter	Second Quarter (g)	Third Quarter (h)	Fourth Quarter (i)	Total
Net revenues	$16.1	$40.3	$39.5	$42.8	$138.7
Gross margin	13.0	29.0	26.3	30.6	98.9
Net income (loss)	0.7	0.3	(7.4)	(104.1)	(110.5)
Basic and diluted net income (loss) per share	0.01	—	(0.09)	(1.30)	(1.39)

There were no dividends paid on Celera stock during the periods presented.

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

Net income (loss) per share for the year ended June 30, 2008 has been presented to reflect the capital structure of Celera subsequent to the split-off date. Basic and diluted net income (loss) per share has been computed by dividing the quarterly net income or loss by the weighted average number of shares of Celera stock outstanding for each quarter during the year.

The following transactions impacted the comparability between the periods presented.

(a)	Celera recorded pre-tax charges of $0.7 million for restructuring costs and $2.5 million for the amortization of purchased intangible assets related to the acquisitions of BHL and Atria, pre-tax interest income of $0.2 million for the accretion of discount related to the long-term receivable from Abbott, and an income tax benefit of $0.9 million as a result of new California apportionment laws that were enacted during the quarter.

(b)	Celera recorded pre-tax charges of $15.7 million for the impairment of intangible assets relating to the trade names of BHL and Atria, $2.6 million for the amortization of purchased intangible assets related to the acquisitions of BHL and Atria and pre-tax interest income of $0.3 million for the accretion of discount related to the long-term receivable from Abbott, and income tax expense of $0.8 million as a result of state tax rate changes.

(c)	Celera recorded pre-tax charges of $3.2 million for restructuring costs, $2.6 million for the amortization of purchased intangible assets related to the acquisitions of BHL and Atria, $1.0 million related to the expected outcome of certain legal proceedings, $0.5 million related to tax obligations associated with the split-off from Life Technologies, and pre-tax interest income of $0.2 million for the accretion of discount related to the long-term receivable from Abbott.

(d)	Celera recorded pre-tax charges of $2.5 million for the amortization of purchased intangible assets related to the acquisitions of BHL and Atria, $0.4 million related to certain legal proceedings, pre-tax interest income of $0.2 million for the accretion of discount related to the long-term receivable from Abbott, an income tax benefit of $4.6 million related to the carry back of federal net operating losses, a non-cash income tax benefit of $4.3 million related to unrealized gains on investments and an income tax expense of $0.1 million as a result of state tax rate changes.

(e)	Celera recorded a pre-tax charge of $3.2 million in loss on investments for an other than temporary impairment of its investments in senior debt securities issued by Lehman Brother Holdings, Inc. and Washington Mutual Bank N.V. In addition, Celera recorded a pre-tax charge of $2.5 million for the amortization of purchased intangible assets related to the acquisitions of BHL and Atria, and a pre-tax charge of $1.8 million primarily related to the realization of pension costs as a result of the split-off from Life Technologies.

(f)	Celera recorded pre-tax charges of $2.9 million for the amortization and impairment of purchased intangible assets related to the acquisitions of BHL and Atria; $0.5 million for employee-related charges, primarily severance; and $6.0 million of interest expense to reduce a long-term receivable from Abbott to its present value.

(g)	Celera recorded pre-tax charges of $0.4 million for restructuring costs and $2.1 million for the amortization of purchased intangible assets related to the acquisitions of BHL and Atria.

(h)	Celera recorded pre-tax charges of $2.2 million related to restructuring costs, $1.1 million of costs associated with the separation from Life Technologies, an investment write-down of $3.1 million, amortization of purchased intangible assets of $2.5 million related to the acquisitions of BHL and Atria, a pre-tax gain of $1.1 million from a legal settlement, and a pre-tax charge of $0.6 million for its estimated share of a damage award between Abbott, its alliance partner, and Innogenetics N.V. Celera also recorded a charge of $0.7 million related to R&D tax credits.

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

(i)	Celera recorded a pre-tax charge of $2.6 million for costs associated with the separation from Life Technologies, a $0.2 million pre-tax benefit for a reduction in litigation costs, an asset impairment charge of $0.3 million and $2.5 million for the amortization of purchased intangible assets related to the acquisitions of BHL and Atria. Celera recorded a non-cash tax charge of $98.1 million primarily related to the establishment of a valuation allowance against Celera’s deferred tax assets as a result of the split-off from Life Technologies.

SCHEDULE II

CELERA CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEAR ENDED DECEMBER 26, 2009, THE SIX MONTHS ENDED DECEMBER 27, 2008, AND THE YEARS ENDED JUNE 30, 2008 and 2007

(Dollar amounts in thousands)	Allowance for Doubtful Accounts
Balance at June 30, 2006	$516
Deductions from reserve	—

Balance at June 30, 2007	516
Acquired through acquisition of BHL	4,975
Charged to costs and expenses	9,286
Deductions from reserve	(6,288)

Balance at June 30, 2008	8,489
Charged to costs and expenses	9,705
Deductions from reserve	(1,442)

Balance at December 27, 2008	16,752
Charged to costs and expenses	30,060
Deductions from reserve	(28,180)

Balance at December 26, 2009	$18,632

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT
2.1	Agreement and Plan of Merger, dated as of August 31, 2007, by and among Applera Corporation, Barolo Acquisition, Inc., Berkeley HeartLab, Inc. and James Caccavo, as the Shareholder Representative (incorporated by reference to Exhibit 2.1 to Applera Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 001-04389)

2.2	Asset Purchase Agreement, dated September 19, 2007, by and among Applera Corporation and Atria Genetics Inc., the Principals named therein and the Representative (as defined therein) (incorporated by reference to Exhibit 2.2 to Amendment No. 1 to our Registration Statement on Form S-1, File No. 333-149457)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K dated July 8, 2008, File No. 001-34116)

3.2	Third Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K dated August 18, 2009, File No. 001-34116)

10.1	Separation Agreement, dated as of May 8, 2008, by and between Applera Corporation and Celera Corporation (incorporated by reference to Exhibit 10.1 to Applera Corporation’s Current Report on Form 8-K dated May 8, 2008, File No. 001-04389)

10.2*	Form of Operating Agreement by and between Applera Corporation and Celera Corporation (incorporated by reference to Exhibit 10.2 to Amendment No. 5 to our Registration Statement on Form S-1, File No. 333-149457)

10.3	Form of Services Agreement by and between Applera Corporation and Celera Corporation (incorporated by reference to Exhibit 10.3 to Amendment No. 3 to our Registration Statement on Form S-1, File No. 333-149457)

10.4	Form of Tax Matters Agreement by and between Applera Corporation and Celera Corporation (incorporated by reference to Exhibit 10.4 to Amendment No. 4 to our Registration Statement on Form S-1, File No. 333-149457)

10.5*	Form of Master Purchase Agreement by and between Applera Corporation and Celera Corporation (incorporated by reference to Exhibit 10.5 to Amendment No. 5 to our Registration Statement on Form S-1, File No. 333-149457)

10.6	Celera Diagnostics Joint Venture Agreement dated as of April 1, 2001, among Applera Corporation, its Applied Biosystems Group, its Celera Group, Foster City Holdings, LLC, and Rockville Holdings, LLC (incorporated by reference to Exhibit 10.36 to Applera Corporation’s Annual Report on Form 10-K for the year ended June 30, 2002, File No. 001-04389)

10.7	Amendment, dated as of June 22, 2004, to Celera Diagnostics Joint Venture Agreement dated as of April 1, 2001, among Applera Corporation, its Applied Biosystems Group, its Celera Group, Foster City Holdings, LLC, and Rockville Holdings, LLC (incorporated by reference to Exhibit 10.34 to Applera Corporation’s Annual Report on Form 10-K for the year ended June 30, 2004, File No. 001-04389)

10.8	Celera Diagnostics Reorganization Agreement dated as of April 22, 2006, and effective as of January 1, 2006, among Applera Corporation, its Applied Biosystems group, its Celera group, Foster City Holdings, LLC, and Rockville Holdings, LLC (incorporated by reference to Exhibit 10.2 to Applera Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 001-04389)

EXHIBIT NO.	DOCUMENT
10.9*	License Agreement, dated April 30, 1997, by and among The Regents of the University of California, Department of Energy contract-operators of the Ernest Orlando Lawrence Berkeley National Laboratory, and Berkeley HeartLab, Inc. (incorporated by reference to Exhibit 10.10 to Amendment No. 5 to our Registration Statement on Form S-1, File No. 333-149457)

10.10*	Research Collaboration and License Agreement, dated November 6, 1996, between Merck & Co., Inc. and Arris Pharmaceutical Corporation (incorporated by reference to Exhibit 10.11 to Amendment No. 6 to our Registration Statement on Form S-1, File No. 333-149457)

10.11*	Amendment, dated as of February 9, 1998, to Research Collaboration and License Agreement, dated November 6, 1996, between Merck & Co., Inc. and Arris Pharmaceutical Corporation (incorporated by reference to Exhibit 10.12 to Amendment No. 5 to our Registration Statement on Form S-1, File No. 333-149457)

10.12*	Second Amendment, dated as of November 5, 1998, to Research Collaboration and License Agreement, dated November 6, 1996, between Merck & Co., Inc. and Arris Pharmaceutical Corporation (incorporated by reference to Exhibit 10.13 to Amendment No. 5 to our Registration Statement on Form S-1, File No. 333-149457)

10.13*	Third Amendment, dated as of November 18, 1999, to Research Collaboration and License Agreement, dated November 6, 1996, between Merck & Co., Inc. and Arris Pharmaceutical Corporation (incorporated by reference to Exhibit 10.14 to Amendment No. 6 to our Registration Statement on Form S-1, File No. 333-149457)

10.14*	Fourth Amendment, dated as of March 3, 2000, to Research Collaboration and License Agreement, dated November 6, 1996, between Merck & Co., Inc. and Arris Pharmaceutical Corporation (incorporated by reference to Exhibit 10.15 to Amendment No. 5 to our Registration Statement on Form S-1, File No. 333-149457)

10.15*	Fifth Amendment, dated as of November 6, 2000, to Research Collaboration and License Agreement, dated November 6, 1996, between Merck & Co., Inc. and Arris Pharmaceutical Corporation (incorporated by reference to Exhibit 10.16 to Amendment No. 6 to our Registration Statement on Form S-1, File No. 333-149457)

10.16*	Sixth Amendment to Research Collaboration and License Agreement, dated November 6, 1996, between Merck & Co., Inc. and Arris Pharmaceutical Corporation (incorporated by reference to Exhibit 10.17 to Amendment No. 5 to our Registration Statement on Form S-1, File No. 333-149457)

10.17*	Seventh Amendment, dated as of November 2, 2001, to Research Collaboration and License Agreement, dated November 6, 1996, between Merck & Co., Inc. and Arris Pharmaceutical Corporation (incorporated by reference to Exhibit 10.18 to Amendment No. 6 to our Registration Statement on Form S-1, File No. 333-149457)

10.18*	Eighth Amendment, dated as of November 20, 2002, to Research Collaboration and License Agreement, dated November 6, 1996, between Merck & Co., Inc. and Arris Pharmaceutical Corporation (incorporated by reference to Exhibit 10.19 to Amendment No. 6 to our Registration Statement on Form S-1, File No. 333-149457)

10.19*	Assignment Agreement by and between Pharmacyclics, Inc. and Applera Corporation, dated April 7, 2006 (incorporated by reference to Exhibit 10.20 to Amendment No. 5 to our Registration Statement on Form S-1, File No. 333-149457)

10.20*	Amendment No. 1, effective as of May 12, 2008, to Assignment Agreement by and between Pharmacyclics, Inc. and Applera Corporation, dated April 7, 2006 (incorporated by reference to Exhibit 10.21 to Amendment No. 6 to our Registration Statement on Form S-1, File No. 333-149457)

EXHIBIT NO.	DOCUMENT
10.21*	Amendment No. 2, effective as of March 2, 2009, to Assignment Agreement by and between Pharmacyclics, Inc. and Applera Corporation, dated April 7, 2006 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 28, 2009,
File No. 001-34116)

10.22*	Amendment No. 3, effective as of March 30, 2009, to Assignment Agreement by and between Pharmacyclics, Inc. and Applera Corporation, dated April 7, 2006 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 27, 2009,
File No. 001-34116)

10.23*	Real-Time Instrument Patent License Agreement between Applera Corporation and Cepheid, dated April 5, 2004 (incorporated by reference to Exhibit 10.22 to Amendment No. 5 to our Registration Statement on Form S-1, File No. 333-149457)

10.24*	First Amendment, effective June 27, 2006, to Real-Time Instrument Patent License Agreement between Applera Corporation and Cepheid, dated April 5, 2004 (incorporated by reference to Exhibit 10.23 to Amendment No. 5 to our Registration Statement on Form S-1, File No. 333-149457)

10.25*	License Agreement, effective as of July 1, 2007, by and between Applera Corporation and Siemens Medical Solutions Diagnostics (incorporated by reference to Exhibit 10.24 to Amendment No. 5 to our Registration Statement on Form S-1, File No. 333-149457)

10.26*	Real-Time Instrument Patent License Agreement, effective as of April 25, 2006, by and between Beckman Coulter, Inc. and Applera Corporation through its Applied Biosystems Group and its Celera Genomics Group (incorporated by reference to Exhibit 10.25 to Amendment No. 5 to our Registration Statement on Form S-1, File No. 333-149457)

10.27*	Master Supply Agreement, dated as of November 1, 2007, by and between diaDexus, Inc. and Berkeley HeartLab, Inc. (incorporated by reference to Exhibit 10.26 to Amendment No. 6 to our Registration Statement on Form S-1, File No. 333-149457)

10.28*	Facility Participation Agreement, effective December 1, 2007, by and between United HealthCare Insurance Company, United’s Affiliates (as defined therein) and Berkeley Heart Laboratory (incorporated by reference to Exhibit 10.27 to Amendment No. 5 to our Registration Statement on Form S-1, File No. 333-149457)

10.29	Marina Village Industrial Gross Lease, by and between Alameda Real Estate Investments and Berkeley HeartLab, Inc., as amended (incorporated by reference to Exhibit 10.23 to Amendment No. 3 to our Registration Statement on Form S-1, File No. 333-149457)

10.30#	Celera Corporation 2008 Stock Incentive Plan (as amended on August 13, 2009) (incorporated by reference to Exhibit 10.29 to our Quarterly Report on Form 10-Q for the quarter ended September 26, 2009, File No. 001-34116)

10.31#	Form of Non-Qualified Stock Option Award Agreement pursuant to the Celera Corporation 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 9, 2010, File No. 001-34116)

10.32#	Form of Restricted Stock Unit Award Agreement pursuant to the Celera Corporation 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated February 9, 2010, File No. 001-34116)

10.33#	Form of Performance Share Award Agreement pursuant to the Celera Corporation 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 9, 2010, File No. 001-34116)

EXHIBIT NO.	DOCUMENT
10.34#	Celera Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.32 to Amendment No. 5 to our Registration Statement on Form S-1, File No. 333-149457)

10.35#	The Excess Savings Plan of Celera Corporation (incorporated by reference to Exhibit 10.33 to Amendment No. 5 to our Registration Statement on Form S-1, File No. 333-149457)

10.36	Form of Indemnity Agreement entered into by Celera Corporation and each member of its Board of Directors (incorporated by reference to Exhibit 10.25 to Amendment No. 4 to our Registration Statement on Form S-1, File No. 333-149457)

10.37	Form of Indemnification Agreement entered into by Applera Corporation and each member of the Board of Directors of Celera Corporation (incorporated by reference to Exhibit 10.26 to Amendment No. 4 to our Registration Statement on Form S-1, File No. 333-149457)

10.38*	Distribution Agreement, effective as of October 1, 2008, by and between Celera Corporation and Abbott Laboratories (incorporated by reference to Exhibit 10.36 to our Transition Report on Form 10-KT for the transition period ended December 27, 2008, File No. 001-34116)

10.39*	Royalty Agreement, effective as of October 1, 2008, by and between Celera Corporation and Abbott Laboratories (incorporated by reference to Exhibit 10.37 to our Transition Report on Form 10-KT for the transition period ended December 27, 2008, File No. 001-34116)

10.40#	Celera Corporation Executive Change in Control Policy, as amended December 2008 (incorporated by reference to Exhibit 10.38 to our Transition Report on Form 10-KT for the transition period ended December 27, 2008, File No. 001-34116)

10.41#	Adoption Agreement for Celera Corporation Non-Qualified Savings and Deferral Plan, effective November 7, 2008 (incorporated by reference to Exhibit 10.39 to our Transition Report on Form 10-KT for the transition period ended December 27, 2008, File No. 001-34116)

10.42#	Basic Plan Document for Celera Corporation Non-Qualified Savings and Deferral Plan (incorporated by reference to Exhibit 10.40 to our Transition Report on Form 10-KT for the transition period ended December 27, 2008, File No. 001-34116)

10.43#	Celera Corporation Annual Bonus Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 22, 2009, File No. 001-34116)

14.1	Form of Code of Business Conduct and Ethics of the Registrant (incorporated by reference to Exhibit 14.1 to our Current Report on Form 8-K dated August 18, 2009, File No. 001-34116)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K for the year ended June 30, 2008, File No. 001-34116)

23.1+	Consent of Independent Registered Public Accounting Firm

31.1+	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2+	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates filed herewith.

#	Management contract or compensatory plan or arrangement.

*	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELERA CORPORATION

/s/ KATHY ORDOÑEZ
Name:	Kathy Ordoñez
Title:	Chief Executive Officer
Date:	March 10, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ KATHY ORDOÑEZ Kathy Ordoñez	Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2010

/s/ UGO DEBLASI Ugo DeBlasi	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2010

/s/ RICHARD H. AYERS Richard H. Ayers	Director	March 10, 2010

/s/ JEAN-LUC BÉLINGARD Jean-Luc Bélingard	Director	March 10, 2010

/s/ WILLIAM G. GREEN William G. Green	Director	March 10, 2010

/s/ PETER BARTON HUTT Peter Barton Hutt	Director	March 10, 2010

/s/ GAIL K. NAUGHTON Gail K. Naughton	Director	March 10, 2010

/s/ WAYNE I. ROE Wayne I. Roe	Director	March 10, 2010

/s/ BENNETT M. SHAPIRO Bennett M. Shapiro	Director	March 10, 2010