Form 10-Q
period 2010-03-27
Celera CORP
filed 2010-05-05
CIK 1428156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 27, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of April 23, 2010: 81,987,689.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR”

PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and development efforts. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words “may,” “might,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified in Part II, Item 1A “Risk Factors” in this Quarterly Report. Reference is also made to such risks and uncertainties detailed from time to time in our other filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

PART I – Financial Information

ITEM 1.	FINANCIAL STATEMENTS

Celera Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
(Dollar amounts in thousands except per share amounts)	March 27, 2010	March 28, 2009
Net Revenues
Products	$8,174	$9,157
Services	17,581	28,666
Royalties, licenses and milestones	5,671	7,913

Total Net Revenues	31,426	45,736

Cost of Sales
Products	4,577	4,814
Services	7,296	9,193

Total Cost of Sales	11,873	14,007

Gross Margin	19,553	31,729
Selling, general and administrative	23,720	25,246
Research and development	6,560	7,730
Amortization of purchased intangible assets	2,567	2,549
Employee-related charges, asset impairments and other	220	724

Operating Loss	(13,514)	(4,520)
Interest income, net	1,223	2,112

Loss Before Income Taxes	(12,291)	(2,408)
(Provision) benefit for income taxes	(161)	991

Net Loss	$(12,452)	$(1,417)

Net Loss per Share
Basic and diluted	$(0.15)	$(0.02)

Weighted Average Shares Outstanding (in thousands)
Basic and diluted	81,975	81,737

See accompanying notes to unaudited condensed consolidated financial statements.

Celera Corporation

Condensed Consolidated Statements of Financial Position

(Unaudited)

(Dollar amounts in thousands)	At March 27, 2010	December 26, 2009
Assets
Current assets
Cash and cash equivalents	$55,600	$56,233
Short-term investments	263,290	270,236
Accounts receivable (net of allowances for doubtful accounts of $10,781 and $18,632, respectively)	20,665	27,530
Inventories, net	7,663	6,702
Income taxes receivable	4,788	4,810
Prepaid expenses and other current assets	11,062	11,562

Total current assets	363,068	377,073
Property, plant and equipment, net	13,947	13,878
Goodwill	116,350	116,350
Intangible assets, net	99,040	101,486
Other long-term assets	32,617	29,414

Total Assets	$625,022	$638,201

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$10,142	$9,797
Accrued salaries and wages	6,296	8,861
Other accrued expenses	8,084	10,619
Deferred revenue	1,103	1,142

Total current liabilities	25,625	30,419
Other long-term liabilities	13,790	13,599

Total Liabilities	39,415	44,018

Commitments and contingencies (refer to Note 12)

Stockholders’ Equity
Common stock: par value $0.01 per share; 300,000,000 shares authorized; 82,240,773 and 82,169,792 shares issued and 81,987,589 and 81,947,481 shares outstanding at March 27, 2010 and December 26, 2009, respectively	822	822
Preferred stock: par value $0.01 per share; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Additional paid-in capital	1,590,183	1,589,014
Accumulated other comprehensive income	3,459	530
Treasury stock, at cost: 253,184 and 222,311 shares at March 27, 2010 and December 26, 2009, respectively	(2,178)	(1,956)
Accumulated net loss	(1,006,679)	(994,227)

Total Stockholders’ Equity	585,607	594,183

Total Liabilities and Stockholders’ Equity	$625,022	$638,201

See accompanying notes to unaudited condensed consolidated financial statements.

Celera Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
(Dollar amounts in thousands)	March 27, 2010	March 28, 2009
Operating Activities
Net loss	$(12,452)	$(1,417)
Adjustments to reconcile net loss from operations to net cash used by operating activities:
Depreciation and amortization	3,994	4,062
Allowance for doubtful accounts	1,788	5,082
Employee-related charges, asset impairments and other	220	724
Share-based compensation	1,169	1,063
Deferred income taxes	150	—
Non-cash interest income	(233)	(225)
Amortization of premium on purchase of investments	638	299
Changes in operating assets and liabilities:
Accounts receivable	5,077	(6,935)
Inventories	(961)	276
Prepaid expenses and other assets	524	(590)
Accounts payable and other liabilities	(4,926)	(4,696)

Net Cash Used by Operating Activities	(5,012)	(2,357)

Investing Activities
Additions to property, plant and equipment and intangible assets, net	(1,664)	(1,620)
Proceeds from maturities of available-for-sale investments	45,563	19,390
Proceeds from sales of available-for-sale investments	6,940	6,217
Purchases of available-for-sale investments	(46,238)	(55,304)

Net Cash Provided (Used) by Investing Activities	4,601	(31,317)

Financing Activities
Principal payments on loans payable and debt	—	(31)
Funding from Life Technologies as a result of the split-off	—	31
Proceeds from the exercise of stock options	—	7,449
Taxes withheld and paid on the vesting of restricted stock	(222)	(267)

Net Cash (Used) Provided by Financing Activities	(222)	7,182

Net Change in Cash and Cash Equivalents	(633)	(26,492)
Cash and Cash Equivalents at Beginning of Period	56,233	72,018

Cash and Cash Equivalents at End of Period	$55,600	$45,526

See accompanying notes to unaudited condensed consolidated financial statements.

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

1. The Company and Nature of Operations

Organization

Celera Corporation is a healthcare business focusing on the integration of genetic testing into routine clinical care through a combination of products and services incorporating proprietary discoveries. Celera’s common stock began trading on The NASDAQ Stock Market on July 1, 2008, following its split-off from Applied Biosystems, Inc. (now Life Technologies Corporation).

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the financial statements of Celera Corporation and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 26, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 10, 2010.

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

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

2. Accounting Policies

There have been no changes to the Company’s accounting policies during the three months ended March 27, 2010, except as noted below. Refer to Note 2 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 26, 2009.

Recently Issued Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (FASB) issued guidance which removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated. The guidance is effective for the Company’s first quarter of 2010. The adoption did not have a material effect on the Company’s condensed consolidated financial statements.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active markets for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance is effective for the Company’s first quarter of 2010. The adoption did not have a material effect on the Company’s condensed consolidated financial statements.

3. Employee-Related Charges, Asset Impairments and Other

Restructurings

For the three months ended March 27, 2010, Celera recorded a net charge of $0.2 million in employee-related charges, asset impairments and other in the Condensed Consolidated Statements of Operations. This included a charge of $0.4 million for additional lease expenses related to a facility previously used by Paracel, Inc. (Paracel), a business Celera acquired in 2000 and closed in 2005. The charge was recorded in Celera’s Corporate segment. As a result of its decision to close the operations of Paracel, Celera recorded pre-tax charges totaling $4.5 million in its Corporate segment for the year ended June 30, 2005, including $1.7 million for excess facility lease expenses and asset impairments. This charge was primarily for a revision to a previously established accrual. Through March 27, 2010, Celera made cash payments of $6.3 million related to the excess lease space charge. The remaining cash expenditures related to this charge are approximately $0.9 million and are expected to be paid through June 2011.

Also for the three months ended March 27, 2010, Celera recorded the reversal of a previously established accrual of $0.2 million in employee-related charges, asset impairments and other in the Condensed Consolidated Statements of Operations. The reversal related to severance and related costs associated with the 2009 restructuring programs, which are further described below.

During the third quarter of 2009, Celera committed to a restructuring program which resulted in a workforce reduction of approximately 90 positions. Total costs of $3.2 million were recorded in connection with the program. Severance and related costs of $2.6 million and property-related costs of $0.6 million were recorded in employee-related charges, asset impairments and other in the Consolidated Statements of Operations for the year ended December 26, 2009. Costs of $2.1 million, $0.5 million and $0.6 million were recorded in the Company’s Lab Services, Products and Corporate segments, respectively. The property-related charge primarily represents the estimated cost of excess lease space less estimated future sublease income on a number of facilities. Remaining cash expenditures of $0.2 million for the excess lease space charge are expected to be paid through April 2012. Remaining cash expenditures of $0.4 million for severance and related costs are expected to be paid through September 2010.

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

During the first quarter of 2009, Celera committed to a plan to close its Rockville, Maryland facility, which resulted in a workforce reduction of approximately 10 positions. This facility historically housed the majority of Celera’s proteomic research. Following the substantial completion of the research phase of the proteomics projects in Rockville, the Company transferred its diagnostic lung cancer program to its Alameda, California facility. The closure of the Rockville facility was completed at the end of October 2009.

The Company recorded a net charge of $0.7 million in its Corporate segment for the three months ended March 28, 2009 relating to the closure of its Rockville facility. Severance and related costs of $0.6 million and property-related costs of $0.7 million, partially offset by a gain on sale of equipment of $0.6 million, were recorded in employee-related charges, asset impairments and other in the Consolidated Statements of Operations for the year ended December 26, 2009. The property-related costs primarily represent the estimated cost of excess lease space less estimated future sublease income for the facility. Remaining cash expenditures of less than $0.1 million for the excess lease space charge are expected to be paid through June 2010. Remaining cash expenditures of $0.1 million for severance and related costs are expected to be paid through June 2010.

4. Net Loss per Share

Basic and diluted net loss per share has been computed for the three months ended March 27, 2010 and March 28, 2009 using the weighted average number of common shares outstanding for each period.

Restricted stock unit awards and stock options to acquire 6.2 million and 5.5 million shares of common stock at March 27, 2010 and March 28, 2009, have been excluded from the computations of diluted net loss per share because their effect would have been anti-dilutive.

5. Investments

All short-term investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported as a component of stockholders’ equity in the Condensed Consolidated Statements of Financial Position. The fair value of short-term investments and unrealized gains and losses at March 27, 2010 and December 26, 2009 were as follows:

	At March 27, 2010
(Dollar amounts in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$50.3	$0.3	$—	$50.6
U.S. government agency securities (a)	70.0	0.5	—	70.5
Non-U.S. government agency securities	33.5	0.2	—	33.7
Corporate bonds	95.7	0.8	(0.2)	96.3
Asset-backed securities	12.1	0.1	—	12.2

Total short-term investments	$261.6	$1.9	$(0.2)	$263.3

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	At December 26, 2009
(Dollar amounts in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$43.4	$0.3	$—	$43.7
U.S. government agency securities (a)	67.9	0.6	(0.1)	68.4
Non-U.S. government agency securities	33.0	0.1	—	33.1
Corporate bonds	110.1	0.9	(0.2)	110.8
Asset-backed securities	14.0	0.2	—	14.2

Total short-term investments	$268.4	$2.1	$(0.3)	$270.2

(a)	U.S. government agency securities include corporate bonds that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).

There were no realized gains and losses associated with short-term investments for the three months ended March 27, 2010 and March 28, 2009.

The following tables show the fair value and the gross unrealized losses for investments that were in an unrealized loss position at March 27, 2010 and December 26, 2009 aggregated by asset class and by the length of time that the individual securities have been in a continuous loss position.

	At March 27, 2010
	Less Than 12 Months		12 Months or Greater		Total
(Dollar amounts in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$16.1	$(0.1)	$15.9	$(0.1)	$32.0	$(0.2)

	At December 26, 2009
	Less Than 12 Months		12 Months or Greater		Total
(Dollar amounts in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agency securities	$24.9	$(0.1)	$—	$—	$24.9	$(0.1)
Corporate bonds	6.2	—	28.4	(0.2)	34.6	(0.2)

Total	$31.1	$(0.1)	$28.4	$(0.2)	$59.5	$(0.3)

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

The Company evaluated its short-term investment portfolio and concluded that there had been no decline in market value at March 27, 2010 that was considered to be other-than-temporary.

Total unrealized losses of $0.2 million in the investment portfolio at March 27, 2010 were due to market movements and fluctuations in interest rates and have been recorded in accumulated other comprehensive income in the Condensed Consolidated Statements of Financial Position. Management does not believe the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of March 27, 2010. At that date, the Company had no intention to sell these investments and believes it is more-likely-than-not that it will not be required to sell these investments before recovery of their amortized cost basis.

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes the contractual maturities of available-for-sale securities at March 27, 2010:

(Dollar amounts in millions)	At March 27, 2010
Less than one year	$98.4
Due in one-to-two years	86.2
Due in two-to-five years	78.7

Total	$263.3

Securities classified as trading totaling $7.7 million at March 27, 2010 and $7.4 million at December 26, 2009, have been recorded at fair value with realized and unrealized gains and losses included in net loss in the Condensed Consolidated Statements of Operations. These securities, representing the deferred compensation and excess savings plan assets, are recorded in prepaid expenses and other current assets in the Condensed Consolidated Statements of Financial Position. The related deferred compensation and excess savings plan liabilities are recorded at fair value in other long-term liabilities in the Condensed Consolidated Statements of Financial Position. Included in net loss are unrealized net holding gains of $0.1 million and unrealized net holding losses of less than $0.1 million for the three months ended March 27, 2010 and March 28, 2009, respectively. These gains and losses are offset by changes in fair value of the related liability.

Minority equity investments classified as available-for-sale totaling $6.2 million at March 27, 2010 and $3.3 million at December 26, 2009, are included in other long-term assets in the Condensed Consolidated Statements of Financial Position. These investments are carried at fair value with unrealized gains and losses reported as a component of stockholders’ equity in the Condensed Consolidated Statements of Financial Position. Included in comprehensive loss are net unrealized holding gains of $2.9 million for the three months ended March 27, 2010 and $0.3 million for the three months ended March 28, 2009.

6. Fair Value Measurements

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

Active markets are those in which transactions occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Inactive markets are those in which there are few transactions for the asset, prices are not current, or price quotations vary substantially either over time or among market makers, or in which little information is released publicly. With regard to the Company’s financial assets subject to fair value measurements, the Company believes that all of the assets it holds are actively traded because there is sufficient frequency and volume to obtain pricing information on an ongoing basis. We use the market approach to value our securities, utilizing market inputs such as reported trades, benchmark yields, issuer spreads, and broker/dealer quotes.

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table sets forth the Company’s financial assets that were accounted for at fair value at March 27, 2010:

	Fair Value at March 27, 2010 Using
(Dollar amounts in millions)	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$50.6	$50.6	$—	$—
U.S. government agency securities (a)	70.5	—	70.5	—
Non-U.S. government agency securities	33.7	—	33.7	—
Corporate bonds	96.3	—	96.3	—
Asset-backed securities	12.2	—	12.2	—

Short-term investments	263.3	50.6	212.7	—
Cash equivalents	50.7	40.9	9.8	—
Publicly traded common stock	6.2	6.2	—	—
Deferred compensation and excess savings plan assets	7.7	7.7	—	—

Total assets measured at fair value	$327.9	$105.4	$222.5	$—

(a)	U.S. government agency securities include corporate bonds that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).

Cash equivalents typically consist of money market funds and instruments with remaining maturities of three months or less at the date of purchase. Publicly traded common stock represents minority equity investments which are included in other long-term assets in the Condensed Consolidated Statements of Financial Position. Deferred compensation and excess savings plan assets, totaling $7.7 million at March 27, 2010, have been classified as trading and have been recorded at fair value with realized gains and losses included in net loss. These assets are included in prepaid expenses and other current assets in the Condensed Consolidated Statements of Financial Position. The related deferred compensation and excess savings plan liabilities are recorded at fair value in other long-term liabilities in the Condensed Consolidated Statements of Financial Position. Changes in fair value are recorded in net loss where they offset the gains and losses recorded for the related assets.

7. Inventories

Net inventories included the following components at March 27, 2010 and December 26, 2009:

(Dollar amounts in millions)	At March 27, 2010	At December 26, 2009
Raw materials and supplies	$3.4	$1.9
Work-in-process	0.8	1.3
Finished products	3.5	3.5

Inventories, net	$7.7	$6.7

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

8. Goodwill and Intangible Assets

The gross carrying amount of goodwill in each of the Company’s reporting units at March 27, 2010 was as follows:

(Dollar amounts in millions)	At March 27, 2010
Reportable Segment
Lab Services	$103.0
Products	11.0
Corporate	2.3

Total	$116.3

There has been no change to the goodwill balance since December 26, 2009.

Changes in the gross carrying amount and accumulated amortization of intangible assets other than goodwill at March 27, 2010 were as follows:

		Gross Carrying Amount
(Dollar amounts in millions)		At March 27, 2010	Additions	At December 26, 2009
Amortized intangible assets:
Customer relationships		$85.2	$—	$85.2
Acquired technology		17.6	—	17.6
Patents and licenses		13.7	0.3	13.4
Other		0.9	—	0.9

Total amortized intangible assets		117.4	0.3	117.1
Unamortized intangible assets:
Trade names		7.8	—	7.8

Total		$125.2	$0.3	$124.9

	Accumulated Amortization
(Dollar amounts in millions)	Weighted Average Life	At March 27, 2010	Additions	At December 26, 2009
Amortized intangible assets:
Customer relationships	13	$19.2	$2.0	$17.2
Acquired technology	8	5.3	0.5	4.8
Patents and licenses	15	1.2	0.2	1.0
Other	5	0.5	0.1	0.4

Total		$26.2	$2.8	$23.4

In connection with the acquisitions of BHL and Atria Genetics, Inc. (Atria) in October 2007, trade names were acquired that were determined to be indefinitely lived. The Company conducts its annual impairment analysis for indefinite lived intangible assets during the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that an asset may be impaired.

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Aggregate intangible asset amortization expense was $2.8 million for the three months ended March 27, 2010, of which $2.6 million related to acquisition-related intangible assets and is recorded in amortization of purchased intangible assets in the Condensed Consolidated Statements of Operations. The amortization of patents and licenses is recorded in cost of sales in the Condensed Consolidated Statements of Operations.

9. Other Balance Sheet Accounts

The following table summarizes the major components of selected accounts in the Condensed Consolidated Statements of Financial Position:

(Dollar amounts in millions)	At March 27, 2010	At December 26, 2009
Other long-term assets:
Receivable from Abbott (a)	$25.9	$25.7
Minority equity investments	6.2	3.3
Other	0.5	0.4

Other long-term assets	$32.6	$29.4

Other long-term liabilities:
Deferred compensation	$7.7	$7.4
Deferred tax liability	3.9	3.8
Other	2.2	2.4

Other long-term liabilities	$13.8	$13.6

(a)	Following the termination of the Abbott strategic alliance effective October 1, 2008, the Company’s total net investment in the alliance was converted to a long-term receivable of $24.8 million from Abbott. The receivable from Abbott at March 27, 2010 includes $1.1 million accretion of discount.

10. Share-Based Compensation

The Company estimates the fair value of stock-based payment awards on the date of grant using the Black-Scholes pricing model, which is affected by the Company’s stock price as well as other assumptions. Forfeitures are estimated such that the Company only recognizes expense for those shares expected to vest, and adjustments are made if actual forfeitures differ from those estimates.

For the three months ended March 27, 2010, 584,000 restricted stock units and 939,000 options were granted to employees under the Celera Corporation 2008 Stock Incentive Plan. The fair value of the options granted was estimated at the date of grant using the following weighted average assumptions:

Three Months Ended March 27, 2010
Expected option term in years	5
Volatility	51%
Risk-free interest rate	2.4%
Expected dividends	0.0%
Weighted average fair value per option granted	$3.08

Share-based compensation expense for the three months ended March 27, 2010 and March 28, 2009 was $1.2 million and $1.1 million, respectively.

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

11. Income Taxes

Provision for income taxes of $0.2 million was recorded for the three months ended March 27, 2010. The provision was primarily the result of an increase in the deferred tax liability associated with the acquisition of Atria in October 2007. Benefit for income taxes of $1.0 million was recorded for the three months ended March 28, 2009. The benefit was primarily due to California apportionment laws that were enacted during the quarter.

The Company maintains a full valuation allowance on its federal and state net deferred tax assets since the Company believes it is more likely than not it may not generate sufficient income, of the appropriate character, and in the particular jurisdictions, to realize the benefits.

12. Commitments and Contingencies

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

Legal Proceedings

On January 14, 2010, BHL filed a lawsuit in the United States District Court for the Eastern District of Virginia against Health Diagnostic Laboratory, Inc. (HDL), Blue Wave Healthcare Consultants, Inc. (Blue Wave) and seven former employees of BHL. In the litigation, BHL sought injunctive relief and damages for contractual, tort and statutory claims against the defendants, including claims for misappropriation of trade secrets and tortious interference with BHL’s client relationships. On April 22, 2010, the Company announced that BHL had settled the litigation. The settlement agreement provides for the payment by HDL to BHL of an aggregate amount of approximately $7.0 million to be made in a series of payments in 2010 and 2011, with approximately $3.8 million to be paid in 2010 and the balance in 2011. The settlement agreement also provides for HDL to pay BHL an additional amount in 2011 based on samples HDL receives during 2010 from an agreed upon set of healthcare providers.

The settlement agreement contains prohibitions, effective until an agreed upon date during the first quarter of 2011, on HDL, Blue Wave and the individuals named in the litigation from performing lab testing services for healthcare providers that were BHL customers during the latter half of 2009. These restrictions do not apply to the agreed upon set of healthcare providers referenced in the paragraph above, each of whom used HDL’s lab testing services in the first two months of 2010, regardless of whether these providers were formerly served by BHL. HDL, Blue Wave and the individuals named in the litigation are also prohibited from soliciting or hiring BHL employees for a defined period, subject to certain agreed upon exceptions.

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

On March 16, 2010, the parties to a class action lawsuit brought on behalf of purchasers of PE Corporation Celera Genomics Group tracking stock in a follow-on public offering conducted in February 2000 entered into a Stipulation and Agreement of Settlement (Settlement Agreement). The Settlement Agreement provides for a settlement in the aggregate amount of $11.0 million, which amount will be funded entirely by Life Technologies Corporation’s (as successor to PE Corporation) insurance carrier. The settlement will become effective upon the final approval of the U.S. District Court for the District of Connecticut at a fairness hearing, currently scheduled in July 2010. The settlement may be terminated at the election of the defendants in the event that a certain percentage of potential class members timely and validly request exclusion from the settlement. Under the terms of our separation agreement with Life Technologies, we agreed to indemnify Life Technologies for liabilities resulting from the class action lawsuit described above to the extent not covered by Life Technologies’ insurance.

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

On May 15, 2008, Celera received a letter from the National Institutes of Health, or NIH, following up on previous correspondence and discussions and requesting that Celera enter into a license agreement with the NIH for its U.S. Patent No. 5,252,477 in connection with Celera’s ViroSeq® HIV-1 Genotyping System, and that Celera pay royalties in respect of all of its past sales of this product (which NIH alleged to be approximately $1.9 million), and in respect of future sales of this product. Although Celera has had discussions with the NIH on this matter, Celera continues to believe that the NIH’s patent is not applicable to its ViroSeq HIV-1 Genotyping System and that the NIH is not entitled to any royalties from the sale of this product.

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

Notwithstanding the foregoing, it is expected that, under the tax matters agreement, Celera also generally will be responsible for any taxes imposed on Life Technologies that arise from the failure of the split-off, together with certain related transactions, to qualify as a tax-free exchange for U.S. federal income tax purposes within the meaning of Sections 355 and 368(a)(1)(D) of the Internal Revenue Code, if such failure to qualify is attributable to actions, events or transactions relating to Celera’s stock, assets or business, or a breach of the relevant representations or

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

covenants made by Celera in the tax matters agreement. In addition, Celera generally will be responsible for a percentage of any taxes that arise from the failure of the split-off, together with certain related transactions, to qualify as a tax-free exchange for U.S. federal income tax purposes within the meaning of Sections 355 and 368(a)(1)(D) of the Internal Revenue Code, if such failure is for any reason for which neither Celera nor Life Technologies is responsible. Under the tax matters agreement Celera will also be required to indemnify Life Technologies for a portion of Life Technologies’ tax cost resulting from Life Technologies and Celera entering into an intellectual property supply agreement and other intellectual property license agreements in connection with the split-off. The tax matters agreement also imposes restrictions on Celera’s and Life Technologies’ ability to engage in certain actions following Celera’s separation from Life Technologies and sets forth the respective obligations among Celera and Life Technologies with respect to the filing of tax returns, the administration of tax contests, assistance and cooperation and other matters.

The Company believes that Life Technologies has materially breached the tax matters agreement in connection with the filing of its consolidated federal tax return for the period ended June 27, 2008.

13. Comprehensive (Loss) Income

The components of comprehensive (loss) income for the three months ended March 27, 2010 and March 28, 2009, net of any related tax effects, are as follows:

	Three Months Ended
(Dollar amounts in millions)	March 27, 2010	March 28, 2009
Net loss	$(12.5)	$(1.4)
Other comprehensive income:
Unrealized gain on minority equity investments	2.9	0.3
Unrealized gain on short-term investments	—	1.2

Comprehensive (loss) income	$(9.6)	$0.1

14. Segment Information

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

Costs and expenses for the Lab Services and Products segments reflect direct costs attributable to those segments and an allocation of certain shared services related to information technology, human resources, facilities and other services. These costs have been allocated primarily based on head count. All other centralized corporate and shared administrative costs are reflected in the Corporate segment.

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The above items included in the respective reporting segments are consistent with the financial information provided to the Company’s chief operating decision maker.

The following table provides information concerning the segments for the three months ended March 27, 2010 and March 28, 2009:

(Dollar amounts in millions)	Lab Services	Products	Corporate	Elimination of Intersegment Sales	Total
Three months ended March 27, 2010
Revenues from external customers	$17.5	$9.9	$4.0	$—	$31.4
Intersegment revenues (a)	—	0.6	—	(0.6)	—

Total net revenues	17.5	10.5	4.0	(0.6)	31.4

Operating (loss) income	(4.6)	1.5	(10.4)	—	(13.5)
Interest income, net	—	—	1.2	—	1.2

(Loss) income before income taxes	$(4.6)	$1.5	$(9.2)	$—	$(12.3)

Total assets	$191.7	$82.5	$350.8	$—	$625.0
Depreciation and amortization	0.6	0.1	3.3	—	4.0

Three months ended March 28, 2009
Revenues from external customers	$28.5	$10.4	$6.8	$—	$45.7

Total net revenues	28.5	10.4	6.8	—	45.7

Operating income (loss)	1.5	1.0	(7.0)	—	(4.5)
Interest income, net	—	—	2.1	—	2.1

Income (loss) before income taxes	$1.5	$1.0	$(4.9)	$—	$(2.4)

Total assets	$253.0	$75.1	$341.5	$(0.2)	$669.4
Depreciation and amortization	0.6	0.3	3.2	—	4.1

(a)	Sales to Lab Services from Products.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following management’s discussion and analysis is to provide an overview of the business of Celera to help facilitate an understanding of significant factors influencing our historical operating results, financial condition, and liquidity and also to convey our expectations of the potential impact of known trends, events, or uncertainties that may impact our future results.

The following should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) on March 10, 2010. Historical results and percentage relationships are not necessarily indicative of operating results for future periods.

Business Overview

We are a healthcare business focusing on the integration of genetic testing into routine clinical care through a combination of products and services incorporating proprietary discoveries. Our common stock began trading on The NASDAQ Stock Market on July 1, 2008, following our split-off from Applied Biosystems, Inc. (now Life Technologies Corporation).

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

Basis of Presentation

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

Business Developments

On March 31, 2010, BHL launched a laboratory developed test that detects genetic variants in the chromosome 9p21 region that identifies people at elevated risk for early myocardial infarction (MI), or heart attack, in males under 50 years and females under 60 years of age. Published studies involving approximately 35,000 participants have shown that carriers of the risk form of the 9p21 genetic variants have up to 2-fold increased risk for having an early MI.

Litigation Developments

On April 22, 2010, BHL settled its litigation with Health Diagnostics Laboratory, Inc. (HDL), Blue Wave Healthcare Consultants, Inc., as well as seven former BHL employees identified in litigation filed by BHL in the United States District Court for the Eastern District of Virginia. The settlement agreement provides for the payment by HDL to BHL of an aggregate amount of approximately $7.0 million to be made in a series of payments in 2010 and 2011, with approximately $3.8 million to be paid in 2010 and the balance in 2011. The settlement agreement also provides for HDL to pay BHL an additional amount in 2011 based on samples HDL receives during 2010 from an agreed upon set of healthcare providers. The settlement agreement contains prohibitions, in effect for a defined period, on the parties named in the litigation from providing lab testing services for an agreed upon set of healthcare providers and from hiring BHL employees, subject to certain exceptions.

Results of Operations

The following discussion and analysis relates to our results of operations for the three months ended March 27, 2010 and March 28, 2009. The selected financial information contained in the table below should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes.

	Three Months Ended
(Dollar amounts in millions)	March 27, 2010	March 28, 2009	% Change
Net revenues	$31.4	$45.7	(31)%
Cost of sales	11.8	14.0	(16)%

Gross margin	19.6	31.7	(38)%

Selling, general and administrative	23.7	25.3	(6)%
Research and development	6.6	7.7	(14)%
Amortization of purchased intangible assets	2.6	2.5	—
Employee-related charges, asset impairments and other	0.2	0.7	(71)%

Operating loss	(13.5)	(4.5)	200%
Interest income, net	1.2	2.1	(43)%

Loss before income taxes	(12.3)	(2.4)	413%
(Provision) benefit for income taxes	(0.2)	1.0	(120)%

Net loss	$(12.5)	$(1.4)	793%

The following table summarizes the components of our net revenues from external customers by segment:

	Three Months Ended
(Dollar amounts in millions)	March 27, 2010	March 28, 2009	% Change
Lab Services	$17.5	$28.5	(39)%
Products	9.9	10.4	(5)%
Corporate	4.0	6.8	(41)%

Net revenues	$31.4	$45.7	(31)%

The following table summarizes our operating income (loss) by segment:

	Three Months Ended
(Dollar amounts in millions)	March 27, 2010	March 28, 2009	% Change
Lab Services	$(4.6)	$1.5	(407)%
Products	1.5	1.0	50%
Corporate	(10.4)	(7.0)	49%

Operating loss	$(13.5)	$(4.5)	200%

Three Months Ended March 27, 2010 Compared to Three Months Ended March 28, 2009

Revenues

Revenues for our Lab Services segment for the three months ended March 27, 2010 decreased by $11.0 million compared to the three months ended March 28, 2009. The decrease was primarily due to lower sample volume, which declined approximately 26% year over year, and lower reimbursement rates. Sample volumes were adversely impacted by the loss of business from accounts serviced by former BHL sales representatives identified in the now-settled litigation with HDL and changes to BHL’s business that were implemented in the second half of 2009.

Revenues for our Products segment for the three months ended March 27, 2010 decreased by $0.5 million compared to the three months ended March 28, 2009. For the three months ended March 27, 2010, lower sales of Celera manufactured products distributed by Abbott were partially offset by increased royalties from sales of RealTimeTM assays used on the m2000 TM system.

Corporate revenues, which primarily consist of royalties, licenses and milestones, decreased by $2.8 million for the three months ended March 27, 2010 compared to the three months ended March 28, 2009. The decrease was due primarily to lower revenues from licensees, including the completion of certain licensing payments by a licensee, partially offset by increased royalties. The three months ended March 28, 2009 included revenues of $2.4 million from Siemens Medical Solutions Diagnostics, one of our licensees; the last payment under this license was received in the three months ended December 26, 2009.

Gross Margin

Gross margin for the three months ended March 27, 2010 decreased by $12.1 million compared to the three months ended March 28, 2009 primarily as a result of the decrease in net revenues. Gross margin as a percentage of net revenue decreased to 62% for the three months ended March 27, 2010 from 69% for the three months ended March 28, 2009, primarily as a result of lower sample volume and reimbursement rates for our Lab Services segment, and a reduction in license revenue in our Corporate segment.

Operating Expenses

SG&A expenses decreased by $1.6 million for the three months ended March 27, 2010 compared to the prior year quarter, primarily due to a $3.3 million decrease in allowance for doubtful accounts expense for our Lab Services segment and savings from our 2009 restructuring activities. This decrease was partially offset by expenses associated with the expansion of our sales infrastructure in our Lab Services segment, increased litigation costs in our Corporate segment and increased outside services and consulting costs in our Corporate and Products segments.

Research and development expenses decreased by $1.1 million, $0.6 million in our Corporate segment and $0.5 million in our Products segment, for the three months ended March 27, 2010 compared to the prior year quarter primarily due to the completion of certain discovery research projects, and associated lower employee-related costs.

The amortization of purchased intangible assets for the three months ended March 27, 2010 and March 28, 2009 related to our acquisitions of BHL and Atria Genetics, Inc. (Atria) in 2007.

For the three months ended March 27, 2010, we recorded a net charge of $0.2 million in employee-related charges, asset impairments and other. This included a charge of $0.4 million for additional lease expenses related to a facility previously used by Paracel, Inc. (Paracel), a business we acquired in 2000 and closed in 2005. The charge was recorded in our Corporate segment.

Also for the three months ended March 27, 2010, we recorded the reversal of a previously established accrual of $0.2 million in employee-related charges, asset impairments and other. The reversal, which was primarily recorded in our Lab Services segment, related to severance and related costs associated with our 2009 restructuring activities.

A charge of $0.7 million was recorded in employee-related charges, asset impairments and other expenses in our Corporate segment for the three months ended March 28, 2009. This charge included severance and related costs associated with the closure of our Rockville facility.

Operating Income (Loss)

Our Lab Services segment had an operating loss of $4.6 million for the three months ended March 27, 2010 compared to operating income of $1.5 million for the three months ended March 28, 2009. This was primarily due to a decrease in revenue, partially offset by a decrease in allowance for doubtful accounts expense. These changes are further described above.

Our Products segment had operating income of $1.5 million for the three months ended March 27, 2010 compared to $1.0 million for the three months ended March 28, 2009. This change was primarily due to an increase in gross margin of $0.3 million, primarily as a result of increased royalties from sales of RealTimeTM assays used on the m2000TM system, and a decrease in operating expenses, as described above.

Our Corporate segment had an operating loss of $10.4 million for the three months ended March 27, 2010 compared to $7.0 million for the three months ended March 28, 2009. This change was primarily due to a decrease in revenue, increased SG&A expenses and the additional lease charge related to our Paracel facility, partially offset by decreased research and development expenses, as described above.

Interest Income, Net

Interest income, net for the three months ended March 27, 2010 decreased compared with the prior year quarter primarily due to lower interest rates. Interest income, net for the three months ended March 27, 2010 and the three months ended March 28, 2009 included $0.2 million related to the long-term receivable from Abbott.

(Provision) Benefit for Income Taxes

We recorded a tax provision of $0.2 million for the three months ended March 27, 2010, primarily due to an increase in the deferred tax liability associated with the acquisition of Atria in 2007.

A tax benefit of $1.0 million was recorded for the three months ended March 28, 2009, primarily due to California apportionment laws that were enacted during the quarter.

Discussion of Financial Resources and Liquidity

We had cash and cash equivalents and short-term investments of $318.9 million at March 27, 2010 and $326.4 million at December 26, 2009. We believe that existing funds are adequate to satisfy our normal operating cash flow needs and planned capital expenditures for at least the next twelve months.

The following table summarizes the components of our financial resources at March 27, 2010 and December 26, 2009:

(Dollar amounts in millions)	At March 27, 2010	At December 26, 2009
Cash and cash equivalents	$55.6	$56.2
Short-term investments	263.3	270.2

Total cash and cash equivalents and short-term investments	$318.9	$326.4

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

The overall decrease of cash and cash equivalents and short-term investments for the three months ended March 27, 2010 was primarily due to $5.7 million of cash used by operations, additions to property, plant and equipment and intangible assets of $1.7 million and $0.2 million of payments to satisfy tax obligations on the vesting of restricted stock.

Net cash flows for the three months ended March 27, 2010 and March 28, 2009 were as follows:

	Three Months Ended
(Dollar amounts in millions)	March 27, 2010	March 28, 2009
Net cash used by operating activities	$(5.0)	$(2.4)
Net cash provided (used) by investing activities	4.6	(31.3)
Net cash (used) provided by financing activities	(0.2)	7.2

Net change in cash and cash equivalents	$(0.6)	$(26.5)

Operating activities

For the three months ended March 27, 2010, net cash used by operating activities of $5.0 million consisted of income-related cash outflow of $4.7 million, and changes in operating assets and liabilities of $0.3 million. Income-related cash flow represents the net loss for the period adjusted for non-cash charges related to depreciation and amortization, allowance for doubtful accounts, employee-related charges, asset impairments and other, share-based compensation, deferred income taxes, non-cash interest income and amortization of premium on purchase of investments.

The changes in operating assets and liabilities for the three months ended March 27, 2010 were due to a decrease of $4.9 million in accounts payable and other liabilities caused primarily by the timing of bonus payments and the payment of a previously accrued legal settlement, and an increase in inventories of $1.0 million, partially offset by a decrease of $5.1 million in accounts receivable due primarily to collections in our Lab Services and Products segments, and a decrease of $0.5 million in prepaid expenses and other assets.

For the three months ended March 28, 2009, net cash used by operating activities of $2.4 million consisted of income-related cash flow of $9.5 million, offset by changes in operating assets and liabilities of $11.9 million.

The changes in operating assets and liabilities for the three months ended March 28, 2009 were due to an increase of $6.9 million in accounts receivable due primarily to an increase in royalties receivable in our Corporate segment and an increase in accounts receivable in our Lab Services segment; a decrease of $4.7 million in accounts payable and other liabilities caused primarily by the timing of bonus and payroll payments; an increase of $0.6 million in prepaid expenses and other assets due primarily to an income tax benefit of $0.9 million as a result of California apportionment laws that were enacted during the quarter; partially offset by a decrease in net inventories of $0.3 million.

Investing activities

For the three months ended March 27, 2010, net cash provided by investing activities of $4.6 million was primarily due to proceeds from the maturity and sale of available-for-sale investments exceeding the purchases of available-for-sale by $6.3 million, partially offset by additions to property, plant and equipment and intangible assets, net of $1.7 million, which included $1.1 million for the purchase of machinery and equipment, $0.3 million for leasehold improvements and $0.3 million for the purchase of a technology license.

For the three months ended March 28, 2009, the net cash used by investing activities of $31.3 million was primarily due to purchases of available-for-sale investments exceeding the proceeds from the maturity and sale of available-for-sale investments by $29.7 million, and by additions to property, plant and equipment and intangible assets, net of $1.6 million, which included $0.8 million for leasehold improvements, $0.7 million for the purchase of machinery and equipment and $0.1 million for the purchase of software licenses.

Financing activities

The net cash used by financing activities of $0.2 million for the three months ended March 27, 2010 related to payments made to satisfy tax obligations on the vesting of restricted stock. For the three months ended March 28, 2009, the net cash provided by financing activities of $7.2 million related primarily to proceeds from the exercise of stock options, partially offset by taxes withheld and paid.

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

At March 27, 2010 and March 28, 2009, we had no off-balance sheet arrangements or obligations.

Contractual Obligations

Information related to our contractual obligations was presented in our Annual Report on Form 10-K for the year ended December 26, 2009 filed with the SEC on March 10, 2010. There have been no significant changes to our contractual obligations during the three months ended March 27, 2010.

Critical Accounting Estimates

There have been no material changes to our critical accounting policies and estimates from the disclosures made in Management’s Discussion and Analysis of Financial Conditions and Results of Operations included in our Annual Report on Form 10-K for the year ended December 26, 2009 filed with the SEC on March 10, 2010.

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

We manage our interest rate risk by maintaining an investment portfolio generally consisting of debt instruments of high credit quality and relatively short maturities. As of March 27, 2010, our cash, cash equivalents and short-term investments were invested in a diversified, liquid portfolio of corporate bonds, treasury and agency securities, as well as asset-backed securities and money market instruments.

To provide an assessment of the interest rate risk associated with our investment portfolio, we considered the volatility of interest rates experienced in prior years as well as the duration of the holdings in our portfolio. We determined that it is reasonably possible that an adverse change of 100 basis points (1.0%) could be experienced in the near term. A hypothetical 1.0% increase in interest rates would result in a decrease in the fair value of our portfolio of $2.7 million. This loss would only be realized if these investments were sold prior to maturity. The decline reflects only the direct impact of the change in interest rates. Other market fluctuations, such as changes in credit risk, could result in additional declines in the value of our investment portfolio.

We do not hedge our equity positions in other companies or our short-term investments. Our exposure on these instruments is limited to changes in quoted market prices. For marketable equity securities, a reasonably possible decline in market prices of approximately 10% in the near term would result in a decrease in their fair value of $0.6 million.

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

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We are responsible for maintaining disclosure controls and procedures, as defined by the Securities and Exchange Commission in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 27, 2010, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 27, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to legal actions to which we are a party, we may be required under our separation agreement with Life Technologies to indemnify Life Technologies for damages, costs and other liabilities incurred by Life Technologies relating to existing and future lawsuits, arbitrations, investigations, and other legal actions to which Life Technologies is or may become a party, to the extent related to our business. For more information, see Note 12 to our unaudited condensed consolidated financial statements and the section entitled “Risk Factors – Our separation agreement with Life Technologies requires us to indemnify Life Technologies for specified liabilities, including liabilities relating to the Celera business, specified litigation and one-half of any liabilities resulting from the split-off.”

Health Diagnostic Laboratory, Inc.

On January 14, 2010, BHL filed a lawsuit in the United States District Court for the Eastern District of Virginia against Health Diagnostic Laboratory, Inc. (HDL), Blue Wave Healthcare Consultants, Inc. (Blue Wave) and seven former employees of BHL. In the litigation, BHL sought injunctive relief and damages for contractual, tort and statutory claims against the defendants, including claims for misappropriation of trade secrets and tortious interference with BHL’s client relationships. On April 22, 2010, we announced that BHL had settled the litigation. The settlement agreement provides for the payment by HDL to BHL of an aggregate amount of approximately $7.0 million to be made in a series of payments in 2010 and 2011, with approximately $3.8 million to be paid in 2010 and the balance in 2011. The settlement agreement also provides for HDL to pay BHL an additional amount in 2011 based on samples HDL receives during 2010 from an agreed upon set of healthcare providers.

The settlement agreement contains prohibitions, effective until an agreed upon date during the first quarter of 2011, on HDL, Blue Wave and the individuals named in the litigation from performing lab testing services for healthcare providers that were BHL customers during the latter half of 2009. These restrictions do not apply to the agreed upon set of healthcare providers referenced in the paragraph above, each of whom used HDL’s lab testing services in the first two months of 2010, regardless of whether these providers were formerly served by BHL. HDL, Blue Wave and the individuals named in the litigation are also prohibited from soliciting or hiring BHL employees for a defined period, subject to certain agreed upon exceptions.

Class Action Lawsuit

On March 16, 2010, the parties to a class action lawsuit brought on behalf of purchasers of PE Corporation Celera Genomics Group tracking stock in a follow-on public offering conducted in February 2000 entered into a Stipulation and Agreement of Settlement (Settlement Agreement). The Settlement Agreement provides for a settlement in the aggregate amount of $11.0 million, which amount will be funded entirely by Life Technologies Corporation’s (as successor to PE Corporation) insurance carrier. The settlement will become effective upon the final approval of the U.S. District Court for the District of Connecticut at a fairness hearing, currently scheduled in July 2010. The settlement may be terminated at the election of the defendants in the event that a certain percentage of potential class members timely and validly request exclusion from the settlement. Under the terms of our separation agreement with Life Technologies, we agreed to indemnify Life Technologies for liabilities resulting from the class action lawsuit described above to the extent not covered by Life Technologies’ insurance.

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

National Institutes of Health

On May 15, 2008, we received a letter from the National Institutes of Health, or NIH, following up on previous correspondence and discussions and requesting that we enter into a license agreement with the NIH for its U.S. Patent No. 5,252,477 in connection with our ViroSeq® HIV-1 Genotyping System, and that we pay royalties in respect of all of our past sales of this product (which NIH alleged to be approximately $1.9 million), and in respect of future sales of this product. Although we have had discussions with the NIH on this matter, we continue to believe that the NIH’s patent is not applicable to our ViroSeq HIV-1 Genotyping System and that the NIH is not entitled to any royalties from the sale of this product.

ITEM 1A.	Risk Factors

The following information sets forth facts that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time. The risk factors set forth below include all changes to, and supersede, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 26, 2009.

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

Third-party payors and healthcare providers may look to treatment guidelines such as the National Cholesterol Education Program’s current clinical guidelines for cholesterol testing and management that are contained in the Third Report of the Expert Panel on Detection, Evaluation, and Treatment of High Blood Cholesterol in Adults (ATP III), anticipated to be updated in 2011, in making their determinations as to the clinical utility of our diagnostic tests. Some of our advanced diagnostic tests are not included in the current guidelines and may not be incorporated in the future, and other existing tests may be removed, any of which could harm our operating results and financial condition.

Efforts by third-party payors, including Medicare, to reduce utilization and reimbursement rates could decrease our net revenues and profitability.

Third-party payors have increased their efforts to control the cost, utilization and delivery of healthcare services. From time to time, Congress has considered and implemented changes in the Medicare fee schedules in conjunction with budgetary legislation. A five-year moratorium on changes to the Medicare clinical laboratory fee schedule ended on December 31, 2008. The Medicare clinical laboratory rates were increased approximately 4.5% as of January 1, 2009 and decreased by approximately 1.9% as of January 1, 2010. In the current economic environment, there is no certainty that these rates will remain at these levels for clinical laboratory testing. Reductions in the reimbursement rates of other third-party payors have occurred and may occur in the future. In the past, these reimbursement rate changes have resulted in reduced prices, added costs and decreased test utilization for the clinical laboratory industry and future rate reductions could have a similar impact on the industry. If the payment amount we receive for our clinical laboratory testing services is further reduced, it could harm our operating results and financial condition. Also, if clinical laboratories that purchase our diagnostic products receive reduced payment for their testing services, the reduced payments may cause them to seek lower pricing for our diagnostic products, which could, in turn, harm our operating results and financial condition.

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

The full transition to Palmetto GBA occurred effective September 2, 2008. The MAC stated methodology for consolidation and transition of Local Coverage Determinations, or LCDs, was based on the principal of “least restrictive.” New LCDs may result in reductions to, delays in or denials for reimbursement for the services we offer.

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

The payment amount under Medicare’s clinical laboratory fee schedule is important not only for our reimbursement from Medicare, but also because the laboratory fee schedule often establishes the payment amounts set by other third-party payors. Accordingly, a reduction in Medicare reimbursement rates for clinical laboratory services, such as the rate reduction of approximately 1.9% as of January 1, 2010, could result in a corresponding reduction in the reimbursement rates we receive from such third-party payors. Any further reductions in reimbursement levels for our laboratory services would decrease our revenues and harm our operating results and financial condition.

Our business could be adversely impacted by healthcare reform that focuses on reducing healthcare costs and/or does not recognize the value and importance of diagnostic testing.

Government oversight of and attention to the healthcare industry in the United States is significant and may increase. In March 2010, the President signed into law The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the PPACA). The PPACA is one of the most significant health reform measures signed into law in decades. It substantially changes the way health care is financed by both governmental and private insurers, and includes payment reform, cost control and anti-fraud and abuse provisions. The PPACA includes, among other things, measures that directly impact Medicare payment for clinical laboratory tests, including changes to the annual adjustment factor for the Medicare clinical laboratory fee schedule and excise taxes on medical devices. Although the PPACA retains the existing 0.5 percent reduction to the inflation update for the clinical laboratory fee schedule for 2010, it establishes a 1.75 annual percentage point reduction in the inflation update for 2011 through 2015. This adjustment could cause the annual adjustment to the fee schedule to be below zero and harm our revenues. The PPACA also includes an additional productivity adjustment to the fee schedule’s annual inflation update that begins in 2011 and continues beyond 2015. This productivity adjustment will vary from year to year.

In addition, the PPACA establishes a deductible excise tax on entities that manufacture or import certain medical devices offered for sale in the United States, beginning in 2013. Further, the PPACA establishes a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical research. The PPACA also appropriates funding for comparative effectiveness research, an initiative that has received considerable Federal funding under the American Recovery and Reinvestment Act of 2009. It is unclear how this research information will be used to develop new or modify current coverage and reimbursement policies. Our business could be adversely impacted if such research does not recognize the value and importance of diagnostic testing. We cannot predict the full impact of the PPACA on our business or whether changes in the PPACA or other healthcare laws, regulations or policies may be introduced or adopted. Our operating results and financial condition may be harmed by these or future reform measures.

The competition in the biotechnology and healthcare industries is intense and evolving.

There is intense competition among healthcare, diagnostic, and biotechnology companies attempting to develop new diagnostic products. We are aware of competitors who are engaged in research and development projects that address the same diseases that we are targeting. Our products business competes with companies in the U.S. and abroad that are engaged in the development and commercialization of products and services that provide genetic information. These companies may develop products or services that are competitive with, and could be more effective and/or cost-effective than, the diagnostic products offered by us or our collaborators or licensees, such as analyte specific reagents (ASRs), diagnostic test kits, or diagnostic testing services that perform the same or similar purposes as our or our collaborators’ or licensees’ diagnostic products. Key competitors for our leading products include Luminex Corporation and Hologic, Inc. for our cystic fibrosis products, Siemens for our ViroSeq® HIV-1 Genotyping System, F. Hoffmann-La Roche, Ltd. and Siemens for the m2000™ system and assays, and Life Technologies for our HLA products. Also, clinical laboratories may offer testing services that are competitive with the diagnostic products sold by us or our collaborators or licensees. For example, a clinical laboratory can use either reagents purchased from manufacturers other than us, or their own internally developed reagents, to provide diagnostic testing services. In this manner, clinical laboratories could offer testing services for a particular disease as an alternative to purchasing diagnostic products sold by us or our collaborators or licensees for use in their testing of the same disease. The testing services offered by clinical laboratories may be easier and more cost-effective to develop and market than test kits developed by us or our collaborators or licensees because the testing services are not subject to the same clinical validation requirements that are applicable to the FDA cleared or approved diagnostic test kits. For example, clinical reference laboratories such as Laboratory Corporation of America Holdings, or LabCorp, and Quest Diagnostics Incorporated, or Quest, offer laboratory-developed tests that compete with our ViroSeq HIV-1 Genotyping System.

In addition, BHL’s clinical laboratory testing services, and its associated disease monitoring, management, and educational services compete primarily with existing diagnostic, detection and monitoring technologies and disease management service companies. In particular, many clinical reference laboratories, including LabCorp, Sonic Healthcare Limited, Mayo Medical Laboratories, Quest, and other regional laboratory companies, offer clinical testing services using a traditional lipid panel test, which is simpler to perform and less expensive than BHL’s more extensive and proprietary lipid fractionation and related cardiovascular bio-marker tests, and which is widely accepted as an adequate test for assessing and managing risk of cardiovascular disease. Also, other companies, including Atherotech, Inc., LipoScience, Inc., Boston Heart Lab Corporation and Health Diagnostic Laboratory, Inc. currently provide alternative methods for lipoprotein subclass analysis using different technologies than BHL’s testing services. In addition, companies, including Healthways, Inc. and LifeMasters Supported SelfCare, Inc., and internal efforts by some healthcare payors, such as United Healthcare, compete with BHL’s disease monitoring and management and lifestyle modification offerings. Many of BHL’s actual or potential competitors have longer operating histories, better name recognition and greater financial, technical, sales, marketing, and distribution capabilities than BHL has. These competitors also may have more experience in research and development, billing and collections, regulatory matters and manufacturing. Many of these companies, particularly those selling the traditional lipid panel test, offer tests or services that have been approved for third-party reimbursement. BHL’s current or potential competitors may use, or develop in the future, technologies that are superior to, or more effective than, BHL’s, which could make BHL’s tests noncompetitive or obsolete.

We do not have contracts with healthcare providers that require them to send samples to BHL. These providers use the lab provider of their choice and may use multiple labs for their testing services. Any loss of business to our competitors in the lab testing service industry, especially with respect to those healthcare providers that refer a high volume of samples to our lab, harms our operating results and financial condition.

Failure to collect receivables, or to timely or accurately bill for our services, could have a material adverse effect on our business.

For the three months ended March 27, 2010, our allowance for doubtful accounts charge was $1.8 million. Any failure to collect receivables, or a deterioration in our receivables, will harm our operating results and financial condition.

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

Our ability to compete depends, in part, on our ability to protect our proprietary discoveries and technologies through obtaining and enforcing intellectual property rights, including patent rights, copyrights, trade secrets, and trademarks, and operating without infringing the intellectual property rights of others. Our ability to obtain patent protection for the inventions we make, including those relating to novel methods of diagnosing and/or treating diseases, is uncertain. The patentability of these and other types of biotechnology inventions involves complex factual, scientific, and legal questions. As a result, it is difficult to predict whether patents will issue or the breadth of claims that will be allowed in biotechnology patents. This may be particularly true with regard to the patenting of gene sequences, gene functions, genetic variations and methods of diagnosis of disease based on genetic variations. These types of gene patents have recently been invalidated in a lawsuit filed by public interest groups. Future changes in policies or laws, or interpretations of these policies or laws, relevant to the patenting of biotechnology inventions could harm our patent position in the U.S. or other countries. Opposition to the protection of these inventions in the U.S. or other countries could result in stricter standards for obtaining or enforcing biotechnology patent rights.

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

As of March 27, 2010, we had $116.3 million of goodwill on our balance sheet. This amount primarily represents the remaining excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At March 27, 2010, we also had $99.0 million of intangible assets, net on our balance sheet. As a result of a combination of factors, including broad economic pressures, and the effects of changing business conditions, an interim impairment review for goodwill and long-lived assets was triggered during 2009, resulting in a charge of $15.7 million. Our stock price is a significant factor in assessing our fair value for purposes of the goodwill impairment assessment. If our market capitalization remains below our carrying value for a sustained period, we may determine that our long-lived assets are further impaired. Valuation of our long-lived assets requires us to make assumptions about future sales prices and sales volumes for our products. These and other assumptions are used to forecast future cash flows. If actual market conditions differ or our forecasts change, we may be required to assess long-lived assets and could record an additional impairment charge. If we are required to record an additional impairment charge relating to goodwill or long-lived assets, such charges could harm our business, financial condition and results of operations.

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

The clinical laboratory testing industry is highly regulated and there can be no assurance that the regulatory environment in which we operate will not change significantly and adversely in the future. Areas of the regulatory environment that may affect our ability to conduct business include, without limitation:

•	federal and state laws applicable to billing and claims payment;

•	federal and state laboratory anti-mark-up laws;

•	federal and state anti-kickback laws;

•	federal and state false claims laws;

•	federal and state self-referral and financial inducement laws, including the federal physician anti-self-referral law, or the Stark Law;

•	coverage and reimbursement levels by Medicare and other governmental payors and private insurers;

•	federal and state laws governing laboratory licensing and testing, including CLIA;

•	federal and state laws governing the development, use and distribution of diagnostic medical tests known as laboratory developed tests or “LDTs”;

•	the Health Insurance Portability and Accountability Act of 1996, or HIPAA, along with the revisions to HIPPA as a result of the HITECH Act, and analogous state laws;

•	federal, state and foreign regulation of privacy, security, electronic transactions and identity theft;

•	federal, state and local laws governing the handling and disposal of medical and hazardous waste;

•	Occupational Safety and Health Administration rules and regulations;

•	changes to laws, regulations and rules as a result of the PPACA; and

•	changes to other federal, state and local laws, regulations and rules, including tax laws.

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

The activities of the parties identified in our recently settled litigation with Health Diagnostic Laboratory have adversely affected and may continue to adversely affect BHL’s business.

We recently settled our litigation with Health Diagnostic Laboratory, Inc., Blue Wave Healthcare Consultants, Inc. and certain former employees of BHL. Among other things, the settlement agreement contains prohibitions, effective until an agreed upon date during the first quarter of 2011, on HDL and the individuals named in the litigation from performing lab testing services for healthcare providers that were BHL customers during the latter half of 2009. These restrictions do not apply to an agreed upon set of healthcare providers, each of whom used HDL’s lab testing services in the first two months of 2010, regardless of whether these providers were formerly served by BHL. HDL, Blue Wave and the individuals named in the litigation are also prohibited from soliciting or hiring BHL employees for a defined period, subject to certain agreed upon exceptions. Though settled, the activities of the parties identified in the litigation have adversely affected and may continue to adversely affect BHL’s business due to lost business from accounts serviced by the former sales representatives identified in the litigation. Additionally, BHL’s business may be adversely impacted when the restrictions contained in the settlement agreement expire.

Our success will depend on our ability to retain our key employees.

One of our primary assets is our highly skilled personnel. These personnel could leave us and thereby deprive us of the skill and knowledge essential for performance of our existing and new business. The overall level of benefits and compensation offered to employees of Celera may be less than that of our competitors. If any of our key personnel leaves, it could harm our operating results and financial condition. This is particularly true with respect to key employees leaving our employment and joining a competitor.

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

CMS has adopted a new coding set for diagnosis, commonly known as ICD-10, which significantly expands the coding set for diagnoses. The new coding set is currently required to be implemented by October 1, 2013. We may be required to incur significant expense in implementing the new coding set, and if we do not adequately implement it, our business could be adversely impacted. In addition, if physicians fail to provide appropriate codes for desired tests as a result of the new coding set, we may not be reimbursed for such tests.

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

We do not manufacture the instruments used for our diagnostics products and thus are reliant on third parties for their supply. Life Technologies is the manufacturer of the instruments used to perform certain of our tests including our ViroSeq® HIV-1 Genotyping System and HLA products. The instruments supplied by Life Technologies are Research Use Only instruments. The FDA now requires that diagnostic products such as these be submitted as systems that include an IVD instrument. We have been in discussions with Life Technologies and other parties for access to a next generation capillary electrophoresis sequencing instrument that may be developed under requirements needed to achieve FDA clearance or approval for our HLA sequencing products as well as new and next-generation sequencing products for U.S. commercialization. We have not reached agreement on this matter and may not in the future. Failure to reach agreement with Life Technologies on access to a suitably developed instrument and the required documentation to support an FDA submission for such products, or another instrument manufacturer with a suitable instrument or that is willing to work with us, could lead to our inability to sell such products that run on capillary electrophoresis sequencing instruments in the U.S.

The historical financial information of Celera prior to our split-off from Life Technologies may not be representative of our results as an independent entity, and, therefore, may not be reliable as an indicator of our historical or future results as an independent entity.

The historical financial information for the years ended June 30, 2008 and 2007 included in our Annual Report on Form 10-K for the year ended December 26, 2009 filed with the SEC on March 10, 2010, may not reflect what our results of operations, financial position and cash flows would have been had we been an independent entity during the period. This is because, in part, the financial information reflects allocations for services provided to Celera by Life Technologies. These allocations may not reflect the costs we incur for similar or incremental services as an independent entity.

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

We believe that growing our clinical laboratory services requires changes to our sales strategy, including our approach to developing local market territories, selling non-blood based genetic testing services to accounts on a more disbursed basis and using telephone and internet technology to deliver our services. These changes may harm the business we currently receive from our existing accounts, may not be successful in generating business from new accounts and may cost more to implement than we anticipate.

Our rights under the split-off agreements we have with Life Technologies may be less favorable to us than if we had remained a business segment of Life Technologies and the terms of the master purchase agreement we have with Life Technologies may be less favorable to us than if it had been negotiated with an unaffiliated third party.

The terms of the split-off agreements we have with Life Technologies may be less favorable to us than if we remained part of Life Technologies. For example, some of the intellectual property rights are being made available to us on a non-exclusive basis through the master purchase agreement, which also covers materials currently provided to us by Life Technologies used in our products and services and research and development, as well as future Life Technologies materials. The master purchase agreement provides for price increases for materials and components during each year of the agreement after the one year anniversary subject to a combination of the Producer Price Index and Employment Cost Index. This could result in us paying more for these products than if we remained part of Life Technologies. In addition, Life Technologies has licensed to us specified intellectual property rights which we and Life Technologies may license to various third parties in the human in vitro diagnostics field. Revenues from these third-party licenses will be shared equally between us and Life Technologies. This could result in us receiving less from these licenses than if we remained part of Life Technologies.

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

Life Technologies and some of its officers are defendants in a class action lawsuit brought on behalf of purchasers of Celera Group tracking stock in its follow-on public offering of Celera Group tracking stock completed on March 6, 2000. On March 16, 2010, the parties to the litigation entered into a stipulation and agreement of settlement. The settlement agreement provides for a settlement in the aggregate amount of $11.0 million, which amount will be funded entirely by Life Technologies Corporation’s (as successor to PE Corporation) insurance carrier.

The settlement will become effective upon the final approval of the U.S. District Court for the District of Connecticut at a fairness hearing, currently scheduled in July 2010. The settlement may be terminated at the election of the defendants in the event that a certain percentage of potential class members timely and validly request exclusion from the settlement. Under the terms of our separation agreement with Life Technologies, we agreed to indemnify Life Technologies for liabilities resulting from the class action lawsuit described above to the extent not covered by Life Technologies’ insurance.

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

We lack our own sales organization to sell our diagnostic products to unaffiliated clinical testing laboratories. Accordingly, we are reliant on the efforts of our distributor, Abbott Molecular, Inc., for the sales, promotion, and distribution of most molecular diagnostic products manufactured by us. Our revenues under the agreement are dependent on Abbott’s sales price to end-users which may change over reporting periods. Our ViroSeq® HIV-1 Genotyping System, cystic fibrosis, and HLA products are mature products that represent a majority of our product revenues. Current market conditions are leading to pricing declines for these products that may not be offset by increased growth in the overall market or our ability to increase our market share for these products, resulting in declining revenue for these products. In addition, a majority of the sales of our diagnostics products and Abbott’s m2000 products are made outside the United States and subject to foreign exchange effects. Changes in foreign exchange rates will have an effect on the revenue of Celera through both product sales and the royalties we receive on m2000 product sales. Although this is a long-term arrangement, the agreement contains provisions that could result in early termination for reasons that include the following: material breach of the agreement by either company that is not cured following 60 days written notice; and upon specified insolvency events. The amount and timing of resources to be devoted to sales activities by Abbott Molecular are generally not within our control. Failure by Abbott to devote sufficient resources to the distribution of our products or the termination of the distribution agreement could harm our operating results and financial condition.

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

Our common stock issued in the split-off traded publicly for the first time following the split-off. The market price of our common stock from July 1, 2008 through March 27, 2010 has been volatile, ranging from a high of $17.56 to a low of $5.03.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

This table provides information about our purchases of Celera Corporation common stock during the three months ended March 27, 2010:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
December 27, 2009 - January 23, 2010	19,787	$7.19	—	—
January 24, 2010 - February 20, 2010	11,086	7.18	—	—
February 21, 2010 - March 27, 2010	—	—	—	—

Total	30,873	$7.19	—	—

(1)	During the three months ended March 27, 2010, we repurchased 30,873 shares of our common stock, at an average price of $7.19, to satisfy tax obligations upon the vesting of restricted stock under the 2008 Stock Incentive Plan. We may make similar repurchases in the future to satisfy employee tax obligations upon the vesting of restricted stock.

ITEM 6.	Exhibits

EXHIBIT NO.	DOCUMENT
10.1*	Amended Offer Letter between Celera Corporation and Scott Milsten dated December 22, 2008

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELERA CORPORATION

/s/ KATHY ORDOÑEZ
Name:	Kathy Ordoñez
Title:	Chief Executive Officer

Date:	May 5, 2010

/s/ UGO DEBLASI
Name:	Ugo DeBlasi
Title:	Chief Financial Officer

Date:	May 5, 2010