Form 10-Q
period 2010-06-26
Celera CORP
filed 2010-08-04
CIK 1428156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 26, 2010

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

Number of shares of common stock outstanding as of July 29, 2010: 81,987,689.

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

PART I – Financial Information

ITEM 1.	FINANCIAL STATEMENTS

Celera Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
(Dollar amounts in thousands except per share amounts)	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Net Revenues
Products	$8,955	$8,277	$17,129	$17,434
Services	19,908	25,437	37,489	54,103
Royalties, licenses and milestones	3,704	7,604	9,375	15,517

Total Net Revenues	32,567	41,318	63,993	87,054

Cost of Sales
Products	4,364	4,427	8,941	9,241
Services	7,401	8,976	14,697	18,169

Total Cost of Sales	11,765	13,403	23,638	27,410

Gross Margin	20,802	27,915	40,355	59,644
Selling, general and administrative	21,895	41,109	45,615	66,355
Research and development	6,428	7,425	12,988	15,155
Amortization of purchased intangible assets	2,567	2,549	5,134	5,098
Employee-related charges, asset impairments and other	—	(126)	220	598
Legal and insurance settlements	(2,780)	—	(2,780)	—
Impairment of intangible assets	—	15,655	—	15,655

Operating Loss	(7,308)	(38,697)	(20,822)	(43,217)
Interest income, net	1,173	1,699	2,396	3,811

Loss Before Income Taxes	(6,135)	(36,998)	(18,426)	(39,406)
(Provision) benefit for income taxes	(11)	5,279	(172)	6,270

Net Loss	$(6,146)	$(31,719)	$(18,598)	$(33,136)

Net Loss per Share
Basic and diluted	$(0.07)	$(0.39)	$(0.23)	$(0.41)

Weighted Average Shares Outstanding (in thousands)
Basic and diluted	81,988	81,818	81,981	81,777

See accompanying notes to unaudited condensed consolidated financial statements.

Celera Corporation

Condensed Consolidated Statements of Financial Position

(Unaudited)

(Dollar amounts in thousands)	At June 26, 2010	At December 26, 2009
Assets
Current assets
Cash and cash equivalents	$50,441	$56,233
Short-term investments	272,443	270,236
Accounts receivable (net of allowances for doubtful accounts of $7,677 and $18,632, respectively)	20,576	27,530
Inventories, net	8,023	6,702
Income taxes receivable	4,842	4,810
Prepaid expenses and other current assets	9,924	11,562

Total current assets	366,249	377,073
Property, plant and equipment, net	13,494	13,878
Goodwill	116,350	116,350
Intangible assets, net	96,304	101,486
Other long-term assets	33,196	29,414

Total Assets	$625,593	$638,201

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,306	$9,797
Accrued salaries and wages	7,534	8,861
Other accrued expenses	11,671	10,619
Deferred revenue	1,557	1,142

Total current liabilities	30,068	30,419
Other long-term liabilities	13,945	13,599

Total Liabilities	44,013	44,018

Commitments and contingencies (refer to Note 13)

Stockholders’ Equity
Common stock: par value $0.01 per share; 300,000,000 shares authorized; 82,240,673 and 82,169,792 shares issued and 81,987,689 and 81,947,481 shares outstanding at June 26, 2010 and December 26, 2009, respectively	822	822
Preferred stock: par value $0.01 per share; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Additional paid-in capital	1,591,546	1,589,014
Accumulated other comprehensive income	4,213	530
Treasury stock, at cost: 252,984 and 222,311 shares at June 26, 2010 and December 26, 2009, respectively	(2,176)	(1,956)
Accumulated net loss	(1,012,825)	(994,227)

Total Stockholders’ Equity	581,580	594,183

Total Liabilities and Stockholders’ Equity	$625,593	$638,201

See accompanying notes to unaudited condensed consolidated financial statements.

Celera Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
(Dollar amounts in thousands)	June 26, 2010	June 27, 2009
Operating Activities
Net loss	$(18,598)	$(33,136)
Adjustments to reconcile net loss from operations to net cash (used) provided by operating activities:
Depreciation and amortization	7,996	8,127
Impairment of intangible assets	—	15,655
Allowance for doubtful accounts	3,191	25,162
Employee-related charges, asset impairments and other	220	598
Share-based compensation	2,534	1,521
Deferred income taxes	190	(6,062)
Non-cash interest income	(468)	(452)
Loss on disposal of assets	60	174
Amortization of premium on purchase of investments	1,362	752
Changes in operating assets and liabilities:
Accounts receivable	3,763	(8,404)
Inventories	(1,321)	622
Prepaid expenses and other assets	1,762	764
Accounts payable and other liabilities	(4,492)	(1,928)

Net Cash (Used) Provided by Operating Activities	(3,801)	3,393

Investing Activities
Purchase of intangible assets	(325)	(10,300)
Purchase of property, plant and equipment, net	(2,259)	(2,585)
Proceeds from maturities of available-for-sale investments	87,686	64,505
Proceeds from sales of available-for-sale investments	22,027	17,294
Purchases of available-for-sale investments	(108,898)	(90,044)

Net Cash Used by Investing Activities	(1,769)	(21,130)

Financing Activities
Principal payments on loans payable and debt	—	(62)
Funding from Life Technologies as a result of the split-off	—	31
Proceeds from the exercise of stock options	—	7,547
Taxes withheld and paid on the vesting of restricted stock	(222)	(365)

Net Cash (Used) Provided by Financing Activities	(222)	7,151

Net Change in Cash and Cash Equivalents	(5,792)	(10,586)
Cash and Cash Equivalents at Beginning of Period	56,233	72,018

Cash and Cash Equivalents at End of Period	$50,441	$61,432

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

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

2. Accounting Policies

There have been no changes to the Company’s accounting policies during the six months ended June 26, 2010, except as noted below. Refer to Note 2 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 26, 2009.

Recently Issues Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (FASB) issued an amendment to the accounting standards related to the milestone method of revenue recognition. The standard clarifies the guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The guidance was effective for the Company’s second quarter of 2010. The adoption did not have an effect on the Company’s condensed consolidated financial statements.

In February 2010, the FASB issued guidance which removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated. The guidance was effective for the Company’s first quarter of 2010. The adoption did not have a material effect on the Company’s condensed consolidated financial statements.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active markets for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll-forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance was effective for the Company’s first quarter of 2010. The adoption did not have a material effect on the Company’s condensed consolidated financial statements.

3. Employee-Related Charges, Asset Impairments and Other

Restructurings

For the three months ended June 26, 2010, Celera did not record any charges for employee-related charges, asset impairments and other.

For the six months ended June 26, 2010, Celera recorded a net charge of $0.2 million in employee-related charges, asset impairments and other in the Condensed Consolidated Statements of Operations. This included a charge of $0.4 million for additional lease expenses related to a facility previously used by Paracel, Inc. (Paracel), a business Celera acquired in 2000 and closed in 2005. The charge was recorded in Celera’s Corporate segment. This charge was a revision to an accrual previously established in 2005. Through June 26, 2010, Celera made cash payments of $6.4 million related to the excess lease space charge. The remaining cash expenditures related to this charge of $0.7 million are expected to be paid through June 2011.

Also for the six months ended June 26, 2010, Celera recorded the reversal of a previously established accrual of $0.2 million in employee-related charges, asset impairments and other in the Condensed Consolidated Statements of Operations. The reversal related to severance and related costs associated with the Company’s 2009 restructuring programs, which are further described below.

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

During the third quarter of 2009, Celera committed to a restructuring program which resulted in a workforce reduction of approximately 90 positions. Total costs of $3.2 million were recorded in connection with the program. Severance and related costs of $2.6 million and property-related costs of $0.6 million were recorded in employee-related charges, asset impairments and other in the Consolidated Statements of Operations for the year ended December 26, 2009. Costs of $2.1 million, $0.5 million and $0.6 million were recorded in the Company’s Lab Services, Products and Corporate segments, respectively. The property-related charge primarily represents the estimated cost of excess lease space less estimated future sublease income on a number of facilities. Remaining cash expenditures of $0.1 million for the excess lease space charge are expected to be paid through April 2012. Remaining cash expenditures of $0.3 million for severance and related costs are expected to be paid through September 2010.

During the first quarter of 2009, Celera committed to a plan to close its Rockville, Maryland facility. For the six months ended June 27, 2009, the Company recorded a net charge of $0.6 million in its Corporate segment for severance and related costs associated with this closure. This included the reversal of a previous charge of $0.1 million, recorded in the three months ended June 27, 2009, for certain severance-related benefits, associated with employees terminated in our February 2008 restructuring action. All cash expenditures for severance and related costs were paid as of June 26, 2010.

4. Legal and Insurance Settlements

Legal Settlement

In January 2010, BHL filed a lawsuit against Health Diagnostic Laboratory, Inc. (HDL), Blue Wave Healthcare Consultants, Inc. (Blue Wave) and seven former employees of BHL, which included claims related to the misappropriation of trade secrets and tortious interference with BHL’s client relationships. On April 22, 2010, the Company announced that BHL had settled the litigation. During the three months ended June 26, 2010, the Company received a payment of $2.3 million related to the settlement. Remaining cash payments of $4.7 million are expected to be made through 2011. The settlement agreement also provides for HDL to pay BHL an additional amount in 2011 based on samples HDL receives during 2010 from an agreed upon set of healthcare providers. Refer to Note 13 for further information.

Insurance Settlement

In April 2010, the Company received a cash settlement of $0.5 million related to an insurance claim filed in 2009.

5. Net Loss per Share

Basic and diluted net loss per share has been computed for the three and six months ended June 26, 2010 and June 27, 2009 using the weighted average number of common shares outstanding for each period.

Restricted stock unit awards and stock options to acquire 6.3 million and 5.3 million shares of common stock at June 26, 2010 and at June 27, 2009, respectively, have been excluded from the computations of diluted net loss per share because their effect would have been anti-dilutive.

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

6. Investments

All short-term investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported as a component of stockholders’ equity in the Condensed Consolidated Statements of Financial Position. Included in short-term investments at June 26, 2010 was an unsettled short-term investment purchase of $4.2 million, which has subsequently been settled. The fair value of short-term investments and unrealized gains and losses at June 26, 2010 and December 26, 2009 were as follows:

	At June 26, 2010
(Dollar amounts in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$55.9	$0.8	$—	$56.7
U.S. government agency securities (a)	79.6	0.4	—	80.0
Non-U.S. government agency securities	33.5	0.2	—	33.7
Corporate bonds	86.8	0.7	(0.2)	87.3
Asset-backed securities	14.6	0.1	—	14.7

Total short-term investments	$270.4	$2.2	$(0.2)	$272.4

	At December 26, 2009
(Dollar amounts in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$43.4	$0.3	$—	$43.7
U.S. government agency securities (a)	67.9	0.6	(0.1)	68.4
Non-U.S. government agency securities	33.0	0.1	—	33.1
Corporate bonds	110.1	0.9	(0.2)	110.8
Asset-backed securities	14.0	0.2	—	14.2

Total short-term investments	$268.4	$2.1	$(0.3)	$270.2

(a)	U.S. government agency securities include corporate bonds that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).

Realized gains and losses associated with short-term investments for the three and six months ended June 26, 2010 and June 27, 2009 were as follows:

	Three Months Ended		Six Months Ended
(Dollar amounts in millions)	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Realized gains on investments	$0.1	$0.1	$0.1	$0.1
Realized losses on investments	(0.1)	(0.1)	(0.1)	(0.1)

The following tables show the fair value and the gross unrealized losses for investments that were in an unrealized loss position at June 26, 2010 and December 26, 2009 aggregated by asset class and by the length of time that the individual securities have been in a continuous loss position.

	At June 26, 2010
	Less Than 12 Months		12 Months or Greater		Total
(Dollar amounts in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$34.0	$(0.1)	$6.4	$(0.1)	$40.4	$(0.2)

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	At December 26, 2009
	Less Than 12 Months		12 Months or Greater		Total
(Dollar amounts in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agency securities	$24.9	$(0.1)	$—	$—	$24.9	$(0.1)
Corporate bonds	6.2	—	28.4	(0.2)	34.6	(0.2)

Total	$31.1	$(0.1)	$28.4	$(0.2)	$59.5	$(0.3)

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

The Company evaluated its short-term investment portfolio and concluded that there had been no decline in market value at June 26, 2010 that was considered to be other-than-temporary.

Total unrealized losses of $0.2 million in the investment portfolio at June 26, 2010 were due to market movements and fluctuations in interest rates and have been recorded in accumulated other comprehensive income in the Condensed Consolidated Statements of Financial Position. Management does not believe the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of June 26, 2010. At that date, the Company had no intention to sell these investments and believes it is more likely than not that it will not be required to sell these investments before recovery of their amortized cost basis.

The following table summarizes the contractual maturities of available-for-sale securities at June 26, 2010:

(Dollar amounts in millions)	At June 26, 2010
Less than one year	$106.1
Due in one-to-two years	87.3
Due in two-to-five years	79.0

Total	$272.4

Securities classified as trading totaling $7.6 million at June 26, 2010 and $7.4 million at December 26, 2009, have been recorded at fair value with realized and unrealized gains and losses included in net loss in the Condensed Consolidated Statements of Operations. These securities, representing deferred compensation and the Company’s excess savings plan assets, are recorded in prepaid expenses and other current assets in the Condensed Consolidated Statements of Financial Position. The related deferred compensation and excess savings plan liabilities are recorded at fair value in other long-term liabilities in the Condensed Consolidated Statements of Financial Position. Included in net loss are unrealized net holding losses of $0.1 million and less than $0.1 million for the three and six months ended June 26, 2010, respectively, and unrealized net holding gains of $0.4 million for the three and six months ended June 27, 2009. These gains and losses are offset by changes in fair value of the related liability.

Minority equity investments classified as available-for-sale totaling $6.7 million at June 26, 2010 and $3.3 million at December 26, 2009, are included in other long-term assets in the Condensed Consolidated Statements of Financial Position. These investments are carried at fair value with unrealized gains and losses reported as a component of stockholders’ equity in the Condensed Consolidated Statements of Financial Position. Included in comprehensive loss are net unrealized holding gains of $0.5 million and $3.4 million for the three and six months ended June 26, 2010, respectively, and $0.2 million and $0.5 million for the three and six months ended June 27, 2009, respectively.

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

The following tables set forth the Company’s financial assets that were accounted for at fair value at June 26, 2010 and December 26, 2009:

		Fair Value at June 26, 2010 Using
(Dollar amounts in millions)	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$56.7	$56.7	$—	$—
U.S. government agency securities (a)	80.0	—	80.0	—
Non-U.S. government agency securities	33.7	—	33.7	—
Corporate bonds	87.3	—	87.3	—
Asset-backed securities	14.7	—	14.7	—

Short-term investments	272.4	56.7	215.7	—
Cash equivalents	39.0	39.0	—	—
Publicly traded common stock	6.7	6.7	—	—
Deferred compensation and excess savings plan assets	7.6	7.6	—	—

Total assets measured at fair value	$325.7	$110.0	$215.7	$—

		Fair Value at December 26, 2009 Using
(Dollar amounts in millions)	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$43.7	$43.7	$—	$—
U.S. government agency securities (a)	68.4	—	68.4	—
Non-U.S. government agency securities	33.1	—	33.1	—
Corporate bonds	110.8	—	110.8	—
Asset-backed securities	14.2	—	14.2	—

Short-term investments	270.2	43.7	226.5	—
Cash equivalents	48.8	44.0	4.8	—
Publicly traded common stock	3.3	3.3	—	—
Deferred compensation and excess savings plan assets	7.4	7.4	—	—

Total assets measured at fair value	$329.7	$98.4	$231.3	$—

(a)	U.S. government agency securities include corporate bonds that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Cash equivalents consist of money market funds and instruments with remaining maturities of three months or less at the date of purchase. Publicly traded common stock represents minority equity investments which are included in other long-term assets in the Condensed Consolidated Statements of Financial Position. Deferred compensation and excess savings plan assets, totaling $7.6 million at June 26, 2010, have been classified as trading and have been recorded at fair value with realized gains and losses included in net loss.

8. Inventories

Net inventories included the following components at June 26, 2010 and December 26, 2009:

(Dollar amounts in millions)	At June 26, 2010	At December 26, 2009
Raw materials and supplies	$2.2	$1.9
Work-in-process	1.7	1.3
Finished products	4.1	3.5

Inventories, net	$8.0	$6.7

9. Goodwill and Intangible Assets

The gross carrying amount of goodwill in each of the Company’s reporting units at June 26, 2010 was as follows:

(Dollar amounts in millions)	At June 26, 2010
Reportable Segment
Lab Services	$103.0
Products	11.0
Corporate	2.3

Total	$116.3

There has been no change to the goodwill balance since December 26, 2009.

Changes in the gross carrying amount and accumulated amortization of intangible assets other than goodwill at June 26, 2010 were as follows:

	Gross Carrying Amount
(Dollar amounts in millions)	At June 26, 2010	Additions	At December 26, 2009
Amortized intangible assets:
Customer relationships	$85.2	$—	$85.2
Acquired technology	17.6	—	17.6
Patents and licenses	13.7	0.3	13.4
Other	0.9	—	0.9

Total amortized intangible assets	117.4	0.3	117.1
Unamortized intangible assets:
Trade names	7.8	—	7.8

Total	$125.2	$0.3	$124.9

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

		Accumulated Amortization
(Dollar amounts in millions)	Weighted Average Life	At June 26, 2010	Additions	At December 26, 2009
Amortized intangible assets:
Customer relationships	13	$21.2	$4.0	$17.2
Acquired technology	8	5.8	1.0	4.8
Patents and licenses	15	1.4	0.4	1.0
Other	5	0.5	0.1	0.4

Total		$28.9	$5.5	$23.4

In connection with the acquisitions of BHL and Atria Genetics, Inc. (Atria) in October 2007, trade names were acquired that were determined to be indefinitely lived. The Company conducts its annual impairment analysis for indefinite lived intangible assets during the fourth quarter of each year, or more frequently if a significant change in circumstances occurs indicating that an asset may be impaired.

Aggregate intangible asset amortization expense was $5.5 million for the six months ended June 26, 2010, of which $5.1 million related to acquisition-related intangible assets and is recorded in amortization of purchased intangible assets in the Condensed Consolidated Statements of Operations. The amortization of patents and licenses is recorded in cost of sales in the Condensed Consolidated Statements of Operations.

10. Other Balance Sheet Accounts

The following table summarizes the major components of selected accounts in the Condensed Consolidated Statements of Financial Position:

(Dollar amounts in millions)	At June 26, 2010	At December 26, 2009
Other long-term assets:
Receivable from Abbott (a)	$26.2	$25.7
Minority equity investments	6.7	3.3
Other	0.3	0.4

Other long-term assets	$33.2	$29.4

Other long-term liabilities:
Deferred compensation	$7.6	$7.4
Deferred tax liability	3.9	3.8
Other	2.4	2.4

Other long-term liabilities	$13.9	$13.6

(a)	Following the termination of the Abbott strategic alliance effective October 1, 2008, the Company’s total net investment in the alliance was converted to a long-term receivable from Abbott with a then present value of $24.8 million. The receivable from Abbott at June 26, 2010 includes $1.4 million accretion of discount.

11. Share-Based Compensation

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

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

For the three and six months ended June 26, 2010, 11,000 and 595,000 restricted stock units and 185,000 and 1,124,000 options were granted, respectively, to employees under the Celera Corporation 2008 Stock Incentive Plan. The fair value of the options granted was estimated using the following average assumptions:

	Three Months Ended June 26, 2010	Six Months Ended June 26, 2010
Expected option term in years	5	5
Volatility	51%	51%
Risk-free interest rate	2.1%	2.3%
Expected dividends	0.0%	0.0%
Weighted average fair value per option granted	$3.19	$3.10

Share-based compensation expense for the three months ended June 26, 2010 and June 27, 2009 was $1.3 million and $0.5 million, respectively. Share-based compensation expense for the six months ended June 26, 2010 and June 27, 2009 was $2.5 million and $1.5 million, respectively.

12. Income Taxes

Provision for income taxes of less than $0.1 million was recorded for the three months ended June 26, 2010.

Provision for income taxes of $0.2 million was recorded for the six months ended June 26, 2010 primarily due to an increase in the deferred tax liability associated with the acquisition of Atria in 2007. Benefit for income taxes of $5.3 million and $6.3 million was recorded for the three and six months ended June 27, 2009, respectively. The benefit was primarily the result of a reduction in a deferred tax liability associated with the trade names that were impaired for the three months ended June 27, 2009, partially offset by an increase in the valuation allowance for state deferred tax assets.

The Company maintains a full valuation allowance on its federal and state net deferred tax assets since the Company believes it is more likely than not it may not generate sufficient income, of the appropriate character, and in the particular jurisdictions, to realize the benefits.

13. Commitments and Contingencies

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

Legal Proceedings

On July 2, 2010 and July 9, 2010, two stockholder derivative actions captioned Kahn v. Ordoñez and Greenberg v. Ordoñez, respectively, were filed in the United States District Court for the Northern District of California alleging that certain of Celera’s directors and certain of its current and former officers breached their fiduciary duties, wasted corporate assets, grossly mismanaged the company and abused their control, and were unjustly enriched. Celera is only a nominal defendant in the derivative actions and no damages are sought from Celera in them.

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

On June 14, 2010, a purported class action captioned Washtenaw County Employees’ Retirement System v. Celera Corporation was filed in the United States District Court for the Northern District of California alleging that from April 24, 2008 through July 22, 2009, Celera and certain of its directors and current and former officers made false and misleading statements regarding the Company’s business and financial results. The action seeks unspecified damages on behalf of an alleged class of purchasers of the Company’s stock during this period, as well as an award to plaintiff of their costs and attorneys’ fees. Celera believes that the allegations are without merit and intends to vigorously defend the action.

On January 14, 2010, BHL filed a lawsuit in the United States District Court for the Eastern District of Virginia against HDL, Blue Wave and seven former employees of BHL. In the litigation, BHL sought injunctive relief and damages for contractual, tort and statutory claims against the defendants, including claims for misappropriation of trade secrets and tortious interference with BHL’s client relationships. On April 22, 2010, the Company announced that BHL had settled the litigation. The settlement agreement provides for the payment by HDL to BHL of an aggregate amount of approximately $7.0 million to be made in a series of payments in 2010 and 2011, with approximately $3.8 million to be paid in 2010 and the balance in 2011. The settlement agreement also provides for HDL to pay BHL an additional amount in 2011 based on samples HDL receives during 2010 from an agreed upon set of healthcare providers.

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

On March 16, 2010, the parties to a class action lawsuit brought on behalf of purchasers of PE Corporation Celera Genomics Group tracking stock in a follow-on public offering conducted in February 2000 entered into a Stipulation and Agreement of Settlement (Settlement Agreement). The Settlement Agreement provides for a settlement in the aggregate amount of $11.0 million, which amount will be funded entirely by Life Technologies Corporation’s (as successor to PE Corporation) insurance carrier. On July 15, 2010, a fairness hearing was held and the settlement was approved by the U.S. District Court for the District of Connecticut. Under the terms of our separation agreement with Life Technologies, we agreed to indemnify Life Technologies for liabilities resulting from the class action lawsuit described above to the extent not covered by Life Technologies’ insurance.

At December 26, 2009, Cornell Research Foundation (CRF) and Life Technologies were parties to an arbitration proceeding as a result of CRF’s allegations of breach of an exclusive license agreement by Life Technologies. CRF alleged, among other things, that past royalties were owed on certain Celera products, and that Life Technologies granted an unauthorized sublicense to a third party. The parties to the arbitration, and Celera, entered into a definitive settlement agreement regarding this matter in February 2010. As part of this settlement, Celera agreed to pay CRF an undisclosed amount, which was fully reserved for at December 26, 2009. In addition, Celera entered into a new patent sublicense agreement with Life Technologies.

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

Tax Matters Agreement

The tax matters agreement with Life Technologies governs Life Technologies’ and Celera’s respective rights, responsibilities and obligations after the split-off with respect to taxes, including ordinary course of business taxes and taxes, if any, incurred as a result of any failure of the split-off, together with certain related transactions, to qualify as a tax-free exchange for U.S. federal income tax purposes within the meaning of Sections 355 and 368(a)(1)(D) of the Internal Revenue Code (including as a result of Section 355(e) of the Internal Revenue Code). Under the tax matters agreement, it is expected that Life Technologies generally will be responsible for the payment of all income and non-income taxes attributable to Celera’s operations pre-split-off, with the exception of BHL, and Celera generally will be responsible for the payment of all income and non-income taxes attributable to its operations post-split-off. In addition, Life Technologies will pay Celera for certain available tax benefits resulting from U.S. federal and state tax credits and losses attributable to Celera’s business that arose prior to the split-off from Life Technologies, to the extent these credits are not first utilized by Life Technologies.

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

Other Matters

Lab Services revenue in the second quarter does not include approximately $1.9 million for additional testing performed on samples previously received and processed by BHL. The Company is reviewing the orders for this additional testing to determine whether they support payor requirements for amounts billed to, and reimbursement received from, federal health care programs and others. As part of this review, the Company will also review similar orders in earlier periods, which totaled approximately $0.1 million in the first quarter of 2010, approximately $0.6 million in 2009 and approximately $1.4 million in 2008. This review has recently commenced and the Company is unable at this time to determine what effect, if any, the outcome of this matter will have on its results of operations.

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

14. Comprehensive Loss

The components of comprehensive loss for the three and six months ended June 26, 2010 and June 27, 2009, net of any related tax effects, are as follows:

	Three Months Ended		Six Months Ended
(Dollar amounts in millions)	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Net loss	$6.1	$31.7	$18.6	$33.1
Other comprehensive income:
Unrealized gain on minority equity investments	0.5	0.2	3.4	0.5
Unrealized gain on short-term investments	0.2	5.5	0.2	6.8

Comprehensive loss	$5.4	$26.0	$15.0	$25.8

15. Segment Information

Business Segments

Celera operates primarily in the U.S. through three reporting segments, a clinical laboratory testing service business (Lab Services), a products business (Products), and a segment that includes other activities under corporate management (Corporate). The Lab Services business, conducted through BHL, offers a broad portfolio of clinical laboratory tests and disease management services designed to help physicians improve cardiovascular disease treatment regimens for their patients. The Products business develops, manufactures and oversees the commercialization of molecular diagnostic products. The Corporate segment includes revenues from royalties, licenses, collaborations and milestones related to the licensing of certain intellectual property and from Celera’s former small molecule and proteomic programs. The Corporate segment also includes corporate and shared general and administrative functions, and centrally managed research and business development activities. Also included in the Corporate segment is the benefit and provision for income taxes and the amortization and impairment of purchased intangible assets.

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

Assets, including purchased intangible assets, are allocated to their respective segments, except for cash, cash equivalents and short-term investments which are allocated to the Corporate segment. All amortization of purchased intangible assets, $2.5 million and $2.6 million for the three months ended June 26, 2010 and June 27, 2009, respectively, and $5.1 million for both the six months ended June 26, 2010 and June 27, 2009, is allocated to the Corporate segment.

The above items included in the respective reporting segments are consistent with the financial information provided to the Company’s chief operating decision maker.

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following tables provides information concerning the segments for the three and six months ended June 26, 2010 and June 27, 2009:

				Elimination of Intersegment
(Dollar amounts in millions)	Lab Services	Products	Corporate	Sales	Total
Three months ended June 26, 2010
Revenues from external customers	$19.6	$10.9	$2.1	$—	$32.6
Intersegment revenues	—	0.7	—	(0.7)	—

Total net revenues	19.6	11.6	2.1	(0.7)	32.6

Operating (loss) income	(0.3)	2.7	(9.7)	—	(7.3)
Interest income, net	—	—	1.2	—	1.2

(Loss) income before income taxes	$(0.3)	$2.7	$(8.5)	$—	$(6.1)

Total assets	$189.1	$82.9	$353.6	$—	$625.6
Depreciation and amortization	0.6	0.3	3.1	—	4.0

Three months ended June 27, 2009
Revenues from external customers	$25.2	$9.7	$6.5	$—	$41.4
Intersegment revenues	—	—	—	—	—

Total net revenues	25.2	9.7	6.5	—	41.4

Operating (loss) income	(17.5)	0.8	(22.0)	—	(38.7)
Interest income, net	—	—	1.7	—	1.7

(Loss) income before income taxes	$(17.5)	$0.8	$(20.3)	$—	$(37.0)

Total assets	$207.6	$84.7	$345.4	$—	$637.7
Depreciation and amortization	0.7	0.1	3.3	—	4.1

				Elimination of Intersegment
(Dollar amounts in millions)	Lab Services	Products	Corporate	Sales	Total
Six months ended June 26, 2010
Revenues from external customers	$37.1	$20.8	$6.1	$—	$64.0
Intersegment revenues	—	1.2	—	(1.2)	—

Total net revenues	37.1	22.0	6.1	(1.2)	64.0

Operating (loss) income	(4.9)	4.2	(20.1)	—	(20.8)
Interest income, net	—	—	2.4	—	2.4

(Loss) income before income taxes	$(4.9)	$4.2	$(17.7)	$—	$(18.4)

Depreciation and amortization	$1.2	$0.4	$6.4	$—	$8.0

Six months ended June 27, 2009
Revenues from external customers	$53.7	$20.1	$13.3	$—	$87.1
Intersegment revenues	—	—	—	—	—

Total net revenues	53.7	20.1	13.3	—	87.1

Operating (loss) income	(16.0)	1.8	(29.0)	—	(43.2)
Interest income, net	—	—	3.8	—	3.8

(Loss) income before income taxes	$(16.0)	$1.8	$(25.2)	$—	$(39.4)

Depreciation and amortization	$1.3	$0.4	$6.5	$—	$8.2

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are organized into three reporting segments: a clinical laboratory testing service business (Lab Services); a products business (Products); and a segment that includes other activities under corporate management (Corporate). Our Lab Services business, conducted through Berkeley HeartLab, Inc. (BHL), offers a broad portfolio of clinical laboratory tests and disease management services designed to help physicians improve cardiovascular disease treatment regimens for their patients. Our Products business develops, manufactures, and oversees the commercialization of molecular diagnostic products. Most of this business is conducted through distribution and royalty agreements with Abbott Molecular (Abbott), a subsidiary of Abbott Laboratories. Our Corporate segment includes revenues from royalties, licenses, collaborations and milestones related to the licensing of certain intellectual property and from our former small molecule and proteomic programs.

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

Business Developments

In July 2010, BHL launched a laboratory developed test for Cytochrome 2C19 (CYP2C19) that identifies carriers of genetic variants that may impact the effectiveness of the anti-platelet drug, Plavix® (or clopidogrel). Effectiveness of Plavix depends on its activation by the CYP2C19 gene in the cytochrome P450 system, which converts the drug to its active form. Depending on the presence of certain 2C19 genetic variants, a person may be more or less effective at converting Plavix into its active (or usable) form. The Food and Drug Administration recently placed a warning on the Plavix label to inform clinicians that they should consider an alternative treatment depending on a person’s 2C19 genotype. BHL’s new test identifies 8 variants known to be associated with Plavix metabolism.

In June 2010, we extended our research collaboration with Ipsen Pharmaceuticals to use next-generation sequencing technology to identify genetic biomarkers for pharmacogenomic tests for growth failure patients. This followed the completion of the first phase of this project that was started in November, 2007.

In June 2010, we signed a Declaration of Conformity and applied the CE mark to a real-time PCR (polymerase chain reaction) test for detection of a variant in the KIF6 gene, allowing the test to be marketed in the European Union and other geographic areas that recognize the CE Mark.

In March 2010, BHL launched a laboratory developed test that detects genetic variants in the chromosome 9p21 region that identifies people at elevated risk for early myocardial infarction (MI), or heart attack. Published studies involving approximately 35,000 participants have shown that carriers of the risk form of the 9p21 genetic variants have up to 2-fold increased risk for having an early MI.

Results of Operations

Three Months Ended June 26, 2010 Compared to Three Months Ended June 27, 2009

The following discussion and analysis relates to our results of operations for the three months ended June 26, 2010 and June 27, 2009. The selected financial information contained in the table below should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes.

	Three Months Ended
(Dollar amounts in millions)	June 26, 2010	June 27, 2009	% Change
Net revenues	$32.6	$41.4	(21%)
Cost of sales	11.9	13.4	(11%)

Gross margin	20.7	28.0	(26%)
Selling, general and administrative	21.9	41.1	(47%)
Research and development	6.4	7.4	(14%)
Amortization of purchased intangible assets	2.5	2.6	(4%)
Employee-related charges, asset impairments and other	—	(0.1)	(100%)
Legal and insurance settlements	(2.8)	—	—
Impairment of intangible assets	—	15.7	(100%)

Operating loss	(7.3)	(38.7)	(81%)
Interest income, net	1.2	1.7	(29%)

Loss before income taxes	(6.1)	(37.0)	(84%)
Benefit for income taxes	—	5.3	(100%)

Net loss	$(6.1)	$(31.7)	(81%)

The following table summarizes the components of our net revenues from external customers by segment:

	Three Months Ended
(Dollar amounts in millions)	June 26, 2010	June 27, 2009	% Change
Lab Services	$19.6	$25.2	(22%)
Products	10.9	9.7	12%
Corporate	2.1	6.5	(68%)

Net revenues	$32.6	$41.4	(21%)

The following table summarizes our operating (loss) income by segment:

	Three Months Ended		% Change
(Dollar amounts in millions)	June 26, 2010	June 27, 2009
Lab Services	$(0.3)	$(17.5)	(98%)
Products	2.7	0.8	238%
Corporate	(9.7)	(22.0)	(56%)

Operating loss	$(7.3)	$(38.7)	(81%)

Revenues

Revenues for our Lab Services segment for the three months ended June 26, 2010 decreased $5.6 million compared to the three months ended June 27, 2009. The decrease was due to lower sample volume, which declined approximately 23% year over year. Sample volumes were adversely impacted by competitive pressures, including the loss of business from accounts serviced by former BHL sales representatives identified in the now-settled litigation with Health Diagnostic Laboratory, Inc. (HDL) and others (refer to Part II, Item 1, Legal Proceedings), and changes to BHL’s business that were implemented in the second half of 2009. Lab Services revenue for the three months ended June 26, 2010 does not include approximately $1.9 million for additional testing performed on samples previously received and processed by BHL. Refer to Note 13 to our unaudited condensed consolidated financial statements.

Revenues for our Products segment for the three months ended June 26, 2010 increased by $1.2 million compared to the three months ended June 27, 2009 primarily as a result of higher sales of Celera manufactured products distributed by Abbott and increased royalties from sales of RealTimeTM assays used on the m2000TM system.

Corporate revenues, which primarily consist of royalties, licenses and milestones, decreased by $4.4 million for the three months ended June 26, 2010 compared to the three months ended June 27, 2009. The decrease was due primarily to lower licensing revenue, including the completion of payments from three licensees, as expected, partially offset by higher royalty revenue received from a licensee.

Gross Margin

Gross margin for the three months ended June 26, 2010 decreased by $7.3 million compared to the three months ended June 27, 2009 primarily as a result of the decrease in net revenues. Gross margin as a percentage of net revenue decreased to 63% for the three months ended June 26, 2010 from 68% for the three months ended June 27, 2009, primarily as a result of a reduction in license revenue in our Corporate segment and lower sample volume in our Lab Services segment, partially offset by changes in product mix and increased royalties in our Products segment.

Operating Expenses

SG&A expenses decreased by $19.2 million for the three months ended June 26, 2010 compared to the prior year quarter, primarily due to an $18.7 million decrease in allowance for doubtful accounts expense in our Lab Services segment, savings from our 2009 restructuring programs, primarily in our Lab Services segment, and reductions in billing and collection costs in our Lab Services segment, partially offset by costs associated with the expansion of our sales infrastructure in our Lab Services segment and increased legal costs in our Corporate segment. The allowance for doubtful accounts expense for the three months ended June 27, 2009 was primarily due to a provision for accounts receivable over 360 days outstanding and tests that had been denied for reimbursement.

Research and development expenses decreased by $1.0 million for the three months ended June 26, 2010 compared to the prior year quarter primarily as a result of the completion of certain discovery research and development projects and lower associated employee-related costs in our Corporate segment.

The amortization of purchased intangible assets for the three months ended June 26, 2010 and June 27, 2009 related to our acquisitions of BHL and Atria Genetics, Inc. (Atria) in 2007.

A benefit of $0.1 million was recorded in employee-related charges, asset impairments and other for the three months ended June 27, 2009 as a result of the reversal of certain severance-related benefits, associated with employees terminated in the February 2008 restructuring program. The benefit was included in our Corporate segment.

We received a cash payment of $2.3 million during the three months ended June 26, 2010 related to the settlement with HDL, which we recorded in our Lab Services segment. Remaining cash payments of $4.7 million are expected to be made through 2011. The settlement agreement also provides for HDL to pay BHL an additional amount in 2011 based on samples HDL receives during 2010 from an agreed upon set of healthcare providers. We also received a $0.5 million cash insurance settlement during the three months ended June 26, 2010, which was recorded in our Corporate segment.

A $15.7 million non-cash charge for the impairment of intangible assets relating to the trade names of BHL and Atria was recorded in our Corporate segment for the three months ended June 27, 2009.

Operating Income (Loss)

Our Lab Services segment had an operating loss of $0.3 million for the three months ended June 26, 2010 compared to $17.5 million for the three months ended June 27, 2009. This was primarily due to decreased allowance for doubtful accounts and SG&A expenses and the HDL legal settlement, partially offset by a decrease in gross margin, primarily caused by a decrease in revenue. These changes are further described above.

Our Products segment had operating income of $2.7 million for the three months ended June 26, 2010 compared to $0.8 million for the three months ended June 27, 2009. This change was primarily due to an increase in gross margin, as described above.

Our Corporate segment had an operating loss of $9.7 million for the three months ended June 26, 2010 compared to $22.0 million for the three months ended June 27, 2009. This change was primarily due to a $15.7 million non-cash impairment charge recorded for the three months ended June 27, 2009 related to our indefinite lived intangible assets. Our Corporate segment’s operating loss for the three months ended June 26, 2010 was further impacted by decreased revenue, partially offset by lower research and development expenses and the insurance settlement, as described above.

Interest Income, Net

Interest income, net for the three months ended June 26, 2010 decreased compared with the prior year quarter primarily due to lower interest rates. Interest income, net for the three months ended June 26, 2010 and the three months ended June 27, 2009 included $0.2 million related to a long-term receivable from Abbott.

Benefit for Income Taxes

We recorded a tax benefit of $5.3 million for the three months ended June 27, 2009. This benefit was primarily the result of a reduction in a deferred tax liability associated with the intangible asset impairment charge referred to above, partially offset by an increase in our valuation allowance for state deferred tax assets.

Six Months Ended June 26, 2010 Compared to Six Months Ended June 27, 2009

The following discussion and analysis relates to our results of operations for the six months ended June 26, 2010 and June 27, 2009. The selected financial information contained in the table below should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes.

	Six Months Ended		% Change
(Dollar amounts in millions)	June 26, 2010	June 27, 2009
Net revenues	$64.0	$87.1	(27%)
Cost of sales	23.7	27.4	(14%)

Gross margin	40.3	59.7	(32%)
Selling, general and administrative	45.6	66.4	(31%)
Research and development	13.0	15.1	(14%)
Amortization of purchased intangible assets	5.1	5.1	—
Employee-related charges, asset impairments and other	0.2	0.6	(67%)
Legal and insurance settlements	(2.8)	—	—
Impairment of intangible assets	—	15.7	(100%)

Operating loss	(20.8)	(43.2)	(52%)
Interest income, net	2.4	3.8	(37%)

Loss before income taxes	(18.4)	(39.4)	(53%)
(Provision) benefit for income taxes	(0.2)	6.3	(103%)

Net loss	$(18.6)	$(33.1)	(44%)

The following table summarizes the components of our net revenues from external customers by segment:

	Six Months Ended		% Change
(Dollar amounts in millions)	June 26, 2010	June 27, 2009
Lab Services	$37.1	$53.7	(31%)
Products	20.8	20.1	3%
Corporate	6.1	13.3	(54%)

Net revenues	$64.0	$87.1	(27%)

The following table summarizes our operating (loss) income by segment:

	Six Months Ended		% Change
(Dollar amounts in millions)	June 26, 2010	June 27, 2009
Lab Services	$(4.9)	$(16.0)	(69%)
Products	4.2	1.8	133%
Corporate	(20.1)	(29.0)	(31%)

Operating loss	$(20.8)	$(43.2)	(52%)

Revenues

Revenues for our Lab Services segment for the six months ended June 26, 2010 decreased $16.6 million compared to the six months ended June 27, 2009. The decrease was primarily due to lower sample volume, which declined approximately 24% year over year, and lower reimbursement rates. Sample volumes were adversely impacted by competitive pressures, including the loss of business from accounts serviced by former BHL sales representatives identified in the now-settled litigation with HDL and changes to BHL’s business that were implemented in the second half of 2009. Lab Services revenue for the six months ended June 26, 2010 does not include approximately $1.9 million for additional testing performed on samples previously received and processed by BHL. Refer to Note 13 to our unaudited condensed consolidated financial statements.

Revenues for our Products segment for the six months ended June 26, 2010 increased $0.7 million compared to the six months ended June 27, 2009 primarily as a result of increased royalties from sales of RealTimeTM assays used on the m2000TM system, partially offset by lower sales of Celera manufactured products distributed by Abbott.

Corporate revenues, which primarily consist of royalties, licenses and milestones, decreased $7.2 million for the six months ended June 26, 2010 compared to the six months ended June 27, 2009. The decrease was due primarily to lower licensing revenue, including the completion of payments from three licensees, as expected, partially offset by higher royalty revenue received from a licensee.

Gross Margin

Gross margin for the six months ended June 26, 2010 decreased $19.4 million compared to the six months ended June 27, 2009 primarily as a result of the decrease in net revenues. Gross margin as a percentage of net revenue decreased to 63% for the six months ended June 26, 2010 from 69% for the six months ended June 27, 2009, primarily as a result of lower sample volume and reimbursement rates for our Lab Services segment, a reduction in license revenue in our Corporate segment, partially offset by changes in product mix and increased royalties in our Products segment.

Operating Expenses

SG&A expenses decreased by $20.8 million for the six months ended June 26, 2010 compared to the prior year period, primarily due to a $22.0 million decrease in allowance for doubtful accounts expense for our Lab Services segment, savings from our 2009 restructuring programs, primarily in our Lab Services segment, and reductions in billing and collection costs in our Lab Services segment, partially offset by costs associated with the expansion of our sales infrastructure in our Lab Services segment and increased legal costs in our Corporate segment. The allowance for doubtful accounts expense for the six months ended June 27, 2009 was primarily due to a provision for accounts receivable over 360 days outstanding and tests that had been denied for reimbursement.

Research and development expenses decreased by $2.1 million for the six months ended June 26, 2010 compared to the prior year period primarily as a result of the completion of certain discovery research and development projects and lower associated employee-related costs in our Corporate and Products segments.

The amortization of purchased intangible assets for the six months ended June 26, 2010 and June 27, 2009 related to our acquisitions of BHL and Atria in 2007.

For the six months ended June 26, 2010, we recorded a net charge of $0.2 million in employee-related charges, asset impairments and other. This included a charge of $0.4 million for additional lease expenses related to a facility previously used by Paracel, Inc., a business we acquired in 2000 and closed in 2005. The charge was recorded in our Corporate segment. Also for the six months ended June 26, 2010, we recorded the reversal of a previously established accrual of $0.2 million in employee-related charges, asset impairments and other. The reversal, which was primarily recorded in our Lab Services segment, related to severance and related costs associated with our 2009 restructuring activities.

A charge of $0.6 million was recorded in employee-related charges, asset impairment and other in our Corporate segment for the six months ended June 27, 2009. This charge included severance and related costs associated with the closure of our Rockville, Maryland facility partially offset by the reversal of a previous charge of $0.1 million for certain severance-related benefits, associated with employees terminated in our February 2008 restructuring program.

We received a cash payment of $2.3 million during the six months ended June 26, 2010 related to the settlement with HDL, which we recorded in our Lab Services segment. Remaining cash payments of $4.7 million are expected to be made through 2011. The settlement agreement also provides for HDL to pay BHL an additional amount in 2011 based on samples HDL receives during 2010 from an agreed upon set of healthcare providers. We also received a $0.5 million cash insurance settlement during the six months ended June 26, 2010, which was recorded in our Corporate segment.

A $15.7 million non-cash charge for the impairment of intangible assets relating to the trade names of BHL and Atria was recorded in our Corporate segment for the six months ended June 27, 2009.

Operating Income (Loss)

Our Lab Services segment had an operating loss of $4.9 million for the six months ended June 26, 2010 compared to $16.0 million for the six months ended June 27, 2009. This change was primarily due to decreased allowance for doubtful accounts and SG&A expenses and the HDL legal settlement, partially offset by a decrease in gross margin, primarily caused by a decrease in revenue. These changes are further described above.

Our Products segment had operating income of $4.2 million for the six months ended June 26, 2010 compared to $1.8 million for the six months ended June 27, 2009. This change was primarily due to an increase in gross margin, as described above.

Our Corporate segment had an operating loss of $20.1 million for the six months ended June 26, 2010 compared to $29.0 million for the six months ended June 27, 2009. This change was primarily due to a $15.7 million non-cash impairment charge recorded for the six months ended June 27, 2009 related to our indefinite lived intangible assets. Our Corporate segment’s operating loss was further impacted by decreased revenue and increased SG&A expenses, partially offset by lower research and development expenses and the insurance settlement, as described above.

Interest Income, Net

Interest income, net for the six months ended June 26, 2010 decreased $1.4 million compared with the prior year period primarily due to lower interest rates. Interest income, net for the six months ended June 26, 2010 and the six months ended June 27, 2009 included $0.5 million related to a long-term receivable from Abbott.

(Provision) Benefit for Income Taxes

We recorded a tax provision of $0.2 million for the six months ended June 26, 2010, primarily due to an increase in the deferred tax liability associated with the acquisition of Atria in 2007.

We recorded a tax benefit of $6.3 million for the six months ended June 27, 2009. This benefit was primarily the result of a reduction in a deferred tax liability associated with the intangible asset impairment charge referred to above, partially offset by an increase in our valuation allowance for state deferred tax assets.

Discussion of Financial Resources and Liquidity

We had cash, cash equivalents and short-term investments of $322.8 million at June 26, 2010 and $326.4 million at December 26, 2009. The cash balance at June 26, 2010 included $4.2 million for an unsettled short-term investment purchase, which has subsequently been settled. We believe that existing funds are adequate to satisfy our normal operating cash flow needs and planned capital expenditures for at least the next twelve months.

The following table summarizes the components of our financial resources at June 26, 2010 and December 26, 2009:

(Dollar amounts in millions)	At June 26, 2010	At December 26, 2009
Cash and cash equivalents	$50.4	$56.2
Short-term investments	272.4	270.2

Total cash and cash equivalents and short-term investments	$322.8	$326.4

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

The overall decrease of cash, cash equivalents and short-term investments of $3.6 million for the six months ended June 26, 2010 was primarily due to cash used by operations of $5.2 million, additions to property, plant and equipment of $2.3 million and the purchase of intangible assets of $0.3 million, partially offset by the purchase of short-term investments of $4.2 million that was not settled at June 26, 2010.

Net cash flows for the six months ended June 26, 2010 and June 27, 2009 were as follows:

	Six Months Ended
(Dollar amounts in millions)	June 26, 2010	June 27, 2009
Net cash (used) provided by operating activities	$(3.8)	$3.4
Net cash used by investing activities	(1.8)	(21.1)
Net cash (used) provided by financing activities	(0.2)	7.2

Net change in cash and cash equivalents	$(5.8)	$(10.5)

Operating activities

For the six months ended June 26, 2010, net cash used by operating activities of $3.8 million consisted of income-related cash outflow of $3.5 million and changes in operating assets and liabilities of $0.3 million. Income-related cash flow represents the net loss for the period adjusted for non-cash charges related to depreciation and amortization, impairment of intangible assets, allowance for doubtful accounts, employee-related charges, asset impairments and other, share-based compensation, deferred income taxes, non-cash interest income, loss on disposal of assets and amortization of premium on purchase of investments.

The changes in operating assets and liabilities for the six months ended June 26, 2010 were due to a decrease of $4.5 million in accounts payable and other liabilities caused primarily by the timing of payments and an increase in inventories of $1.3 million, partially offset by a decrease of $3.8 million in accounts receivable due primarily to collections in all of our segments and a decrease of $1.8 million in prepaid expenses and other assets caused primarily by a decrease in prepaid insurance and a reduction of non-trade receivables.

For the six months ended June 27, 2009, net cash provided by operating activities of $3.4 million consisted of income-related cash inflow of $12.3 million, offset by changes in operating assets and liabilities of $8.9 million.

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

Investing activities

For the six months ended June 26, 2010, net cash used by investing activities of $1.8 million was primarily due to additions to property, plant and equipment, net of $2.3 million, which included $1.8 million for the purchase of machinery and equipment, $0.4 million for leasehold improvements and $0.1 million for the purchase of software licenses, and the purchase of product related software licenses of $0.3 million, partially offset by the proceeds from the maturity and sale of available-for-sale investments exceeding purchases of available-for-sale investments by $0.8 million.

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

Financing activities

The net cash used by financing activities of $0.2 million for the six months ended June 26, 2010 related to payments made to satisfy tax obligations on the vesting of restricted stock. For the six months ended June 27, 2009, the net cash provided by financing activities of $7.2 million related primarily to proceeds from the exercise of stock options, partially offset by taxes withheld and paid on the vesting of restricted stock.

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

At June 26, 2010 and June 27, 2009, we had no off-balance sheet arrangements or obligations.

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

We manage our interest rate risk by maintaining an investment portfolio generally consisting of debt instruments of high credit quality and relatively short maturities. As of June 26, 2010, our cash, cash equivalents and short-term investments were invested in a diversified, liquid portfolio of corporate bonds, treasury and agency securities, as well as asset-backed securities and money market instruments.

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

We do not hedge our equity positions in other companies or our short-term investments. Our exposure on these instruments is limited to changes in quoted market prices. For marketable equity securities, a reasonably possible decline in market prices of approximately 10% in the near term would result in a decrease in their fair value of $0.7 million.

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

As of June 26, 2010, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 26, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to legal actions to which we are a party, we may be required under our separation agreement with Life Technologies to indemnify Life Technologies for damages, costs and other liabilities incurred by Life Technologies relating to existing and future lawsuits, arbitrations, investigations, and other legal actions to which Life Technologies is or may become a party, to the extent related to our business. For more information, see Note 13 to our unaudited condensed consolidated financial statements and the section entitled “Risk Factors – Our separation agreement with Life Technologies requires us to indemnify Life Technologies for specified liabilities, including liabilities relating to the Celera business, specified litigation and one-half of any liabilities resulting from the split-off.”

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

Securities Litigation

On March 16, 2010, the parties to a class action lawsuit brought on behalf of purchasers of PE Corporation Celera Genomics Group tracking stock in a follow-on public offering conducted in February 2000 entered into a Stipulation and Agreement of Settlement (the “Settlement Agreement”). The Settlement Agreement provides for a settlement in the aggregate amount of $11.0 million, which amount will be funded entirely by Life Technologies Corporation’s (as successor to PE Corporation) insurance carrier. On July 15, 2010, a fairness hearing was held and the settlement was approved by the U.S. District Court for the District of Connecticut. Under the terms of our separation agreement with Life Technologies, we agreed to indemnify Life Technologies for liabilities resulting from the class action lawsuit described above to the extent not covered by Life Technologies’ insurance.

On June 14, 2010, a purported class action captioned Washtenaw County Employees’ Retirement System v. Celera Corporation was filed in the United States District Court for the Northern District of California alleging that from April 24, 2008 through July 22, 2009, Celera and certain of its directors and current and former officers made false and misleading statements regarding the Company’s business and financial results. The action seeks unspecified damages on behalf of an alleged class of purchasers of the Company’s stock during this period, as well as an award to plaintiff of their costs and attorneys’ fees. Celera believes that the allegations are without merit and intends to vigorously defend the action.

On July 2, 2010 and July 9, 2010, two stockholder derivative actions captioned Kahn v. Ordoñez and Greenberg v. Ordoñez, respectively, were filed in the United States District Court for the Northern District of California alleging that certain of Celera’s directors and certain of its current and former officers breached their fiduciary duties, wasted corporate assets, grossly mismanaged the company and abused their control, and were unjustly enriched. Celera is only a nominal defendant in the derivative actions and no damages are sought from Celera in them.

Cornell Research Foundation

At December 26, 2009, Cornell Research Foundation (CRF) and Life Technologies were parties to an arbitration proceeding as a result of CRF’s allegations of breach of an exclusive license agreement by Life Technologies. CRF alleged, among other things, that past royalties were owed on certain Celera products, and that Life Technologies granted an unauthorized sublicense to a third party. The parties to the arbitration, and Celera, entered into a definitive settlement agreement regarding this matter in February 2010. As part of this settlement, Celera agreed to pay CRF an undisclosed amount, which was fully reserved for at December 26, 2009. In addition, Celera entered into a new patent sublicense agreement with Life Technologies.

National Institutes of Health

On May 15, 2008, we received a letter from the National Institutes of Health, or NIH, following up on previous correspondence and discussions and requesting that we enter into a license agreement with the NIH for its U.S. Patent No. 5,252,477 in connection with our ViroSeq®TM HIV-1 Genotyping System, and that we pay royalties in respect of all of our past sales of this product (which NIH alleged to be approximately $1.9 million), and in respect of future sales of this product. Although we have had discussions with the NIH on this matter, we continue to believe that the NIH’s patent is not applicable to our ViroSeq HIV-1 Genotyping System and that the NIH is not entitled to any royalties from the sale of this product.

ITEM 1A.	Risk Factors

The following information sets forth facts that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time. The risk factors set forth below include all changes to, and supersede, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 26, 2009 and in Part II, Item 1A of our subsequent Quarterly Report on Form 10-Q.

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

Payment and other practices by third-party payors where we are out-of-network can harm our operating results and financial condition.

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

In addition, physicians with whom we do business have on occasion been contacted by non-governmental third-party payors where we are out of network to direct their patients to in-network providers. If these physicians switch their referral patterns to in-network providers, our operating results and financial condition may be harmed.

We may need to accept lower prices for some of our testing services in exchange for participating in provider networks.

In order to contain medical expenses, third-party payors may require BHL to become an in-network, participating provider of clinical laboratory testing services. BHL’s past practice was to be an out-of-network provider. BHL has entered into contracts with, among others, Blue Cross and Blue Shield of Alabama, United Healthcare® (through its PacifiCare® subsidiary) and Aetna® Health Management, LLC as an in-network, participating provider and we are working toward bringing additional BHL business under contract in the future. In-network, participating reimbursement rates are usually substantially lower than those reimbursement rates currently being received by BHL for its testing services and there is no assurance that all of BHL’s tests will be allowed by any particular third-party payor’s coverage determination policies. In addition, even if a contract is secured, third-party payors may unilaterally decrease reimbursement rates and enact negative coverage determination policies for BHL’s tests. Therefore, joining these networks could reduce BHL’s net income and harm our operating results and financial condition.

Our business is affected by macroeconomic conditions, and adverse changes in U.S. and global economic conditions have had and may continue to have an adverse effect on our business.

Various macroeconomic factors have affected, and may continue to affect, our business and the results of our operations. Negative global market and economic conditions, with tight credit conditions and recession in most major economies, continued through 2009 and into 2010. Slower economic activity, rising unemployment and the related loss of employee-sponsored health insurance, decreased consumer confidence and other factors related to adverse market and economic conditions have and may continue to increase our business costs, cause supplier difficulties, lower our revenues and/or affect the ability of our customers to purchase and pay for our products and services. This, in turn, may harm our operating results and financial condition and cause us to record higher allowances for doubtful accounts in the future.

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

The Medicare Modernization Act of 2003 mandated the creation of Medicare Administrative Contractors, or MACs, to replace the organizations that administered the Medicare “fee-for-service” programs. The fee-for-service program is the traditional Medicare program where beneficiaries choose the physician or other healthcare provider they wish to see and Medicare and/or the beneficiary pays a fee for each service used. In November 2007, the Centers for Medicare and Medicaid Services (CMS) awarded the MAC Jurisdiction 1 (California, Hawaii, Nevada, American Samoa, Guam and the Northern Mariana Islands) to Palmetto GBA. As a Medicare-participating laboratory based in California, we submit our Medicare fee-for-service bills to Palmetto GBA and are subject to Palmetto GBA’s local coverage and reimbursement policies.

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

Government oversight of and attention to the healthcare industry in the United States is significant and may increase. In March 2010, the President signed into law The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the PPACA). The PPACA is one of the most significant health reform measures signed into law in decades. It substantially changes the way health care is financed by both governmental and private insurers, and includes payment reform, cost control and anti-fraud and abuse provisions. The PPACA includes, among other things, measures that directly impact Medicare payment for clinical laboratory tests, including changes to the annual adjustment factor for the Medicare clinical laboratory fee schedule and excise taxes on medical devices. Although the PPACA retains the existing 0.5 percent reduction to the inflation update for the clinical laboratory fee schedule for 2010, it establishes a 1.75 annual percentage point reduction in the inflation update for 2011 through 2015. This adjustment could cause the annual adjustment to the fee schedule to be below zero and harm our revenues. The PPACA also includes an additional productivity adjustment to the fee schedule’s annual inflation update that begins in 2011 and continues beyond 2015. This productivity adjustment will vary from year to year. Additionally, the PPACA contains a requirement that a clinical laboratory’s referral sources be enrolled in the Medicare Provider Enrollment, Chain and Ownership System (PECOS). CMS indicated on June 30, 2010 that it would not, for the time being, implement changes to automatically reject claims made by providers that did not have their PECOS applications approved by July 6, 2010. Implementation is expected in the future however, and our business may be harmed if our referring physicians have not satisfied the enrollment procedures.

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

For the six months ended June 26, 2010, our allowance for doubtful accounts charge was $3.2 million. Any failure to collect receivables, or a deterioration in our receivables, will harm our operating results and financial condition.

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

Following the split-off from Life Technologies, Life Technologies may compete with us in our diagnostics business directly or enable others to compete with us by providing them access to its intellectual property, reagents, instruments and technologies.

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

As of June 26, 2010, we had $116.3 million of goodwill on our balance sheet. This amount primarily represents the remaining excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At June 26, 2010, we also had $96.3 million of intangible assets, net on our balance sheet. As a result of a combination of factors, including broad economic pressures, and the effects of changing business conditions, an interim impairment review for goodwill and long-lived assets was triggered during 2009, resulting in a charge of $15.7 million. Our stock price is a significant factor in assessing our fair value for purposes of the goodwill impairment assessment. If our market capitalization remains below our carrying value for a sustained period, we may determine that our long-lived assets are further impaired. Valuation of our long-lived assets requires us to make assumptions about future sales prices and sales volumes for our products. These and other assumptions are used to forecast future cash flows. If actual market conditions differ or our forecasts change, we may be required to assess long-lived assets and could record an additional impairment charge. If we are required to record an additional impairment charge relating to goodwill or long-lived assets, such charges could harm our business, financial condition and results of operations.

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

In addition, the Federal Trade Commission has instituted new requirements, called the “Red Flags Rule,” to protect consumers against identity theft and to impose obligations on certain institutions to curb identity theft. The Red Flags Rule applies to any entity that regularly defers payments for goods or services or arranges for the extension of credit, and for which there is reasonably foreseeable risk of identity theft. Entities subject to the Red Flags Rule must implement an identity theft prevention program, which must include written policies and procedures to identify and detect “red flags” of identity theft. The program must also indicate what actions will be taken when red flags are identified, and must be re-evaluated periodically to reflect new risks from identity theft. Although enforcement of the Red Flags Rule is not expected until later in 2010, our billing and collection practices could make us subject to the Red Flags Rule. To the extent we are subject to the Red Flags Rule, we do not know how much it will cost us to comply. If applicable, any failure to comply may subject us to financial penalties once enforcement of the Red Flags Rule commences.

Certain of our specialized diagnostic tests take advantage of the “laboratory developed test” exception from FDA review and any changes to the FDA’s policies with respect to this exception could adversely affect our operating results and financial condition.

A number of esoteric tests that are developed and validated internally at BHL are first offered as laboratory developed tests or “LDTs.” The FDA maintains that it has authority to regulate the development and use of LDTs as diagnostic medical devices under the Federal Food, Drug and Cosmetic Act but to date has decided not to exercise its authority with respect to most LDTs performed by high complexity CLIA-certified laboratories as a matter of enforcement discretion. A portion of BHL’s diagnostic tests are LDTs for which it has not obtained FDA premarket clearance or approval. The FDA regularly considers the application of additional regulatory controls over the sale of ASRs and the development and use of LDTs by laboratories such as ours. Further, the FDA has been petitioned to exercise regulatory authority over certain LDTs and to initiate enforcement action against companies that make effectiveness claims about LDTs that are without sufficient analytical and clinical support. Based on recent comments, the FDA is expected to look at the sale and use of LDTs with heightened scrutiny and has announced its intent to modify its regulatory approach with respect to LDTs. The FDA has recently sent letters to a number of companies that offer direct-to-consumer LDTs for genetic markers asking these companies to explain why they do not need FDA clearance for their products. If FDA regulation of LDTs increases or if regulation of the various medical devices used in laboratory-developed testing ensues, it would lead to an increased regulatory burden, which may prevent or hinder us from marketing current products or services and developing new products or services, and could harm our operating results and financial condition.

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

Our scientific discoveries of an association between certain genetic variants and risk for disease or drug response may not be replicated in studies by other investigators. As examples, a recent publication stated that the KIF6 gene variant did not associate with coronary artery disease, or CAD, or with nonfatal myocardial infarction in subjects with CAD in the Ottawa Heart Study, and a presentation at the annual meeting of the American Heart Association in 2009 claimed that KIF6 carriers were not associated with increased risk for major vascular events (MVE) or response to simvastatin in a preliminary analysis of the Heart Protection Study (HPS). Non-replication might be due to a variety of reasons including: studies that are statistically under-powered to find such an association; limitations common to case-control studies, such as the absence of fatal myocardial infarctions in cases; analysis of a different clinical phenotype (such as coronary stenosis in CAD, or non-coronary vascular events in MVE) than was done in our studies; and the absence of clinical information on underlying drug use in the patients studied, and statin use in the placebo arm of the HPS. Reports on non-association or non-replication, whatever the cause, may negatively affect the acceptance of our diagnostic products and testing services by the medical community and customers, and could harm our operating results and financial condition.

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

•

certain actions pending on the split-off date or that may arise in the future, to the extent such actions are ultimately determined to relate to or arise out of the Celera business, assets or liabilities;

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

Commercialization of our diagnostic products is dependent on our agreement with Abbott Molecular, Inc., and we could be harmed if Abbott or other distributors fail to perform under or terminate their agreements with us.

We lack our own sales organization to sell our diagnostic products to unaffiliated clinical testing laboratories. Accordingly, we rely on the efforts of our distributor, Abbott Molecular, Inc., for the sales, promotion, and distribution of most molecular diagnostic products manufactured by us. Our revenues under the agreement are dependent on Abbott’s sales price to end-users, which may change over reporting periods. Our ViroSeq® HIV-1 Genotyping System, cystic fibrosis and HLA products are mature products that represent a majority of our product revenues. Current market conditions are leading to pricing declines for these products that may not be offset by increased growth in the overall market or our ability to increase our market share for these products, resulting in declining revenue for these products. In addition, a majority of the sales of our diagnostics products and Abbott’s m2000 products are made outside the United States and are subject to foreign exchange effects. Changes in foreign exchange rates will have an effect on the revenue of Celera through both product sales and the royalties we receive on m2000 product sales. Although this is a long-term arrangement, the agreement contains provisions that could result in early termination if there is an uncured material breach of the agreement by either party or upon specified insolvency events, among other matters. The amount and timing of resources to be devoted to sales activities by Abbott are generally not within our control. Failure by Abbott to devote sufficient resources to the distribution of our products or the termination of the distribution agreement could harm our operating results and financial condition.

We expect that other distribution and similar agreements we enter into in the future, if any, will have similar terms and limitations. Furthermore, even if these agreements contain commitments regarding commercialization activities, our distributors may not perform their obligations as expected. If they terminate their agreements or otherwise fail to conduct their activities in a timely manner, or at all, the commercialization of our diagnostic products may be delayed or prevented. If we take on the responsibility for commercializing our diagnostic products on our own or through a new distributor, we may be required to devote additional resources to such activities. Any reallocation of additional resources to product commercialization may harm our operating results and financial condition.

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

We have headquarters, research and development, manufacturing, administrative, and clinical laboratory facilities in Alameda and South San Francisco, California and do not have alternative facilities or manufacturing or testing backup plans. Our California facilities are located near major earthquake faults. Although following the split-off we have purchased insurance policies covering damages to our operations and facilities resulting from some natural disasters, including flooding, windstorm and lightning, the ultimate impact of disruptions caused by earthquakes, other natural disasters or weather-related events, or other causes, such as acts of terrorism, on us, our significant suppliers, and the general infrastructure is unknown, and our operating results could be harmed if a major earthquake or other disaster occurs. In particular, all of our laboratory testing services are performed at our clinical laboratory facility in Alameda and we do not have access to any backup facility should there be an interruption in operations due to earthquakes or other disasters. It would be expensive and time consuming to repair or replace our laboratory facility or the equipment located at that facility. Furthermore, if operations at our Alameda facility are interrupted, it may be difficult and time-consuming for us to hire another company to perform laboratory testing services, because we would need to find a laboratory that has the required state and federal licenses and would perform our testing services on terms and conditions that are acceptable to us. An earthquake or other disaster could likewise harm our manufacturing capabilities. However, the impact of a manufacturing disruption would depend, in part, on factors such as customer demand and inventory levels of our products. Also, the repair or replacement of our facility or equipment may require new regulatory approvals, clearances or licenses, which would further delay operations. A prolonged or sustained interruption in our facility or equipment could harm our operating results and financial condition.

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

In the event we need to obtain financing to complete an acquisition, investment or other strategic relationship or alliance, we will have to do so on a stand-alone basis without reliance on Life Technologies’ overall balance sheet. The cost to us of stand-alone financing may be materially higher than the cost of financing that we might have obtained as part of Life Technologies, and we may not be able to secure adequate debt or equity financing on desirable terms. In addition, acquisitions and other transactions may involve the issuance of a substantial amount of our common stock without the approval of our stockholders. Any issuances of this nature could be dilutive to our stockholders.

The market price and trading volume of our common stock has been volatile and may face negative pressure.

Our common stock issued in the split-off traded publicly for the first time following the split-off. The market price of our common stock from July 1, 2008 through June 26, 2010 has been volatile, ranging from a high of $17.56 to a low of $5.03.

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

CELERA CORPORATION

/s/ KATHY ORDOÑEZ
Name:	Kathy Ordoñez
Title:	Chief Executive Officer
Date:	August 4, 2010

/s/ UGO DEBLASI
Name:	Ugo DeBlasi
Title:	Chief Financial Officer
Date:	August 4, 2010