Form 10-Q
period 2010-09-25
Celera CORP
filed 2010-11-04
CIK 1428156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 2010

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

Number of shares of common stock outstanding as of October 29, 2010: 82,078,098.

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

PART I – Financial Information

ITEM 1.	FINANCIAL STATEMENTS

Celera Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
(Dollar amounts in thousands except per share amounts)	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Net Revenues
Products	$6,940	$8,224	$24,069	$25,658
Services	20,673	24,353	58,162	78,456
Royalties, licenses and milestones	3,862	7,448	13,237	22,965

Total Net Revenues	31,475	40,025	95,468	127,079

Cost of Sales
Products	3,797	4,325	12,738	13,566
Services	7,797	8,347	22,494	26,516

Total Cost of Sales	11,594	12,672	35,232	40,082

Gross Margin	19,881	27,353	60,236	86,997
Selling, general and administrative	20,597	22,652	66,212	89,007
Research and development	6,053	6,198	19,041	21,353
Amortization of purchased intangible assets	2,545	2,568	7,679	7,666
Employee-related charges, asset impairments and other	1,022	3,775	1,242	4,373
Legal and insurance settlements	(800)	978	(3,580)	978
Impairment of intangible assets	—	—	—	15,655

Operating Loss	(9,536)	(8,818)	(30,358)	(52,035)
Interest income, net	1,185	1,380	3,581	5,191

Loss Before Income Taxes	(8,351)	(7,438)	(26,777)	(46,844)
(Provision) benefit for income taxes	(120)	62	(292)	6,332

Net Loss	$(8,471)	$(7,376)	$(27,069)	$(40,512)

Net Loss per Share
Basic and diluted	$(0.10)	$(0.09)	$(0.33)	$(0.50)

Weighted Average Shares Outstanding (in thousands)
Basic and diluted	82,028	81,860	81,997	81,805

See accompanying notes to unaudited condensed consolidated financial statements.

Celera Corporation

Condensed Consolidated Statements of Financial Position

(Unaudited)

(Dollar amounts in thousands)	At September 25, 2010	At December 26, 2009
Assets
Current assets
Cash and cash equivalents	$36,078	$56,233
Short-term investments	279,705	270,236
Accounts receivable (net of allowances for doubtful accounts of $5,357 and $18,632, respectively)	19,362	27,530
Inventories, net	8,695	6,702
Income taxes receivable	4,777	4,810
Prepaid expenses and other current assets	11,090	11,562

Total current assets	359,707	377,073
Property, plant and equipment, net	12,671	13,878
Goodwill	116,350	116,350
Intangible assets, net	93,525	101,486
Other long-term assets	34,752	29,414

Total Assets	$617,005	$638,201

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,311	$9,797
Accrued salaries and wages	7,948	8,861
Other accrued expenses	8,364	10,619
Deferred revenue	1,328	1,142

Total current liabilities	26,951	30,419
Other long-term liabilities	14,085	13,599

Total Liabilities	41,036	44,018

Commitments and contingencies (refer to Note 13)

Stockholders’ Equity
Common stock: par value $0.01 per share; 300,000,000 shares authorized; 82,387,882 and 82,169,792 shares issued and 82,078,026 and 81,947,481 shares outstanding at September 25, 2010 and December 26, 2009, respectively	824	822
Preferred stock: par value $0.01 per share; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Additional paid-in capital	1,592,887	1,589,014
Accumulated other comprehensive income	6,108	530
Treasury stock, at cost: 309,856 and 222,311 shares at September 25, 2010 and December 26, 2009, respectively	(2,554)	(1,956)
Accumulated net loss	(1,021,296)	(994,227)

Total Stockholders’ Equity	575,969	594,183

Total Liabilities and Stockholders' Equity	$617,005	$638,201

See accompanying notes to unaudited condensed consolidated financial statements.

Celera Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
(Dollar amounts in thousands)	September 25, 2010	September 26, 2009
Operating Activities
Net loss	$(27,069)	$(40,512)
Adjustments to reconcile net loss from operations to net cash (used) provided by operating activities:
Depreciation and amortization	11,949	12,146
Impairment of intangible assets	—	15,655
Allowance for doubtful accounts	4,616	27,744
Employee-related charges, asset impairments and other	485	2,252
Share-based compensation	3,871	2,569
Deferred income taxes	244	(6,062)
Non-cash interest income	(706)	(681)
Loss on disposal of assets	124	198
Amortization of premium on purchase of investments	2,159	1,252
Changes in operating assets and liabilities:
Accounts receivable	3,552	(11,355)
Inventories	(1,993)	2,148
Prepaid expenses and other assets	715	(401)
Accounts payable and other liabilities	(3,570)	(1,475)

Net Cash (Used) Provided by Operating Activities	(5,623)	3,478

Investing Activities
Purchase of intangible assets	(325)	(10,650)
Purchase of property, plant and equipment, net	(2,721)	(2,994)
Proceeds from maturities of available-for-sale investments	139,346	113,365
Proceeds from sales of available-for-sale investments	34,768	30,094
Purchases of available-for-sale investments	(185,006)	(138,780)

Net Cash Used by Investing Activities	(13,938)	(8,965)

Financing Activities
Principal payments on loans payable and debt	—	(62)
Funding from Life Technologies as a result of the split-off	—	31
Proceeds from the exercise of stock options	6	7,869
Taxes withheld and paid on the vesting of restricted stock	(600)	(687)

Net Cash (Used) Provided by Financing Activities	(594)	7,151

Net Change in Cash and Cash Equivalents	(20,155)	1,664
Cash and Cash Equivalents at Beginning of Period	56,233	72,018

Cash and Cash Equivalents at End of Period	$36,078	$73,682

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

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

2. Accounting Policies

There have been no changes to the Company’s accounting policies during the nine months ended September 25, 2010, except as noted below. Refer to Note 2 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 26, 2009.

Recently Issued Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (FASB) issued guidance to amend the disclosure requirements related to the credit quality of financing receivables and the related allowance for credit losses. The guidance requires an entity to disaggregate by portfolio segment or class certain existing disclosures and provide new disclosures about its financing receivables and related allowance for credit losses. The Company will adopt the guidance in the fourth quarter of 2010 and does not expect the adoption to have a material effect on its consolidated financial statements.

In April 2010, the FASB issued an amendment to the accounting standards related to the milestone method of revenue recognition. The standard clarifies the guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The Company will adopt the guidance in the first quarter of 2011 and does not expect the adoption to have a material effect on its condensed consolidated financial statements.

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

3. Employee-Related Charges, Asset Impairments and Other

Restructurings

For the three months ended September 25, 2010, Celera recorded a charge for severance and related costs of $1.0 million in employee-related charges, asset impairments and other in the Condensed Consolidated Statement of Operations, details of which were communicated to certain employees in the third quarter of 2010. These actions were part of a restructuring program announced on November 3, 2010 (refer to Note 16). The charge was recorded in Celera’s Corporate segment.

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

For the nine months ended September 25, 2010, Celera recorded a net charge of $1.2 million in employee-related charges, asset impairments and other in the Condensed Consolidated Statements of Operations. This included a charge of $1.0 million related to the restructuring program noted above, and a charge of $0.4 million for additional lease expenses related to a facility previously used by Paracel, Inc. (Paracel), a business Celera acquired in 2000 and closed in 2005. These charges were recorded in Celera’s Corporate segment. The excess lease space charge was a revision to an accrual previously established in 2005. Through September 25, 2010, Celera made cash payments of $6.5 million related to the excess lease space charge. The remaining cash expenditures related to this charge of $0.6 million are expected to be paid through June 2011.

Also for the nine months ended September 25, 2010, Celera recorded the reversal of a previously established accrual of $0.2 million in employee-related charges, asset impairments and other in the Condensed Consolidated Statements of Operations. The reversal related to severance and related costs associated with the Company’s 2009 restructuring programs, which are further described below.

During the third quarter of 2009, Celera committed to a restructuring program which resulted in a workforce reduction of approximately 90 positions. Total costs of $3.2 million were recorded in connection with the program. Severance and related costs of $2.6 million and property-related costs of $0.6 million were recorded in employee-related charges, asset impairments and other in the Consolidated Statements of Operations for the three and nine months ended September 26, 2009. Costs of $2.1 million, $0.5 million and $0.6 million were recorded in the Company’s Lab Services, Products and Corporate segments, respectively. The property-related charge primarily represents the estimated cost of excess lease space less estimated future sublease income on a number of facilities. Remaining cash expenditures of $0.1 million for the excess lease space charge are expected to be paid through April 2012. Remaining cash expenditures of $0.3 million for severance and related costs are expected to be paid through December 2010.

During the first quarter of 2009, Celera committed to a plan to close its Rockville, Maryland facility. For the nine months ended September 26, 2009, the Company recorded a charge of $0.7 million in its Corporate segment for severance and related costs associated with this closure. No severance costs related to the closure were recorded for the three months ended September 26, 2009. Property-related costs associated with this closure of $0.3 million, offset by a gain on the sale of equipment of $0.3 million, were recorded in the Company’s Corporate segment for the three and nine months ended September 26, 2009. All cash expenditures for severance and related costs were paid as of June 26, 2010. These costs were partially offset by the reversal of a previous charge of $0.1 million for certain severance-related benefits associated with employees terminated in the Company’s February 2008 restructuring program.

Other

A charge of $0.5 million related to tax obligations associated with the split-off from Life Technologies was recorded in employee-related charges, asset impairments and other in the Condensed Consolidated Statements of Operations for the three and nine months ended September 26, 2009.

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

4. Legal and Insurance Settlements

Legal Settlement

In January 2010, BHL filed a lawsuit against Health Diagnostic Laboratory, Inc. (HDL), Blue Wave Healthcare Consultants, Inc. (Blue Wave) and seven former employees of BHL, which included claims related to the misappropriation of trade secrets and tortious interference with BHL’s client relationships. On April 22, 2010, the Company announced that BHL had settled the litigation. During the three and nine months ended September 25, 2010, the Company received payments of $0.8 million and $3.1 million, respectively, related to the settlement. Remaining cash payments of $3.9 million are expected to be made through 2011. The settlement agreement also provides for HDL to pay BHL an additional amount in 2011 based on samples HDL receives during 2010 from an agreed upon set of healthcare providers. Refer to Note 13 for further information.

Insurance Settlement

In April 2010, the Company received a cash settlement of $0.5 million related to an insurance claim filed in 2009.

5. Net Loss per Share

Basic and diluted net loss per share has been computed for the three and nine months ended September 25, 2010 and September 26, 2009 using the weighted average number of common shares outstanding for each period.

Restricted stock unit awards and stock options to acquire 6.0 million shares of common stock at September 25, 2010 and at September 26, 2009 have been excluded from the computations of diluted net loss per share because their effect would have been anti-dilutive.

6. Investments

All short-term investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported as a component of stockholders’ equity in the Condensed Consolidated Statements of Financial Position. The fair value of short-term investments and unrealized gains and losses at September 25, 2010 and December 26, 2009 were as follows:

	At September 25, 2010
(Dollar amounts in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$55.9	$1.1	$—	$57.0
U.S. government agency securities (a)	80.5	0.4	—	80.9
Non-U.S. government agency securities	30.3	0.2	—	30.5
Corporate bonds	101.1	0.9	(0.1)	101.9
Asset-backed securities	9.4	—	—	9.4

Total short-term investments	$277.2	$2.6	$(0.1)	$279.7

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	At December 26, 2009
(Dollar amounts in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$43.4	$0.3	$—	$43.7
U.S. government agency securities (a)	67.9	0.6	(0.1)	68.4
Non-U.S. government agency securities	33.0	0.1	—	33.1
Corporate bonds	110.1	0.9	(0.2)	110.8
Asset-backed securities	14.0	0.2	—	14.2

Total short-term investments	$268.4	$2.1	$(0.3)	$270.2

(a)	U.S. government agency securities include corporate bonds that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).

Realized gains and losses associated with short-term investments for the three and nine months ended September 25, 2010 and September 26, 2009 were as follows:

	Three Months Ended		Nine Months Ended
(Dollar amounts in millions)	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Realized gains on investments	$0.1	$0.2	$0.2	$0.3
Realized losses on investments	—	(0.1)	(0.1)	(0.2)

The following tables show the fair value and the gross unrealized losses for investments that were in an unrealized loss position at September 25, 2010 and December 26, 2009 aggregated by asset class and by the length of time that the individual securities have been in a continuous loss position.

	At September 25, 2010
	Less Than 12 Months		12 Months or Greater		Total
(Dollar amounts in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$33.6	$(0.1)	$—	$—	$33.6	$(0.1)

	At December 26, 2009
	Less Than 12 Months		12 Months or Greater		Total
(Dollar amounts in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agency securities	$24.9	$(0.1)	$—	$—	$24.9	$(0.1)
Corporate bonds	—	—	28.4	(0.2)	28.4	(0.2)

Total	$24.9	$(0.1)	$28.4	$(0.2)	$53.3	$(0.3)

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

The Company evaluated its short-term investment portfolio and concluded that there had been no decline in market value at September 25, 2010 that was considered to be other-than-temporary.

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Total unrealized losses of $0.1 million in the investment portfolio at September 25, 2010 were due to market movements and fluctuations in interest rates and have been recorded in accumulated other comprehensive income in the Condensed Consolidated Statements of Financial Position. Management does not believe the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of September 25, 2010. At that date, the Company had no intention to sell these investments and believes it is more likely than not that it will not be required to sell these investments before recovery of their amortized cost basis.

The following table summarizes the contractual maturities of available-for-sale securities at September 25, 2010:

(Dollar amounts in millions)	At September 25, 2010
Less than one year	$120.7
Due in one-to-two years	112.0
Due in two-to-five years	47.0

Total	$279.7

Securities classified as trading totaling $7.9 million at September 25, 2010 and $7.4 million at December 26, 2009, have been recorded at fair value with realized and unrealized gains and losses included in net loss in the Condensed Consolidated Statements of Operations. These securities, representing deferred compensation and the Company’s excess savings plan assets, are recorded in prepaid expenses and other current assets in the Condensed Consolidated Statements of Financial Position. The related deferred compensation and excess savings plan liabilities are recorded at fair value in other long-term liabilities in the Condensed Consolidated Statements of Financial Position. Included in net loss are unrealized net holding gains of $0.3 million for the three and nine months ended September 25, 2010, and unrealized net holding gains of $0.4 million and $0.8 million for the three and nine months ended September 26, 2009, respectively. These gains and losses are completely offset by changes in fair value of the related liability.

Minority equity investments classified as available-for-sale totaling $8.1 million at September 25, 2010 and $3.3 million at December 26, 2009, are included in other long-term assets in the Condensed Consolidated Statements of Financial Position. These investments are carried at fair value with unrealized gains and losses reported as a component of stockholders’ equity in the Condensed Consolidated Statements of Financial Position. Included in comprehensive loss are net unrealized holding gains of $1.4 million and $4.8 million for the three and nine months ended September 25, 2010, respectively, and $0.6 million and $1.1 million for the three and nine months ended September 26, 2009, respectively.

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

Active markets are those in which transactions occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Inactive markets are those in which there are few transactions for the asset, prices are not current, or price quotations vary substantially either over time or among market makers, or in which little information is released publicly. With regard to the Company’s financial assets subject to fair value measurements, the Company believes that all of the assets it holds are actively traded because there is sufficient frequency and volume to obtain pricing information on an ongoing basis. The Company uses the market approach to value its securities, utilizing market inputs such as reported trades, benchmark yields, issuer spreads, and broker/dealer quotes.

The following tables set forth the Company’s financial assets that were accounted for at fair value at September 25, 2010 and December 26, 2009:

		Fair Value at September 25, 2010 Using
(Dollar amounts in millions)	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$57.0	$57.0	$—	$—
U.S. government agency securities (a)	80.9		80.9	—
Non-U.S. government agency securities	30.5	—	30.5	—
Corporate bonds	101.9		101.9	—
Asset-backed securities	9.4	—	9.4	—

Short-term investments	279.7	57.0	222.7	—
Cash equivalents	29.1	29.1	—	—
Publicly traded common stock	8.1	8.1	—	—
Deferred compensation and excess savings plan assets	7.9	7.9	—	—

Total assets measured at fair value	$324.8	$102.1	$222.7	$—

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

		Fair Value at December 26, 2009 Using
(Dollar amounts in millions)	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$43.7	$43.7	$—	$—
U.S. government agency securities (a)	68.4	—	68.4	—
Non-U.S. government agency securities	33.1	—	33.1	—
Corporate bonds	110.8	—	110.8	—
Asset-backed securities	14.2	—	14.2	—

Short-term investments	270.2	43.7	226.5	—
Cash equivalents	48.8	44.0	4.8	—
Publicly traded common stock	3.3	3.3	—	—
Deferred compensation and excess savings plan assets	7.4	7.4	—	—

Total assets measured at fair value	$329.7	$98.4	$231.3	$—

(a)	U.S. government agency securities include corporate bonds that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).

Cash equivalents consist of money market funds and instruments with remaining maturities of three months or less at the date of purchase. Publicly traded common stock represents minority equity investments which are included in other long-term assets in the Condensed Consolidated Statements of Financial Position. Deferred compensation and excess savings plan assets, totaling $7.9 million and $7.4 million at September 25, 2010 and December 26, 2009, respectively, have been classified as trading and have been recorded at fair value with realized and unrealized gains and losses included in net loss. These gains and losses are completely offset by changes in fair value of the related liability.

8. Inventories

Net inventories included the following components at September 25, 2010 and December 26, 2009:

(Dollar amounts in millions)	At September 25, 2010	At December 26, 2009
Raw materials and supplies	$3.4	$1.9
Work-in-process	1.9	1.3
Finished products	3.4	3.5

Inventories, net	$8.7	$6.7

9. Goodwill and Intangible Assets

The gross carrying amount of goodwill in each of the Company’s reporting units at September 25, 2010 was as follows:

(Dollar amounts in millions)	At September 25, 2010
Reportable Segment
Lab Services	$103.0
Products	11.0
Corporate	2.3

Total	$116.3

There has been no change to the goodwill balance since December 26, 2009.

The Company performs a goodwill impairment analysis on an annual basis during the fourth quarter of each year, and more frequently if a significant change in circumstances occurs indicating that goodwill may be impaired.

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Changes in the gross carrying amount and accumulated amortization of intangible assets other than goodwill at September 25, 2010 were as follows:

	Gross Carrying Amount
(Dollar amounts in millions)	At September 25, 2010	Additions	At December 26, 2009
Amortized intangible assets:
Customer relationships	$85.2	$—	$85.2
Acquired technology	17.6	—	17.6
Patents and licenses	13.7	0.3	13.4
Other	0.9	—	0.9

Total amortized intangible assets	117.4	0.3	117.1
Unamortized intangible assets:
Trade names	7.8	—	7.8

Total	$125.2	$0.3	$124.9

		Accumulated Amortization
(Dollar amounts in millions)	Weighted Average Life	At September 25, 2010	Additions	At December 26, 2009
Amortized intangible assets:
Customer relationships	13	$23.2	$6.0	$17.2
Acquired technology	8	6.3	1.5	4.8
Patents and licenses	15	1.6	0.6	1.0
Other	5	0.6	0.2	0.4

Total		$31.7	$8.3	$23.4

In connection with the acquisitions of BHL and Atria Genetics, Inc. (Atria) in October 2007, trade names were acquired that were determined to be indefinitely lived. The Company performs an impairment analysis for indefinite lived intangible assets on an annual basis during the fourth quarter of each year, and more frequently if a significant change in circumstances occurs indicating that an asset may be impaired.

Aggregate intangible asset amortization expense was $8.3 million for the nine months ended September 25, 2010, of which $7.7 million related to acquisition-related intangible assets and is recorded in amortization of purchased intangible assets in the Condensed Consolidated Statements of Operations. The amortization of patents and licenses is recorded in cost of sales in the Condensed Consolidated Statements of Operations.

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

10. Other Balance Sheet Accounts

The following table summarizes the major components of selected accounts in the Condensed Consolidated Statements of Financial Position:

(Dollar amounts in millions)	At September 25, 2010	At December 26, 2009
Other long-term assets:
Receivable from Abbott (a)	$26.4	$25.7
Minority equity investments	8.1	3.3
Other	0.3	0.4

Other long-term assets	$34.8	$29.4

Other long-term liabilities:
Deferred compensation	$7.9	$7.4
Deferred tax liability	4.0	3.8
Other	2.2	2.4

Other long-term liabilities	$14.1	$13.6

(a)	Following the termination of the Abbott strategic alliance effective October 1, 2008, the Company’s total net investment in the alliance was converted to a long-term receivable from Abbott with a then present value of $24.8 million. The receivable from Abbott at September 25, 2010 includes $1.6 million accretion of discount.

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

For the three and nine months ended September 25, 2010, 4,000 and 599,000 restricted stock units and 3,000 and 1,127,000 options were granted, respectively, to employees under the Celera Corporation 2008 Stock Incentive Plan. The fair value of the options granted was estimated using the following average assumptions:

	Three Months Ended September 25, 2010	Nine Months Ended September 25, 2010
Expected option term in years	5	5
Volatility	52%	51%
Risk-free interest rate	1.6%	2.3%
Expected dividends	0.0%	0.0%
Weighted average fair value per option granted	$3.18	$3.10

Share-based compensation expense for the three months ended September 25, 2010 and September 26, 2009 was $1.4 million and $1.1 million, respectively. Share-based compensation expense for the nine months ended September 25, 2010 and September 26, 2009 was $3.9 million and $2.6 million, respectively.

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

12. Income Taxes

The provision for income taxes of $0.1 million and $0.3 million for the three and nine months ended September 25, 2010, respectively, was primarily due to an increase in the deferred tax liability associated with the acquisition of Atria in 2007.

Benefit for income taxes was $0.1 million and $6.3 million for the three and nine months ended September 26, 2009, respectively. The benefit for the nine months ended September 26, 2009 was primarily the result of a reduction in a deferred tax liability associated with the trade names that were impaired during the second quarter of 2009, partially offset by an increase in the valuation allowance for state deferred tax assets.

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

Legal Proceedings

On July 2, 2010 and July 9, 2010, two stockholder derivative actions captioned Kahn v. Ordoñez and Greenberg v. Ordoñez, respectively, were filed in the United States District Court for the Northern District of California alleging that certain of Celera’s directors and certain of its current and former officers breached their fiduciary duties, wasted corporate assets, grossly mismanaged the company and abused their control, and were unjustly enriched. The two actions were consolidated into a single action captioned In re Celera Corp. Derivative Litigation on September 23, 2010, and a consolidated complaint was filed on October 15, 2010. Celera is only a nominal defendant in the consolidated derivative action and no damages are sought from Celera in that action.

On June 14, 2010, a purported class action captioned Washtenaw County Employees’ Retirement System v. Celera Corporation was filed in the United States District Court for the Northern District of California alleging that from April 24, 2008 through July 22, 2009, Celera and certain of its directors and current and former officers made false and misleading statements regarding the Company’s business and financial results. The action seeks unspecified damages on behalf of an alleged class of purchasers of the Company’s stock during this period, as well as an award to plaintiff of their costs and attorneys’ fees. On September 23, 2010, the court appointed a lead plaintiff and renamed the action In re Celera Corp. Securities Litigation. An amended complaint was filed on October 15, 2010. Celera believes that the allegations are without merit and intends to vigorously defend the action.

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

On March 16, 2010, the parties to a class action lawsuit brought on behalf of purchasers of PE Corporation Celera Genomics Group tracking stock in a follow-on public offering conducted in February 2000 entered into a Stipulation and Agreement of Settlement (Settlement Agreement). On July 15, 2010, a fairness hearing was held and the Settlement Agreement was approved by the U.S. District Court for the District of Connecticut. The Settlement Agreement provides for a settlement in the aggregate amount of $11.0 million, which amount was funded entirely by Life Technologies Corporation’s (as successor to PE Corporation) insurance carrier. Under the terms of our separation agreement with Life Technologies, we agreed to indemnify Life Technologies for liabilities resulting from the class action lawsuit described above to the extent not covered by Life Technologies’ insurance.

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

On May 15, 2008, Celera received a letter from the National Institutes of Health, or NIH, following up on previous correspondence and discussions and requesting that Celera enter into a license agreement with the NIH for its U.S. Patent No. 5,252,477 in connection with Celera’s ViroSeq® HIV-1 Genotyping System, and that Celera pay royalties in respect of all of its past sales of this product (which NIH alleged to be approximately $1.9 million), and in respect of future sales of this product. Although Celera has had discussions with the NIH on this matter, Celera continues to believe that the NIH’s patent is not applicable to its ViroSeq HIV-1 Genotyping System and that the NIH is not entitled to any royalties from the sale of this product. The relevant patent expired in October 2010.

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

Other Matters

As disclosed in the Company’s Quarterly Report on Form 10-Q for the three months ended June 26, 2010, Lab Services revenue for the three months ended June 26, 2010 did not include approximately $1.9 million for additional testing performed on samples previously received and processed by BHL because the Company was reviewing these orders, and similar orders associated with approximately $2.2 million of revenue from earlier periods. During the three months ended September 25, 2010, the Company determined that a significant number of these orders may not have supported payor requirements for amounts billed to, and reimbursements received from, federal healthcare programs and certain other payors. The Company expects to refund approximately $2.3 million to the affected third-party payors and has established a liability for this amount at September 25, 2010. The Company recorded a net reduction to revenue of $0.4 million for the three months ended September 25, 2010 associated with this matter. There can be no assurance that the affected payors will not make additional claims for monies, including penalties, or will not seek other remedies, any of which could harm the Company’s operating results and financial condition. The Company is unable at this time to determine the likelihood that affected payors may pursue such claims or remedies and, accordingly, it cannot determine what effect, if any, these contingencies will have on its results of operations.

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

14. Comprehensive Loss

The components of comprehensive loss for the three and nine months ended September 25, 2010 and September 26, 2009, net of any related tax effects, are as follows:

	Three Months Ended		Nine Months Ended
(Dollar amounts in millions)	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Net loss	$8.5	$7.4	$27.1	$40.5
Other comprehensive income:
Unrealized gain on minority equity investments	1.4	0.6	4.8	1.1
Unrealized gain on short-term investments	0.5	1.7	0.7	8.5

Comprehensive loss	$6.6	$5.1	$21.6	$30.9

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

Assets, including purchased intangible assets, are allocated to their respective segments, except for cash, cash equivalents and short-term investments which are allocated to the Corporate segment. All amortization of purchased intangible assets, $2.6 million for the three months ended September 25, 2010 and September 26, 2009, and $7.7 million for the nine months ended September 25, 2010 and September 26, 2009, is allocated to the Corporate segment.

The above items included in the respective reporting segments are consistent with the financial information provided to the Company’s chief operating decision maker.

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table provides information concerning the segments for the three and nine months ended September 25, 2010 and September 26, 2009:

(Dollar amounts in millions)	Lab Services	Products	Corporate	Elimination of Intersegment Sales	Total
Three months ended September 25, 2010
Revenues from external customers	$20.4	$9.1	$2.0	$—	$31.5
Intersegment revenues	—	0.5	—	(0.5)	—

Total net revenues	20.4	9.6	2.0	(0.5)	31.5

Operating (loss) income	(1.0)	1.6	(10.2)	—	(9.6)
Interest income, net	—	—	1.2	—	1.2

(Loss) income before income taxes	$(1.0)	$1.6	$(9.0)	$—	$(8.4)

Total assets	$187.0	$81.8	$348.2	$—	$617.0
Depreciation and amortization	0.5	0.3	3.1	—	3.9

Three months ended September 26, 2009
Revenues from external customers	$24.2	$10.0	$5.8	$—	$40.0
Intersegment revenues	—	0.2	—	(0.2)	—

Total net revenues	24.2	10.2	5.8	(0.2)	40.0

Operating (loss) income	(1.5)	0.4	(7.7)	—	(8.8)
Interest income, net	—	—	1.4	—	1.4

(Loss) income before income taxes	$(1.5)	$0.4	$(6.3)	$—	$(7.4)

Total assets	$203.5	$83.9	$348.6	$—	$636.0
Depreciation and amortization	0.6	0.2	3.2	—	4.0

Nine months ended September 25, 2010
Revenues from external customers	$57.5	$29.9	$8.1	$—	$95.5
Intersegment revenues	—	1.7	—	(1.7)	—

Total net revenues	57.5	31.6	8.1	(1.7)	95.5

Operating (loss) income	(5.9)	5.8	(30.3)	—	(30.4)
Interest income, net	—	—	3.6	—	3.6

(Loss) income before income taxes	$(5.9)	$5.8	$(26.7)	$—	$(26.8)

Depreciation and amortization	$1.7	$0.7	$9.5	$—	$11.9

Nine months ended September 26, 2009
Revenues from external customers	$77.9	$30.1	$19.1	$—	$127.1
Intersegment revenues	—	0.2	—	(0.2)	—

Total net revenues	77.9	30.3	19.1	(0.2)	127.1

Operating (loss) income	(17.5)	2.2	(36.7)	—	(52.0)
Interest income, net	—	—	5.2	—	5.2

(Loss) income before income taxes	$(17.5)	$2.2	$(31.5)	$—	$(46.8)

Depreciation and amortization	$1.9	$0.6	$9.7	$—	$12.2

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

16. Subsequent Event

On November 3, 2010, the Company announced a restructuring program to eliminate approximately 50 full-time positions. The Company expects to incur severance and other related cash costs of approximately $3.2 million in connection with the program; $1.0 million of which was recorded by the Company in employee-related charges, asset impairments and other in the Condensed Consolidated Statement of Operations for the three months ended September 25, 2010. The Company expects to complete the program by the end of the first quarter of 2011.

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

Basis of Presentation

The discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements and related disclosures, which have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules. All significant intracompany transactions and balances have been eliminated in consolidation.

Business Developments

In September 2010, we signed an agreement with Abbott for distribution of our CE-marked KIF6 test to identify patients at risk of coronary heart disease that is reduced with statin therapy.

In September 2010, the United States Patent and Trademark Office (USPTO) issued United States Patent 7,799,530 to Celera relating to methods of determining heart attack risk by detecting the KIF6 gene variant and reduction of such increased risk by statin therapy.

In August 2010, the USPTO issued United States Patent 7,781,168 to Celera relating to methods of determining heart attack risk by detecting the Ile4399Met genetic polymorphism in the protease-like domain of LPA.

In July 2010, BHL launched a laboratory developed test for Cytochrome 2C19 (CYP2C19) that identifies carriers of genetic variants that may impact the effectiveness of the anti-platelet drug, Plavix® (or clopidogrel).

In June 2010, we extended our research collaboration with Ipsen Pharmaceuticals to use next-generation sequencing technology to identify genetic biomarkers for pharmacogenomic tests for growth failure patients. This followed the completion of the first phase of this project that commenced in November, 2007.

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

Results of Operations

Three Months Ended September 25, 2010 Compared to Three Months Ended September 26, 2009

The following discussion and analysis relates to our results of operations for the three months ended September 25, 2010 and September 26, 2009. The selected financial information contained in the table below should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes.

	Three Months Ended
(Dollar amounts in millions)	September 25, 2010	September 26, 2009	% Change
Net revenues	$31.5	$40.0	(21%	)
Cost of sales	11.6	12.7	(9%	)

Gross margin	19.9	27.3	(27%	)
Selling, general and administrative	20.6	22.6	(9%	)
Research and development	6.1	6.2	(2%	)
Amortization of purchased intangible assets	2.6	2.6	—
Employee-related charges, asset impairments and other	1.0	3.7	(73%	)
Legal and insurance settlements	(0.8)	1.0	(180%	)

Operating loss	(9.6)	(8.8)	9%
Interest income, net	1.2	1.4	(14%	)

Loss before income taxes	(8.4)	(7.4)	14%
Provision for income taxes	(0.1)	—	—

Net loss	$(8.5)	$(7.4)	15%

The following table summarizes the components of our net revenues from external customers by segment:

	Three Months Ended
(Dollar amounts in millions)	September 25, 2010	September 26, 2009	% Change
Lab Services	$20.4	$24.2	(16%)
Products	9.1	10.0	(9%)
Corporate	2.0	5.8	(66%)

Net revenues	$31.5	$40.0	(21%)

The following table summarizes our operating (loss) income by segment:

	Three Months Ended
(Dollar amounts in millions)	September 25, 2010	September 26, 2009	% Change
Lab Services	$(1.0)	$(1.5)	(33%)
Products	1.6	0.4	300%
Corporate	(10.2)	(7.7)	32%

Operating loss	$(9.6)	$(8.8)	9%

Revenues

Revenues for our Lab Services segment for the three months ended September 25, 2010 decreased $3.8 million compared to the three months ended September 26, 2009. The decrease was due to lower sample volume, which declined approximately 22% year over year, partially offset by a higher average price per sample as new higher value genetic tests were ordered by physicians. Sample volumes were adversely impacted by healthcare industry and competitive pressures, including the loss of business from accounts serviced by former BHL sales representatives identified in the now-settled litigation with a competitor and others (refer to Part II, Item 1, Legal Proceedings).

During the three months ended September 25, 2010, we determined that a significant number of orders received from healthcare providers for additional testing performed on samples previously received and processed by BHL may not have supported payor requirements for amounts billed to, and reimbursements received from, federal healthcare programs and certain other payors. As a result, we recorded a net reduction to revenue in our Lab Services segment of $0.4 million for the three months ended September 25, 2010. Refer to Note 13 of our unaudited condensed consolidated financial statements.

Revenues for our Products segment for the three months ended September 25, 2010 decreased by $0.9 million compared to the three months ended September 26, 2009 primarily as a result of lower sales of Celera manufactured products distributed by Abbott, partially offset by increased royalties from sales of RealTimeTM assays used on the m2000TM system.

Corporate revenues, which primarily consist of royalties, licenses and milestones, decreased by $3.8 million for the three months ended September 25, 2010 compared to the three months ended September 26, 2009. The decrease was due primarily to lower licensing revenue, including the completion of payments from three licensees in the first quarter of 2010, partially offset by higher royalty revenue received from a licensee.

Gross Margin

Gross margin for the three months ended September 25, 2010 decreased by $7.4 million compared to the three months ended September 26, 2009 primarily as a result of the decrease in net revenues. Gross margin as a percentage of net revenue decreased to 63% for the three months ended September 25, 2010 from 68% for the three months ended September 26, 2009. This decrease was primarily due to lower licensing revenue in our Corporate segment and lower sample volume in our Lab Services segment, partially offset by increased royalties in our Products and Corporate segments and changes in product mix in our Products segment.

Operating Expenses

SG&A expenses decreased by $2.0 million for the three months ended September 25, 2010 compared to the prior year quarter, primarily due to a $1.2 million decrease in allowance for doubtful accounts expense in our Lab Services segment, reductions in our billing and collection costs in our Lab Services segment and decreased facility-related and outside services costs in our Corporate segment, partially offset by increased costs associated with the expansion of our sales infrastructure in our Lab Services segment and increased legal costs in our Lab Services segment.

The amortization of purchased intangible assets for the three months ended September 25, 2010 and September 26, 2009 related to our acquisitions of BHL and Atria Genetics, Inc. (Atria) in 2007.

A charge of $1.0 million was recorded in employee-related charges, asset impairments and other in our Corporate segment for the three months ended September 25, 2010. This charge related to severance-related costs associated with the restructuring program that we announced in November 2010. A charge of $3.7 million was recorded in employee-related charges, asset impairments and other expenses for the three months ended September 26, 2009. The charge included $3.2 million related to the restructuring program that we announced in July 2009 and $0.5 million related to tax obligations associated with the split-off from Applied Biosystems (now Life Technologies) in July 2008. The restructuring charge included severance-related costs of $2.6 million, of which $1.5 million related to our Lab Services segment, $0.5 million related to our Products segment and $0.6 million related to our Corporate segment. In addition, property-related costs of $0.6 million were recorded in our Lab Services segment.

We received a cash payment of $0.8 million during the three months ended September 25, 2010 related to the settlement with HDL, which we recorded in our Lab Services segment. Remaining cash payments of $3.9 million are expected to be made through 2011. The settlement agreement also provides for HDL to pay BHL an additional amount in 2011 based on samples HDL receives during 2010 from an agreed upon set of healthcare providers. We recorded a charge of $1.0 million in our Products segment for the three months ended September 26, 2009 related to the expected outcome of certain legal proceedings, which have now been settled.

Operating Income (Loss)

Our Lab Services segment had an operating loss of $1.0 million for the three months ended September 25, 2010 compared to $1.5 million for the three months ended September 26, 2009. This was primarily due to decreased allowance for doubtful accounts and employee-related charges, asset impairments and other expenses and proceeds from the HDL legal settlement, partially offset by lower revenues, and increased legal costs. These changes are further described above.

Our Products segment had operating income of $1.6 million for the three months ended September 25, 2010 compared to $0.4 million for the three months ended September 26, 2009. This change was primarily due to the legal settlement charge recorded in 2009 and a decrease in employee-related charges, asset impairments and other expenses, partially offset by a decrease in gross margin, as described above.

Our Corporate segment had an operating loss of $10.2 million for the three months ended September 25, 2010 compared to $7.7 million for the three months ended September 26, 2009. This change was primarily due to a decrease in gross margin, partially offset by lower SG&A expenses and employee-related charges, asset impairments and other expenses, as described above.

Interest Income, Net

Interest income, net for the three months ended September 25, 2010 decreased compared with the prior year quarter primarily due to lower interest rates. Interest income, net for the three months ended September 25, 2010 and the three months ended September 26, 2009 included $0.2 million related to a long-term receivable from Abbott.

Provision for Income Taxes

The tax provision of $0.1 million for the three months ended September 25, 2010 was primarily due to an increase in the deferred tax liability associated with the acquisition of Atria in 2007.

Nine Months Ended September 25, 2010 Compared to Nine Months Ended September 26, 2009

The following discussion and analysis relates to our results of operations for the nine months ended September 25, 2010 and September 26, 2009. The selected financial information contained in the table below should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes.

	Nine Months Ended
(Dollar amounts in millions)	September 25, 2010	September 26, 2009	% Change
Net revenues	$95.5	$127.1	(25%)
Cost of sales	35.3	40.1	(12%)

Gross margin	60.2	87.0	(31%)
Selling, general and administrative	66.2	89.0	(26%)
Research and development	19.1	21.3	(10%)
Amortization of purchased intangible assets	7.7	7.7	—
Employee-related charges, asset impairments and other	1.2	4.3	(72%)
Legal and insurance settlements	(3.6)	1.0	(460%)
Impairment of intangible assets	—	15.7	(100%)

Operating loss	(30.4)	(52.0)	(42%)
Interest income, net	3.6	5.2	(31%)

Loss before income taxes	(26.8)	(46.8)	(43%)
(Provision) benefit for income taxes	(0.3)	6.3	(105%)

Net loss	$(27.1)	$(40.5)	(33%)

The following table summarizes the components of our net revenues from external customers by segment:

	Nine Months Ended
(Dollar amounts in millions)	September 25, 2010	September 26, 2009	% Change
Lab Services	$57.5	$77.9	(26%)
Products	29.9	30.1	(1%)
Corporate	8.1	19.1	(58%)

Net revenues	$95.5	$127.1	(25%)

The following table summarizes our operating (loss) income by segment:

	Nine Months Ended
(Dollar amounts in millions)	September 25, 2010	September 26, 2009	% Change
Lab Services	$(5.9)	$(17.5)	(66%)
Products	5.8	2.2	164%
Corporate	(30.3)	(36.7)	(17%)

Operating loss	$(30.4)	$(52.0)	(42%)

Revenues

Revenues for our Lab Services segment for the nine months ended September 25, 2010 decreased $20.4 million compared to the nine months ended September 26, 2009. The decrease was primarily due to lower sample volume, which declined approximately 24% year over year. Sample volumes were adversely impacted by healthcare industry and competitive pressures, including the loss of business from accounts serviced by former BHL sales representatives identified in the now-settled litigation with a competitor and others (refer to Part II, Item 1, Legal Proceedings) and changes to BHL’s business that were implemented in the second half of 2009.

During the three months ended September 25, 2010, we determined that a significant number of orders received from healthcare providers for additional testing performed on samples previously received and processed by BHL may not have supported payor requirements for amounts billed to, and reimbursements received from, federal healthcare programs and certain other payors. As a result, we recorded a net reduction to revenue in our Lab Services segment of $0.4 million for the nine months ended September 25, 2010. Refer to Note 13 of our unaudited condensed consolidated financial statements.

Revenues for our Products segment for the nine months ended September 25, 2010 decreased $0.2 million compared to the nine months ended September 26, 2009 primarily as a result of lower sales of Celera manufactured products distributed by Abbott, partially offset by increased royalties from sales of RealTimeTM assays used on the m2000TM system.

Corporate revenues, which primarily consist of royalties, licenses and milestones, decreased $11.0 million for the nine months ended September 25, 2010 compared to the nine months ended September 26, 2009. The decrease was due primarily to lower licensing revenue, including the completion of payments from three licensees in the first quarter of 2010, partially offset by higher royalty revenue received from a licensee.

Gross Margin

Gross margin for the nine months ended September 25, 2010 decreased $26.8 million compared to the nine months ended September 26, 2009 primarily as a result of the decrease in net revenues. Gross margin as a percentage of net revenue decreased to 63% for the nine months ended September 25, 2010 from 68% for the nine months ended September 26, 2009, primarily as a result of lower sample volume in our Lab Services segment and a reduction in license revenue in our Corporate segment, partially offset by increased royalties and changes in product mix in our Products segment.

Operating Expenses

SG&A expenses decreased by $22.8 million for the nine months ended September 25, 2010 compared to the prior year period, primarily due to a $23.1 million decrease in allowance for doubtful accounts expense for our Lab Services segment, savings from our 2009 restructuring programs, primarily in our Lab Services segment, and reductions in billing and collection costs in our Lab Services segment, partially offset by increased costs associated with the expansion of our sales infrastructure in our Lab Services segment and increased legal costs in our Lab Services and Corporate segments. The allowance for doubtful accounts expense for the nine months ended September 26, 2009 was primarily due to a provision for accounts receivable over 360 days outstanding and tests that had been denied for reimbursement.

Research and development expenses decreased by $2.2 million for the nine months ended September 25, 2010 compared to the prior year period primarily as a result of the completion of certain discovery research and development projects and lower associated employee-related costs in our Corporate and Products segments.

The amortization of purchased intangible assets for the nine months ended September 25, 2010 and September 26, 2009 related to our acquisitions of BHL and Atria in 2007.

For the nine months ended September 25, 2010, we recorded a net charge of $1.2 million in employee-related charges, asset impairments and other. This included a charge of $1.0 million related to severance costs associated with the restructuring program that we announced in November 2010, and a charge of $0.4 million for additional lease expenses related to a facility previously used by Paracel, Inc., a business we acquired in 2000 and closed in 2005. These charges were recorded in our Corporate segment. Also for the nine months ended September 25, 2010, we recorded the reversal of a previously established accrual of $0.2 million in employee-related charges, asset impairments and other. The reversal, which was primarily recorded in our Lab Services segment, related to severance and related costs associated with our 2009 restructuring activities.

A charge of $4.3 million was recorded in employee-related charges, asset impairments and other expenses for the nine months ended September 26, 2009 primarily related to our July 2009 restructuring program. Costs associated with the restructuring program included severance-related costs of $2.6 million, of which $1.5 million related to our Lab Services segment, $0.5 million related to our Products segment and $0.6 million related to our Corporate segment. In addition, property-related costs of $0.6 million were recorded in our Lab Services segment. Our Corporate segment also included severance and related costs of $0.7 million associated with the closure of our Rockville, Maryland facility and $0.5 million related to tax costs associated with the split-off from Applied Biosystems (now Life Technologies) in July 2008. These costs were partially offset by the reversal of a previous charge of $0.1 million for certain severance-related benefits associated with employees terminated in our February 2008 restructuring action.

We received cash payments of $3.1 million during the nine months ended September 25, 2010 related to the settlement with HDL, which we recorded in our Lab Services segment. Remaining cash payments of $3.9 million are expected to be made through 2011. The settlement agreement also provides for HDL to pay BHL an additional amount in 2011 based on samples HDL receives during 2010 from an agreed upon set of healthcare providers. We also received a $0.5 million cash insurance settlement during the nine months ended September 25, 2010, which was recorded in our Corporate segment. We recorded a charge of $1.0 million in our Products segment for the nine months ended September 26, 2009 related to the expected outcome of certain legal proceedings.

A $15.7 million non-cash charge for the impairment of intangible assets relating to the trade names of BHL and Atria was recorded in our Corporate segment for the nine months ended September 26, 2009.

Operating Income (Loss)

Our Lab Services segment had an operating loss of $5.9 million for the nine months ended September 25, 2010 compared to $17.5 million for the nine months ended September 26, 2009. This change was primarily due to decreased allowance for doubtful accounts, proceeds from the HDL legal settlement and decreased employee-related charges, asset impairments and other expenses, partially offset by lower revenues. These changes are further described above.

Our Products segment had operating income of $5.8 million for the nine months ended September 25, 2010 compared to $2.2 million for the nine months ended September 26, 2009. This change was primarily due to an increase in gross margin, the charge related to certain legal proceedings recorded for the nine months ended September 26, 2009, decreased research and development expense and decreased employee-related charges, asset impairments, and other expenses. These changes are further described above.

Our Corporate segment had an operating loss of $30.3 million for the nine months ended September 25, 2010 compared to $36.7 million for the nine months ended September 26, 2009. This change was primarily due to a $15.7 million non-cash impairment charge recorded for the nine months ended September 26, 2009 related to our indefinite lived intangible assets. Our Corporate segment’s operating loss was further impacted by decreased revenue, partially offset by lower research and development expenses, an insurance settlement, and decreased employee-related charges, asset impairments and other expenses. These changes are further described above.

Interest Income, Net

Interest income, net for the nine months ended September 25, 2010 decreased $1.6 million compared with the prior year period primarily due to lower interest rates. Interest income, net for the nine months ended September 25, 2010 and the nine months ended September 26, 2009 included $0.7 million related to a long-term receivable from Abbott.

(Provision) Benefit for Income Taxes

The tax provision of $0.3 million for the nine months ended September 25, 2010 was primarily due to an increase in the deferred tax liability associated with the acquisition of Atria in 2007.

We recorded a tax benefit of $6.3 million for the nine months ended September 26, 2009. This benefit was primarily the result of a reduction in a deferred tax liability associated with the intangible asset impairment charge referred to above, partially offset by an increase in our valuation allowance for state deferred tax assets.

Discussion of Financial Resources and Liquidity

We had cash, cash equivalents and short-term investments of $315.8 million at September 25, 2010 and $326.4 million at December 26, 2009. We believe that existing funds are adequate to satisfy our normal operating cash flow needs and planned capital expenditures for at least the next twelve months.

The following table summarizes the components of our financial resources at September 25, 2010 and December 26, 2009:

(Dollar amounts in millions)	At September 25, 2010	At December 26, 2009
Cash and cash equivalents	$36.1	$56.2
Short-term investments	279.7	270.2

Total cash, cash equivalents and short-term investments	$315.8	$326.4

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

The overall decrease of cash, cash equivalents and short-term investments of $10.6 million for the nine months ended September 25, 2010 was due to cash used by operations, excluding the amortization of premium on the purchase of investments, of $7.8 million, additions to property, plant and equipment of $2.7 million, taxes withheld and paid on the vesting of restricted stock of $0.6 million and the purchase of intangible assets of $0.3 million, partially offset by a net increase of $0.8 million in the value of securities within our short-term investments portfolio.

Net cash flows for the nine months ended September 25, 2010 and September 26, 2009 were as follows:

	Nine Months Ended
(Dollar amounts in millions)	September 25, 2010	September 26, 2009
Net cash (used) provided by operating activities	$(5.6)	$3.5
Net cash used by investing activities	(13.9)	(9.0)
Net cash (used) provided by financing activities	(0.6)	7.2

Net change in cash and cash equivalents	$(20.1)	$1.7

Operating Activities

For the nine months ended September 25, 2010, net cash used by operating activities of $5.6 million consisted of income-related cash outflow of $4.3 million and changes in operating assets and liabilities of $1.3 million. Income-related cash flow represents the net loss for the period adjusted for non-cash charges related to depreciation and amortization, impairment of intangible assets, allowance for doubtful accounts, employee-related charges, asset impairments and other, share-based compensation, deferred income taxes, non-cash interest income, loss on disposal of assets and amortization of premium on purchase of investments.

The changes in operating assets and liabilities for the nine months ended September 25, 2010 were due to a decrease of $3.6 million in accounts payable and other liabilities caused primarily by the timing of payments and the payment of a previously accrued legal settlement, and an increase in inventories in our Products segment of $2.0 million, partially offset by a decrease of $3.6 million in accounts receivable due primarily to collections in all of our segments and a decrease of $0.7 million in prepaid expenses and other assets caused primarily by a decrease in prepaid insurance and a reduction of non-trade receivables. Accounts payable at September 25, 2010 included a refund of $2.3 million that we expect to make to federal healthcare programs and certain other payors. Refer to Note 13 of our unaudited condensed consolidated financial statements.

For the nine months ended September 26, 2009, net cash provided by operating activities of $3.5 million consisted of income-related cash inflow of $14.6 million, offset by changes in operating assets and liabilities of $11.1 million.

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

Investing Activities

For the nine months ended September 25, 2010, net cash used by investing activities of $13.9 million was due to the purchase of available-for-sale investments exceeding the proceeds from the maturities and sale of available-for-sale investments by $10.9 million, additions to property, plant and equipment, net of $2.7 million, and the purchase of product related software licenses of $0.3 million. Additions to property, plant and equipment included $1.9 million for the purchase of machinery and equipment, $0.5 million for leasehold improvements and $0.3 million for the purchase of software licenses.

The net cash used by investing activities of $9.0 million for the nine months ended September 26, 2009 was caused by the purchase of intangible assets of $10.7 million, including $10.3 million for the acquisition of patent licenses from deCODE genetics, Inc. and Perlegen Sciences, Inc., and additions to property, plant and equipment of $3.0 million, net of disposal proceeds of $0.4 million. Additions to property, plant and equipment included $1.3 million for leasehold improvements, $1.8 million for the purchase of machinery and equipment and $0.3 million for the purchase of software licenses. This was partially offset by proceeds from the maturity and sale of available-for-sale investments exceeding the purchases of available-for-sale investments by $4.7 million.

Financing Activities

The net cash used by financing activities of $0.6 million for the nine months ended September 25, 2010 related to payments made to satisfy tax obligations on the vesting of restricted stock, partially offset by the proceeds from the exercise of stock options. For the nine months ended September 26, 2009, the net cash provided by financing activities of $7.2 million related primarily to proceeds from the exercise of stock options, partially offset by taxes withheld and paid on the vesting of restricted stock.

Off-Balance Sheet Arrangements

An off-balance sheet arrangement includes any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which we would have: (1) retained a contingent interest in transferred assets; (2) an obligation under derivative instruments classified as equity; (3) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing, hedging or research and development services with us; or (4) made guarantees.

At September 25, 2010 and September 26, 2009, we had no off-balance sheet arrangements.

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

We manage our interest rate risk by maintaining an investment portfolio generally consisting of debt instruments of high credit quality and relatively short maturities. As of September 25, 2010, our cash, cash equivalents and short-term investments were invested in a diversified, liquid portfolio of corporate bonds, treasury and agency securities, as well as asset-backed securities and money market instruments.

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

We do not hedge our equity positions in other companies or our short-term investments. Our exposure on these instruments is limited to changes in quoted market prices. For marketable equity securities, a reasonably possible decline in market prices of approximately 10% in the near term would result in a decrease in their fair value of $0.8 million.

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

As of September 25, 2010, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 25, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Securities Litigation

On March 16, 2010, the parties to a class action lawsuit brought on behalf of purchasers of PE Corporation Celera Genomics Group tracking stock in a follow-on public offering conducted in February 2000 entered into a Stipulation and Agreement of Settlement (the “Settlement Agreement”). On July 15, 2010, a fairness hearing was held and the Settlement Agreement was approved by the U.S. District Court for the District of Connecticut. The Settlement Agreement provides for a settlement in the aggregate amount of $11.0 million, which amount was funded entirely by Life Technologies Corporation’s (as successor to PE Corporation) insurance carrier. Under the terms of our separation agreement with Life Technologies, we agreed to indemnify Life Technologies for liabilities resulting from the class action lawsuit described above to the extent not covered by Life Technologies’ insurance.

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

National Institutes of Health

On May 15, 2008, we received a letter from the National Institutes of Health, or NIH, following up on previous correspondence and discussions and requesting that we enter into a license agreement with the NIH for its U.S. Patent No. 5,252,477 in connection with our ViroSeq®TM HIV-1 Genotyping System, and that we pay royalties in respect of all of our past sales of this product (which NIH alleged to be approximately $1.9 million), and in respect of future sales of this product. Although we have had discussions with the NIH on this matter, we continue to believe that the NIH’s patent is not applicable to our ViroSeq HIV-1 Genotyping System and that the NIH is not entitled to any royalties from the sale of this product. The relevant patent expired in October 2010.

ITEM 1A.	Risk Factors

The following information sets forth risks that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time. The risk factors set forth below include all changes to, and supersede, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 26, 2009 and in Part II, Item 1A of our subsequent Quarterly Reports on Form 10-Q.

Our net revenues will be negatively affected if third-party payors decide that our products or services are not approved for reimbursement or if healthcare providers do not accept our diagnostic products as clinically useful.

Our revenues are highly dependent on our clinical laboratory tests and diagnostic products being approved for reimbursement by Medicare and other government healthcare programs, as well as private insurance companies and managed care organizations, commonly referred to, collectively, as “third-party payors.” We have experienced denials of reimbursement from certain payors in some territories. Third party payors may deny clinical laboratory tests and diagnostic products for reimbursement if they determine that these tests and products are not medically necessary or otherwise not approved for reimbursement under standards independently established by these third-party payors, which may take into consideration factors such as the investigational nature of a particular test or product, or whether less expensive alternatives are available. Each third-party payor makes its own decision as to whether a given diagnostic test is medically necessary and worthy of payment. If Medicare or any other third-party payor determines that any one or more of our clinical laboratory tests are not medically necessary or are not otherwise suitable for reimbursement, healthcare providers may be reluctant to prescribe these tests. Similarly, if the use of our diagnostic products is not approved for reimbursement, purchasers of any one or more of these products could decrease or eliminate their orders of these products. Any change by one or more third-party payors with regard to their existing reimbursement practices could impact the tests and products we offer, the revenue received on each of the tests and products we sell and harm our operating results and financial condition.

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

Third-party payors have increased their efforts to control the cost, utilization and delivery of healthcare services. From time to time, Congress has considered and implemented changes in the Medicare fee schedules in conjunction with budgetary legislation. A five-year moratorium on changes to the Medicare clinical laboratory fee schedule ended on December 31, 2008. The Medicare clinical laboratory rates were increased approximately 4.5% as of January 1, 2009, decreased by approximately 1.9% as of January 1, 2010 and are expected to decrease further in 2011. Reductions in the reimbursement rates of other third-party payors have also occurred and may occur in the future. In the past, these reimbursement rate changes have resulted in reduced prices, added costs and decreased test utilization for the clinical laboratory industry and future rate reductions could have a similar impact on the industry. If the payment amount we receive for our clinical laboratory testing services is further reduced, it could harm our operating results and financial condition. Also, if clinical laboratories that purchase our diagnostic products receive reduced payment for their testing services, the reduced payments may cause them to seek lower pricing for our diagnostic products, which could, in turn, harm our operating results and financial condition.

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

The full transition to Palmetto GBA occurred effective September 2, 2008. The MAC stated methodology for consolidation and transition of Local Coverage Determinations, or LCDs, was based on the principal of “least restrictive.” A new LCD related to some of our diagnostic services was introduced as a result of the consolidation process and later retired. New LCDs may result in reductions to, delays in, or denials for, reimbursement for the services we offer.

The clinical laboratory fee schedule sets the maximum amount payable under Medicare for each specific laboratory test, identified by its Current Procedural Terminology (CPT) code. We bill the Medicare fee-for-service program directly and must accept no more than the scheduled amount as payment in full for covered tests performed on behalf of Medicare fee-for-service beneficiaries. Under current law, those services reimbursed under the clinical laboratory fee schedule generally do not result in coinsurance amounts payable by Medicare beneficiaries. In the current economic environment, there is no certainty that these rates will remain at these reimbursement levels for clinical laboratory tests and rates are expected to decrease in 2011.

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

For the nine months ended September 25, 2010, our allowance for doubtful accounts charge was $4.6 million. Any failure to collect receivables, or a deterioration in our receivables, will harm our operating results and financial condition.

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

Our ability to compete depends, in part, on our ability to protect our proprietary discoveries and technologies through obtaining and enforcing intellectual property rights, including patent rights, copyrights, trade secrets, and trademarks, and operating without infringing the intellectual property rights of others. Our ability to obtain patent protection for the inventions we make, including those relating to novel methods of diagnosing and/or treating diseases, is uncertain. The patentability of these and other types of biotechnology inventions involves complex factual, scientific, and legal questions. As a result, it is difficult to predict whether patents will issue or the breadth of claims that will be allowed in biotechnology patents. This may be particularly true with regard to the patenting of gene sequences, gene functions, genetic variations and methods of diagnosis of disease based on genetic variations. These types of gene patents have recently been invalidated in a lawsuit filed by public interest groups. In connection with the appeal of that lawsuit, the U.S Department of Justice has recently filed a brief with the court in which it advocates that isolated, unmodified genes are not patentable subject matter, but human-engineered genes are patentable subject matter. Future changes in policies or laws, or interpretations of these policies or laws, relevant to the patenting of biotechnology inventions could harm our patent position in the U.S. or other countries. Opposition to the protection of these inventions in the U.S. or other countries could result in stricter standards for obtaining or enforcing biotechnology patent rights.

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

As of September 25, 2010, we had $116.3 million of goodwill on our balance sheet. This amount primarily represents the remaining excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At September 25, 2010, we also had $93.5 million of intangible assets, net on our balance sheet. As a result of a combination of factors, including broad economic pressures, and the effects of changing business conditions, an interim impairment review for goodwill and long-lived assets was triggered during 2009, resulting in a charge of $15.7 million. Our stock price is a significant factor in assessing our fair value for purposes of the goodwill impairment assessment. If our market capitalization remains below our carrying value for a sustained period, we may determine that our long-lived assets are further impaired. Valuation of our long-lived assets requires us to make assumptions about future sales prices and sales volumes for our products. These and other assumptions are used to forecast future cash flows. If actual market conditions differ or our forecasts change, we may be required to assess long-lived assets and could record an additional impairment charge. If we are required to record an additional impairment charge relating to goodwill or long-lived assets, such charges could harm our business, financial condition and results of operations.

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

Our clinical laboratory testing services are subject to federal and state anti-kickback and anti-referral laws and other complex regulations.

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

Based on our analysis of publicly-disclosed government settlements and public announcements by various government officials, we believe the federal officials responsible for administering and enforcing the healthcare laws and regulations have made a priority of eliminating healthcare fraud. While we seek to conduct our business in compliance with all applicable laws and regulations, many of the laws and regulations applicable to our business, particularly those relating to billing and reimbursement of tests and those relating to relationships with physicians, hospitals and patients, are complex and contain language that has not been interpreted by courts. We must rely on our interpretation of these laws and regulations based on the advice of our counsel, and regulatory or law enforcement authorities may not agree with our interpretation of these laws and regulations and may seek to enforce legal remedies or penalties against us for violations. From time to time we may need to change our operations, particularly pricing or billing practices, in response to our review of applicable regulations changing interpretations of these laws and regulations or regulatory or judicial determinations with respect to these laws and regulations. These occurrences, regardless of their outcome, could damage our reputation and harm important business relationships that we have with healthcare providers, laboratories, and others. Furthermore, if a regulatory or judicial authority finds that we have not complied with applicable laws and regulations, we would be required to refund amounts that were billed and collected in violation of such laws and regulations. In addition, we may voluntarily refund amounts that may not have support payor requirements for billing or that were alleged to have been billed and collected in violation of applicable laws and regulations. In these cases, we could suffer civil and criminal damages, fines and penalties, exclusion from participation in governmental healthcare programs and the loss of licenses, certificates and authorizations necessary to operate our business, as well as incur liabilities from third-party claims, all of which could harm our operating results and financial condition. Moreover, regardless of the outcome, if we or physicians or other third parties with whom we do business are investigated by a regulatory or law enforcement authority we could incur substantial costs, including legal fees, and our management may be required to divert a substantial amount of time to an investigation.

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

One of our primary assets is our highly skilled personnel. These personnel could leave us and thereby deprive us of the skill and knowledge essential for performance of our existing and new business. The overall level of benefits and compensation offered to employees of Celera may be less than that of our competitors. If any of our key personnel leaves, it could harm our operating results and financial condition. This is particularly true with respect to key employees leaving our employment and joining a competitor. Our Chief Financial Officer recently notified us that he would resign effective November 19, 2010. We have not yet found a replacement for this position.

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

Our scientific discoveries may not be replicated in studies by other investigators, which may negatively impact the acceptance of, or reimbursement for, our diagnostic products and testing services.

Our scientific discoveries of an association between certain genetic variants and risk for disease or drug response may not be replicated in studies by other investigators. As examples, a recent publication in the Journal of the American College of Cardiology stated that the KIF6 gene variant did not associate with coronary artery disease, or CAD, or with nonfatal myocardial infarction in a combined analysis of 19 case-control studies and was accompanied by an editorial that questioned the usefulness of KIF6 testing. Previously, a publication described a case control study (the Ottawa Heart Study) in which the KIF6 gene variant did not associate with CAD or with nonfatal myocardial infarction in subjects with CAD. In addition, a presentation and abstract at the annual meeting of the American Heart Association in 2009 claimed that KIF6 carriers were not associated with increased risk for major vascular events (MVE) or response to simvastatin in a preliminary analysis of the Heart Protection Study (HPS). Further, a recent presentation of preliminary data at the Cardiometabolic Health Congress indicated that in a low risk, primary prevention population, both carriers and noncarriers of the KIF6 gene variant received the same benefit in the JUPITER trial, suggesting that the effects of rosuvastatin may be different than those previously observed with two other statins in genetic studies of randomized clinical trials.

Non-replication might be due to a variety of reasons including: studies that are statistically under-powered to find such an association; limitations common to case-control studies, such as the absence of fatal myocardial infarctions in cases; analysis of a different clinical phenotype (such as coronary stenosis in CAD, or non-coronary vascular events in MVE) than was done in prior studies; the absence of clinical information on underlying drug use in the case control patients; statin use in the placebo arm of the HPS; and potentially different effects of different statins on KIF6 noncarriers. Reports on non-association or non-replication, and other negative press regarding our diagnostic products and testing services, whatever the cause, may negatively affect the acceptance of our diagnostic products and testing services by the medical community and customers, and reimbursement from payors, and could harm our operating results and financial condition.

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

BHL’s clinical laboratory, located in Alameda, California, is regulated by the Clinical Laboratory Improvement Amendments of 1988, or CLIA. CLIA is a federal law that regulates clinical laboratory testing performed on specimens derived from humans for the purpose of providing information for the diagnosis, prevention, or treatment of disease. CLIA is intended to ensure the quality and reliability of clinical laboratory testing in the United States. BHL’s CLIA certification requires BHL’s clinical laboratory to be inspected every other year by inspectors from the College of American Pathologists (CAP) in addition to being subject to other random inspections. BHL’s clinical laboratory is also subject to license requirements imposed by the State of California. California laws establish quality standards for day-to-day operation of the clinical laboratory, including the training and skills required of personnel and quality control. BHL’s California and New York state licenses require periodic inspections by the state laboratory licensing authorities. If a CAP or state inspector finds deficiencies, that finding could lead to the revocation or suspension of, or limitations being placed upon, BHL’s CLIA accreditation or California, New York, or other state licenses. Any revocation, suspension, or limitation of any licenses could prevent BHL from performing all or some of its clinical laboratory testing services and could harm our operating results and financial condition.

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

If these types of transactions are pursued, it may be difficult for us to complete these transactions quickly and to integrate these acquired operations efficiently into our current business operations. Any acquisitions, investments or other strategic relationships and alliances by us may ultimately harm our business and financial condition. In addition, future acquisitions may not be as successful as originally anticipated and may result in impairment charges. We have incurred these charges in recent years in relation to acquisitions. For example, since the year ended June 30, 2002 we have incurred charges for impairment of goodwill, intangibles and other assets and other charges of $30.4 million related to our acquisition of Paracel, Inc. During the years ended June 30, 2007 and 2006, we incurred charges totaling $28.8 million for severance and benefit costs and asset impairments relating to our acquisition of Axys Pharmaceuticals, Inc., and our subsequent decision to partner or sell our small molecule drug discovery and development programs. Additionally, during the second quarter of 2009, we incurred charges of $15.7 million for the impairment of trade names related to our acquisitions of BHL and Atria.

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

Our common stock issued in the split-off traded publicly for the first time following the split-off. The market price of our common stock from July 1, 2008 through September 25, 2010 has been volatile, ranging from a high of $17.56 to a low of $5.03.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

This table provides information about our purchases of Celera Corporation common stock during the three months ended September 25, 2010:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
June 27, 2010 - July 24, 2010	—	$—	—	—
July 25, 2010 - August 21, 2010	56,872	6.64	—	—
August 22, 2010 - September 25, 2010	—	—	—	—

Total	56,872	$6.64	—	—

(1)	During the three months ended September 25, 2010, we repurchased 56,872 shares of our common stock, at an average price of $6.64, to satisfy tax obligations upon the vesting of restricted stock under the 2008 Stock Incentive Plan. We may make similar repurchases in the future to satisfy employee tax obligations upon the vesting of restricted stock.

ITEM 6.	Exhibits

EXHIBIT NO.	DOCUMENT

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELERA CORPORATION

/s/ KATHY ORDOÑEZ
Name:	Kathy Ordoñez
Title:	Chief Executive Officer
Date:	November 4, 2010

/s/ UGO DEBLASI
Name:	Ugo DeBlasi
Title:	Chief Financial Officer
Date:	November 4, 2010