Form 10-K
period 2010-12-25
Celera CORP
filed 2011-03-18
CIK 1428156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 25, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 001-34116

Celera Corporation

(Exact name of registrant as specified in its charter)

Delaware	26-2028576
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1401 Harbor Bay Parkway

Alameda, CA 94502

(Address of principal executive offices, with zip code)

(510) 749-4200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

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

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 26, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $498.9 million, based on the closing price on such date of the registrant’s common stock on the NASDAQ Stock Market. Shares of common stock held by each officer and director and by each person who owns ten percent or more of the outstanding common stock have been excluded because these persons may be considered affiliates. The determination of affiliate status for purposes of this calculation is not necessarily a conclusive determination for other purposes.

As of February 25, 2011, 82,113,206 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be used by the Company in connection with its 2011 Annual Meeting of Stockholders and to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Explanatory Note

Overview of Restatement

The Board of Directors of Celera Corporation (Celera or the Company), based on the recommendation of the Audit and Finance Committee and in consultation with management, has concluded that the following previously issued consolidated financial statements must be restated and should no longer be relied upon because of accounting errors in those consolidated financial statements:

•	audited consolidated financial statements for the year ended June 30, 2008, the six months ended December 27, 2008 and the year ended December 26, 2009;

•	unaudited condensed consolidated financial statements for each quarter in the year ended December 26, 2009; and

•	unaudited condensed consolidated financial statements for the first three quarters in the year ended December 25, 2010.

Accordingly, in this Annual Report on Form 10-K, the Company:

a)	restates its Consolidated Statement of Financial Position at December 26, 2009 and its Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows for the year ended June 30, 2008, the six months ended December 27, 2008 and the year ended December 26, 2009;

b)	amends its Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) as it relates to the six months ended December 31, 2007 and December 27, 2008, the years ended December 27, 2008 and December 26, 2009, each quarter in the year ended December 26, 2009 and the first three quarters in the year ended December 25, 2010;

c)	restates its Selected Financial Data in Item 6 for the year ended June 30, 2008, the six months ended December 27, 2008, and the years ended December 27, 2008 and December 26, 2009; and

d)	restates its Unaudited Quarterly Financial Information for each quarter in the year ended December 26, 2009 and the first three quarters in the year ended December 25, 2010.

Background to the Restatement

The restated financial statements correct the following errors:

Classification of Bad Debt Expenses

As a result of applying FASB Accounting Standards Codification Topic 954, Health Care Entities (ASC 954), certain amounts that were previously included in bad debt expenses as a component of selling, general and administrative expenses, have now been correctly reflected as a reduction in revenues. The errors in classification resulted in an overstatement of consolidated revenues and of selling, general and administrative expenses. The effect of correcting these errors has been recorded in the applicable restated periods.

Recognition of Unreimbursed and Uncollectible Charges

Patient test revenues reimbursed by third-party payors are recorded based on the estimated receipts from such payors. Amounts that are determined to be unreimburseable or uncollectible are recorded as an adjustment to revenues. During the second quarter of 2009, certain Berkeley HeartLab, Inc. receivables were determined to be uncollectible. A bad debt charge for these receivables was recorded in the second quarter of 2009. The Company has subsequently determined that a portion of this charge related to prior periods. The effect of correcting this error, and the associated tax effect, has been recorded in the applicable restated periods.

Effects of the Restatement

The following table sets forth the effects of the restatement on affected items within our previously reported Consolidated Statements of Operations.

(Dollar amounts in thousands)	Nine Months Ended September 25, 2010	Year Ended December 26, 2009	Six Months Ended December 27, 2008	Year Ended June 30, 2008
Services Revenues
As originally reported	$58,162	$100,716	$59,912	$70,993
Classification of bad debt expenses	(2,243)	(22,259)	(3,421)	(3,753)
Recognition of Unreimbursed and Uncollectible Charges	—	11,978	(10,055)	(1,923)

As restated	$55,919	$90,435	$46,436	$65,317

Total Net Revenues
As originally reported	$95,468	$167,105	$93,052	$138,668
Classification of bad debt expenses	(2,243)	(22,259)	(3,421)	(3,753)
Recognition of Unreimbursed and Uncollectible Charges	—	11,978	(10,055)	(1,923)

As restated	$93,225	$156,824	$79,576	$132,992

Gross Margin
As originally reported	$60,236	$116,236	$65,564	$98,889
Classification of bad debt expenses	(2,243)	(22,259)	(3,421)	(3,753)
Recognition of Unreimbursed and Uncollectible Charges	—	11,978	(10,055)	(1,923)

As restated	$57,993	$105,955	$52,088	$93,213

Selling, General and Administrative
As originally reported	$66,212	$111,410	$52,150	$74,674
Classification of bad debt expenses	(2,243)	(22,259)	(3,421)	(3,753)
Recognition of Unreimbursed and Uncollectible Charges	—	—	—	—

As restated	$63,969	$89,151	$48,729	$70,921

Operating Loss
As originally reported	$(30,358)	$(54,633)	$(9,892)	$(29,623)
Classification of bad debt expenses	—	—	—	—
Recognition of Unreimbursed and Uncollectible Charges	—	11,978	(10,055)	(1,923)

As restated	$(30,358)	$(42,655)	$(19,947)	$(31,546)

(Provision) Benefit for Income Taxes
As originally reported	$(292)	$15,408	$1,178	$(95,576)
Classification of bad debt expenses	—	—	—	—
Recognition of Unreimbursed and Uncollectible Charges	—	(4,192)	—	—

As restated	$(292)	$11,216	$1,178	$(95,576)

Net Loss
As originally reported	$(27,069)	$(32,750)	$(13,117)	$(110,518)
Classification of bad debt expenses	—	—	—	—
Recognition of Unreimbursed and Uncollectible Charges	—	7,786	(10,055)	(1,923)

As restated	$(27,069)	$(24,964)	$(23,172)	$(112,441)

Basic and Diluted Net Loss per Share
As originally reported	$(0.33)	$(0.40)	$(0.16)	$(1.39)
Classification of bad debt expenses	—	—	—	—
Recognition of Unreimbursed and Uncollectible Charges	—	0.09	(0.13)	(0.02)

As restated	$(0.33)	$(0.31)	$(0.29)	$(1.41)

The adjustments made as a result of the restatement are also discussed in Note 3, Restatement of Previously Issued Financial Statements, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. To further review the effects of the accounting errors identified and the restatement adjustments, see Part II — Item 6 — Selected Financial Data and Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K. For a description of the control deficiencies identified by management as a result of our internal reviews, and management’s plan to remediate those deficiencies, see Part II — Item 9A — Controls and Procedures.

See Note 24, Unaudited Quarterly Financial Information, of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for the impact of these adjustments on each of the quarterly periods in the year ended December 26, 2009 and for the first three quarterly periods in the year ended December 25, 2010. Quarterly reports in the year ending December 31, 2011 will include restated consolidated financial statements for the corresponding interim periods of 2010. All amounts in this Annual Report on Form 10-K affected by the restatement adjustments reflect such amounts as restated.

The Company has not amended and does not intend to amend its previously filed Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q for the periods affected by the restatement. The information that has been previously filed or otherwise reported for these periods has been restated and is superseded by the information in this Annual Report on Form 10-K. As such, the consolidated financial statements and related financial information contained in such previously filed reports should no longer be relied upon. Nor should any earnings releases or other communications relating to the Company’s financial performance during these periods be relied upon.

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

Our prior proteomics research studied differences in proteins found in patients with and without cancer. While the findings of our genetic and proteomic studies can be used for both therapeutic and diagnostic purposes, currently our discovery work is being pursued internally solely for the purpose of developing new diagnostic products and services and supporting collaborations. Findings with therapeutic implications are being pursued externally by our collaborators.

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

Lab Services Business

BHL is focused primarily on secondary prevention — improving the treatment of individuals who have had cardiovascular events or who have been diagnosed as having cardiovascular disease or lipid or metabolic disorders. BHL provides:

•	clinical laboratory testing services that characterize and monitor cardiovascular disease risk; and

•	personalized and ongoing therapeutic compliance education.

BHL provides various proprietary and non-proprietary tests that enable a healthcare provider to establish a baseline assessment of cardiovascular disease risk status for each patient. This baseline assessment enables the treating healthcare provider to recommend a treatment plan for their patients. BHL’s testing services also help to monitor therapeutic response and disease progression relative to the initial baseline assessment, allowing healthcare providers to refine their recommended treatment programs to facilitate patient compliance and improve clinical outcomes.

BHL’s clinical laboratory testing business is regulated by the Centers for Medicare and Medicaid Services (CMS) through the Clinical Laboratory Improvements Amendments of 1988, or CLIA. The two dominant competitors to BHL in the general laboratory market are Laboratory Corporation of America, or LabCorp, and Quest Diagnostics Incorporated, or Quest. BHL’s main competitors in the lipid subclass analysis market, LipoScience, Inc., Atherotech, Inc. and Boston Heart Lab, provide their subclass analysis testing services directly to physicians as well as through distribution channels such as LabCorp and Quest. Other competitors to BHL in the cardiovascular disease testing and management market are Health Diagnostic Laboratory, Inc. and Cleveland HeartLab.

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

BHL has an exclusive license from the Regents of the University of California through the Ernest Orlando Lawrence Berkeley National Laboratory for a patent related to segmented gradient gel electrophoresis determination of LDL subclasses. Other companies offer clinical testing services using a traditional lipid panel test, “cholesterol tests” or “advanced cholesterol tests” (tests that measure the number of lipoprotein particles in a person’s blood) and generally target the primary care/lipid screening market. However, these tests are generally not considered competitive with BHL’s testing services because: (1) they do not provide the level of discrimination and quantification of lipid subclasses for both LDL and HDL that is provided by BHL’s segmented gradient gel electrophoresis testing; and (2) healthcare providers are able to use our clinical laboratory tests to monitor therapeutic response and disease progression in their patients over time.

Principal Testing Services

Most of BHL’s testing services incorporate the use of in vitro, meaning outside of the living body, diagnostic (IVD) test products cleared or approved by the U.S. Food and Drug Administration (FDA). However, BHL’s LDL-S3GGE®, HDL-S10GGE®, KIF6, LPA, ApoE, Chromosome 9p21 and Cytochrome 2C19 tests are based on internally-developed and validated laboratory-developed tests that are not required to be FDA cleared or approved. BHL is authorized under CLIA to perform high-complexity testing. These laboratory-developed high-complexity tests may incorporate components that are manufactured by our Products business.

BHL offers approximately 40 individual clinical laboratory tests. The tests were selected because of their ability to characterize and monitor cardiovascular disease or lipid or metabolic disorders. The following five tests are unique to BHL as part of its proprietary cardiovascular disease management offerings:

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

KIF6-StatinCheckTM Genotype Test. The KIF6-StatinCheckTM Genotype test detects a variant in a gene called Kinesin-Like Protein 6, or KIF6. Research conducted by Celera and our collaborators has shown that approximately 60% of the studied populations have this gene variant and that individuals with the KIF6 variant have up to a 55% increased risk of having a cardiovascular event, such as a fatal heart attack. Studies have also demonstrated that in carriers of the risk variant, the incremental cardiovascular risk can be substantially and significantly reduced by therapy with certain statins (drugs that are available by prescription from a physician). BHL has the capability to run this test on either a whole blood sample or cheek (buccal) swab. See “Item 1A — Risk Factors — Our scientific discoveries may not be replicated in studies by other investigators, which may negatively impact the acceptance of, or reimbursement for, our diagnostic products and testing services” for more information.

LPA-AspirinCheckTM Genotype Test. The LPA-AspirinCheckTM Genotype test is a molecular laboratory developed test which detects a variant of the LPA gene known as 4399Met. Research conducted by Celera and our collaborators has shown that individuals with the LPA gene variant have approximately two-fold higher risk of cardiovascular disease events, such as heart attack and stroke compared with individuals who do not carry this gene variant. The studies have also demonstrated that in carriers of the LPA gene variant, low dose aspirin therapy substantially reduced the risk of a major cardiovascular event. Based on this research data, the LPA genotype test may help clinicians assess the benefit of aspirin therapy as compared to bleeding risk. The study populations predominantly consist of Caucasian men and women and the LPA carrier frequency in the studied populations was approximately 4%. BHL has the capability to run this test on either a whole blood sample or cheek (buccal) swab.

9p21-EarlyMICheckTM Genotype Test. BHL commenced full commercialization in April 2010 of a new molecular laboratory-developed test, called the 9p21-EarlyMICheckTM Genotype Test, to detect sequence variants within the 9p21 locus of chromosome 9. Recent research indicates that a polymorphism on chromosome 9 predicts increased risk for early onset myocardial infarction (early MI), abdominal aortic aneurysm (AAA), and MI/coronary heart disease (CHD). 9p21 carriers had up to a two-fold higher risk of early MI events than noncarriers and 9p21 carriers had up to 74% higher risk of AAA than noncarriers. Identification of 9p21 carriers may allow health care providers to take steps to characterize and reduce risk factors that may contribute to the development or progression of disease. BHL has the capability to run this test on either a whole blood sample or cheek (buccal) swab.

BHL also provides the following clinical laboratory tests:

• Apolipoprotein A1	• Hepatic Function Panel
• Apolipoprotein B	(panel tests listed below)
• Apolipoprotein E (ApoE) Genotype	• Alanine Aminotransferase (ALT)
• C-Reactive Protein (high sensitivity) (CRP-HS)	• Albumin
• Creatine Kinase	• Alkaline Phosphatase
• CYP2C19 Genotype	• Aspartate
• Fibrinogen (mass)	Aminotransferase (AST)
• Hemoglobin A1c	• Bilirubin (total)
• Homocysteine	• Bilirubin (direct)
• Insulin	• Total Protein
• LDL-Cholesterol (direct)	• Lipid Panel
• Lipoprotein (a)	(panel tests listed below)
• Lp-PLA2	• Triglycerides
• NT-proBNP	• Cholesterol (total)
• Thyroid Stimulating Hormone (TSH)	• HDL-Cholesterol
• Uric Acid	• Renal Function Panel
• Vitamin D	(panel tests listed below)
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

BHL Sales and Marketing

General. BHL has a direct sales organization focused on expanding its base of healthcare providers who use BHL clinical laboratory testing services through both direct field sales for acquiring new accounts and telesales to expand presence in existing accounts. As of December 25, 2010, BHL had approximately 113 personnel in the field, including 51 sales personnel in select high potential markets in the United States. Our largest concentration of sales personnel is in the Southeast and Texas, although we receive specimens from healthcare providers across the country.

In 2010, BHL received referrals from over 6,600 healthcare providers, processed over 220,000 samples from both new and recurring patients, and performed approximately 1.9 million tests. BHL’s top 150 referral sources represented 45% of its total sample volume in 2010. These clients are predominantly concentrated in ten states, representing areas with some of the highest incidence of cardiovascular disease in the United States. We believe we have penetrated only a small portion of the potential market for BHL’s testing services and disease management programs. As of December 25, 2010, approximately 864,000 unique patients had received BHL testing services. This compares to an estimated 81 million American adults with cardiovascular disease, including 17.6 million with coronary heart disease, according to the American Heart Association.

4myheart Program. To deliver disease management services to patients who have had BHL clinical laboratory testing services, BHL developed the 4myheart Program. This program provides sophisticated cardiovascular risk insights combined with a personalized approach to disease risk management. Clinical educators work with BHL patients to develop individualized education based on treatment regimens prescribed by the patient’s healthcare provider and results from the patient’s BHL tests. The 4myheart Program is primarily phone and web-based, as we believe these mediums lead to greater scalability, flexibility, efficiency and patient access.

BHL also operates 4myheart Centers in selected communities in the United States, where patients can meet with clinical educators in person to work toward cardiovascular risk reduction. 4myheart Centers vary in size, from around 500 square feet to 3,500 square feet, depending on the local market need and perceived opportunity. As of December 25, 2010, BHL operated 14 4myheart Centers. The number of 4myheart Centers has been reduced in recent years as BHL has concentrated on migrating its disease management service to a phone and web-based model.

Reimbursement

Our revenues are highly dependent on our clinical laboratory tests being approved for reimbursement by Medicare, as well as private insurance companies and managed care organizations, commonly referred to, collectively, as “third-party payors.”

BHL accepts assignment for Medicare patients as payment in full on covered tests. Reimbursement from third-party insurance companies varies widely, even from a single payor in a given geographic area and population. Insurance companies often follow the lead of Medicare in determining whether a clinical laboratory test is covered and reimbursable. Reimbursement rates are generally higher for non-government payors where BHL is out-of-network. For the year ended December 25, 2010, revenues from Medicare patients represented approximately 53% of the total BHL revenues.

A large portion of BHL’s clinical laboratory testing business is currently reimbursed by non-governmental third-party payors on an out-of-network, non-participating basis. This means that BHL does not have contracted reimbursement rates with these companies.

BHL also collects various co-payment, co-insurance and deductible amounts from patients. These amounts can vary greatly based upon a patient’s health plan. Additionally, certain third-party payors make reimbursement payments for BHL services to the patient rather than to BHL. In these cases, BHL has to collect both the insurer’s portion and the patient’s portion of the laboratory service fees from the patient. Collecting monies from patients is costly and time consuming.

Competition with our Lab Services Business

BHL’s clinical laboratory testing services, and its associated disease monitoring, management, and educational services compete primarily with existing, but less discriminating, diagnostic, detection and monitoring technologies and disease management service companies. In particular, many clinical reference laboratories, including LabCorp, Quest, Sonic Healthcare Limited, Mayo Medical Laboratories, and other regional laboratory companies offer clinical laboratory testing services using a traditional lipid panel test that is simpler to perform and less expensive than BHL’s more extensive and proprietary lipid fractionation and related cardiovascular biomarker tests. Lipid panel tests are widely accepted as adequate for assessing and managing risk of cardiovascular disease. We believe that BHL’s lipid fractionation and related cardiovascular biomarker tests are superior to traditional lipid panel tests because traditional lipid panel tests do not provide the level of discrimination and quantification of lipid subclasses for both LDL and HDL that is provided by BHL’s segmented gradient gel electrophoresis testing. We believe BHL is a leading provider of lipoprotein subclass analyses. Other companies, including Atherotech, Inc., Boston Heart Lab and LipoScience, Inc., currently provide alternative methods for lipoprotein subclass analysis using different technologies than BHL’s testing services. Other competitors to BHL in the cardiovascular disease testing and management market are Health Diagnostic Laboratory, Inc. and Cleveland HeartLab.

We seek to expand BHL’s service offerings to provide greater characterization of risk and associated therapeutic response. We also seek to distinguish BHL’s services by supplementing clinical laboratory testing services with additional disease monitoring, management, and educational services that include patient education programs with respect to nutrition, exercise, stress reduction, and medication compliance, and providing proprietary genetic testing.

Products Business

Through our Products business unit, we develop and manufacture molecular diagnostic products that facilitate disease detection, prediction of disease predisposition, monitoring of disease progression and disease severity, and determination of patient responsiveness to treatments. These products include IVD test kits, which may be labeled for use in diagnosing specific diseases or other conditions, as well as products referred to as analyte specific reagents, or ASRs, which may be used by appropriately-licensed clinical laboratories in the U.S. for clinical laboratory testing after they independently establish the performance characteristics of the reagents but which may not be labeled by us for use in diagnosing any specific disease or condition. We also provide various general purpose reagents, or GPRs, and some reagents that are used for research purposes.

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

In December 2008, the strategic alliance with Abbott was terminated effective October 1, 2008, and the parties entered into a distribution agreement and a royalty agreement. Under the terms of the distribution agreement, Abbott is now the exclusive distributor for a specified group of our diagnostic products. The distribution agreement expires on October 1, 2013 and will renew automatically for two successive 24-month periods unless a party gives advance notice of termination. Either party may terminate the distribution agreement if the other party becomes insolvent or materially breaches the terms of the agreement. Under the terms of the royalty agreement, we receive single-digit percentage royalties on the sale by Abbott of m2000 reagents, instruments, service and related consumables, which royalty rates gradually decline after 2012 until the expiration of the agreement on October 1, 2017. Under the terms of the royalty agreement, Abbott receives low single-digit percentage royalties on the sale of certain Celera genetic products. Either party may terminate the royalty agreement if the other party becomes insolvent or materially breaches the terms of the agreement. For more information, see Note 21 to our consolidated financial statements in this Annual Report on Form 10-K.

We currently manufacture six product categories that are sold through the distribution agreement with Abbott: our IVD cleared (FDA and CE-marked) ViroSeq® HIV-1 Genotyping System for the HIV-1 Reverse Transcriptase and Protease genes, and a research use only (RUO) genotyping product for the HIV-1 Integrase gene; IVD cleared (FDA and CE-marked) products that are used for the detection of mutations in the CFTR gene, which cause cystic fibrosis; ASR and GPR products for the detection of mutations in the FMR-1 gene, which cause Fragile X Syndrome; ASR and GPR products for the detection of mutations in genes known to be involved in deep vein thrombosis; ASR, GPR, RUO and CE-marked products for the sequencing of the HLA class I and class II loci; and RUO products for the detection of chimerism, that are used in the detection of mixed cell populations.

We also have a separate distribution agreement with Abbott to distribute our CE-marked KIF6 Genotyping Assay on the m2000TM system.

Revenues from our relationship with Abbott represented 31% of our total revenue for the year ended December 25, 2010 and 26%, 27% and 24% of our total revenue for the year ended December 26, 2009, the six months ended December 27, 2008 and the year ended June 30, 2008, respectively.

The description of our ASR and other reagent products below is for general information purposes only, and in particular, the description of the potential uses of these products is not intended to constitute a claim regarding the performance or analytical characteristics of these products that would be restricted under applicable laws and regulations.

Products Sold Under the Abbott Distribution Agreements

ViroSeq® HIV-1 Genotyping System. The genome of the human immunodeficiency virus, commonly known as HIV, undergoes mutations in an infected patient, especially in response to anti-viral drug treatment. Some of the mutations have been shown to render the virus resistant to the action of some drugs, thereby diminishing the effectiveness of the treatment. Therefore, the detection of mutations in HIV that correlate with drug resistance provides useful information to healthcare providers in personalizing disease management by monitoring the course of treatment and selecting the most effective regimen for each individual HIV-infected patient.

Our ViroSeq® HIV-1 Genotyping System was developed as an aid to healthcare providers in monitoring and treating HIV-1 infection. HIV-1 is the most prevalent strain of HIV. The testing system was designed to detect specific mutations in the HIV-1 Reverse Transcriptase and Protease genes that correlate with drug resistance from a human blood sample. The product includes reagents for identifying key mutations of the HIV-1 genome designed for use on a Life Technologies automated DNA sequencing instrument in conjunction with our ViroSeq® HIV-1 Genotyping System Software. The ViroSeq® HIV-1 Genotyping System can be used to test for resistance to up to 20 drugs used to treat HIV-1 infected patients. We recently introduced a RUO product for detection of specific mutations in the HIV-1 Integrase gene along with RUO software to analyze these mutations for clinical research studies.

We have received 510(k) clearance from the FDA authorizing the marketing of the ViroSeq® HIV-1 Genotyping System for use on six Life Technologies genetic analysis instruments in the U.S. and have received CE mark registration of the system authorizing the marketing of the system in the European Union, or EU, and other countries that recognize the CE mark for use on four Life Technologies genetic analysis instruments.

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

Human Leukocyte Antigen (HLA) Sequencing-based Typing Products. In October 2007, we acquired substantially all of the assets of Atria Genetics Inc., a company based in South San Francisco, California. Celera manufactures ASRs and CE-marked products based on products from the acquisition of Atria Genetics for defining high resolution human leukocyte antigens, or HLA, and which detect specific DNA sequences in several HLA genes that are known to be involved in transplantation rejection, and thus provide useful information about the likelihood of transplant rejection by a recipient. The HLA-typing products include CE-marked diagnostic test kits sold in the EU and ASRs sold in the U.S and interpretative software obtained through a licensing agreement with Conexio Genomics PTY LTD. Appropriately licensed clinical laboratories in the U.S. can use these ASRs, provided they first independently establish the performance characteristics of any test they develop using the ASRs. For more information about the regulation of these products, see below in this section under the heading “Governmental Regulation of Diagnostic Products and Testing Services.”

Chimerism RUO Reagents. We have developed reagents that allow the identification of specific markers for individual cellular genotypes. These reagents can be used to detect contamination in cell lines or in research studies monitoring effectiveness of transplantation. By characterizing 34 genetic markers, a small subset can be identified that uniquely characterizes any particular cell genotype, and differentiates it from a second particular cell genotype with 98% certainty. After the marker subsets are identified, it is possible to detect each cellular genotype in a mixture of cells. Depending on the amount of cellular DNA tested, it is possible to detect as little as 0.01% of a minor cell type in a mixture.

KIF6 Genotyping Assay. The CE-marked KIF6 Genotyping Assay kit provides the reagents needed to detect a variant in a gene called Kinesin-Like Protein 6, or KIF6. Research conducted by Celera and our collaborators has shown that approximately 60% of the studied populations have this gene variant and that individuals with the KIF6 variant have up to a 55% increased risk of having a cardiovascular event, such as a heart attack. Studies have also demonstrated that in carriers of the risk variant, the incremental cardiovascular risk can be substantially and significantly reduced by therapy with certain statins (drugs that are available by prescription from a physician). Abbott has exclusive distribution rights to market this kit for use on the m2000™ instrument platform in the European Union and all geographies that recognize the CE-marked product.

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

Competition with our Products Business

Our Products business competes with companies in the U.S. and abroad that are engaged in the development and commercialization of molecular diagnostic products. We believe that the market leader for these products is F. Hoffmann-La Roche, Ltd. Companies with significant market share that compete with the Products business include Gen-Probe Incorporated, Becton Dickinson and Company, Qiagen N.V. (Qiagen), Cepheid and Siemens Medical Solutions Diagnostics. There are also many smaller competitors that offer molecular diagnostic products and services.

These companies may develop products or services that are competitive with, and could be more effective and/or cost-effective than, the diagnostic products offered by us or our collaborators or licensees, such as ASRs or diagnostic test kits that perform the same or similar purposes as our or our collaborators’ or licensees’ diagnostic products. Also, clinical laboratories may offer testing services that are competitive with the diagnostic products sold by us or our collaborators or licensees. For example, a clinical laboratory can use either reagents purchased from manufacturers other than us, or their own internally developed reagents, to provide diagnostic testing services. In this manner, clinical laboratories could offer testing services for a particular disease as an alternative to purchasing diagnostic products sold by us or our distributors or licensees for use in their testing of the same disease. The testing services offered by clinical laboratories may be easier and more cost-effective to develop and market than test kits developed by us or our collaborators or licensees because the testing services are not subject to the same clinical validation requirements that are applicable to the FDA cleared or approved diagnostic test kits.

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

Intellectual Property Licenses

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

Life Technologies also granted licenses to BioRad Laboratories, Inc. (BioRad) and Qiagen under its patents relating to real-time technology in the human in vitro diagnostics field. Under our agreement with Life Technologies, revenues from these third-party licenses are shared between us and Life Technologies. We recorded $6.8 million in license fees for the year ended December 26, 2009 and a further $1.5 million in the quarter ended March 27, 2010, representing the last quarterly installment owed to us under the license agreements.

Cepheid, Bio-Rad and Qiagen make their license and royalty payments described above to Life Technologies and Life Technologies is then required to pay us our attributable share.

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

License to LabCorp

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

Small Molecule Programs

Transferred and Terminated Programs. During the year ended June 30, 2006, we discontinued our small molecule drug discovery and development programs. As a result of this decision, during the year ended June 30, 2006, we sold rights to several of these programs to other companies and terminated all other small molecule programs.

We sold three small molecule drug programs to Pharmacyclics, Inc. (Pharmacyclics). These programs, which are currently in Phase I and II clinical trials, are for the treatment of cancer and other diseases, and include programs that target histone deacetylase, or HDAC, selective HDAC enzymes, Factor VIIa, and B cell tyrosine kinases involved in immune function. If these programs meet milestones specified in the sale agreement, as amended, they will generate milestone payments to us of up to $96.3 million. Milestone payments are first payable upon initiation of a Phase III clinical trial, if any. Subsequent milestone payments may be payable upon enrollment of the last subject in a Phase III clinical trial and regulatory approval in a geographic market for a first indication and, in certain geographic markets, for a second indication, if any. The final event for which milestone payments may be payable is for cumulative net sales in a geographic market of a specified amount as to one program. We may receive additional milestone payments should Pharmacyclics grant a license to a third party for a specified program. In addition, we will be entitled to royalty payments in the mid- to high single digits based on annual sales of any drugs commercialized from the three programs, if any. During the year ended December 26, 2009 we received $1.0 million from Pharmacyclics as consideration for making certain amendments to the terms of our agreement with Pharmacyclics. Except for this payment, we have not received any milestones or royalty payments related to these programs.

We also sold two pre-clinical drug development programs to a privately held biotechnology company that is advancing these programs. Under the sale agreements, we received upfront payments totaling $3.3 million and are entitled to receive future milestone payments based on development progress and royalty payments from the sale of drugs, if any, resulting from the programs. To date, we have not received any milestones or royalty payments related to these programs.

We have no direct control over the amount and timing of resources to be devoted to these programs. The programs may never meet the specified milestones or the programs may be terminated, and therefore may never generate milestone payments. Also, even if some milestones are met, there is no assurance that these programs will result in any product sales that would generate royalty payments to us.

Merck Cathepsin K Program. We have an agreement with Merck & Co., Inc. (Merck) under which Merck has a license to our intellectual property for the development of small molecule inhibitors of cathepsin K for the treatment of osteoporosis. This agreement was entered into by a predecessor of Axys Pharmaceuticals, Inc., which we acquired in November 2001. According to the National Osteoporosis Foundation, osteoporosis is a major risk factor for bone fractures and associated disability that affects over ten million Americans, especially post-menopausal women. Under the agreement, we are entitled to receive future milestone payments based on development progress in amounts up to $11.0 million in the aggregate for each potential product under the agreement. We are also entitled to receive mid to mid-high single digit royalty payments from the sale of drugs, if any, resulting from the program. Milestone payments are first payable for each product upon validation. Subsequent milestone payments become payable upon acceptance for safety assessment, initiation of Phase I and Phase III trials, filing of an application with the FDA, and, finally, upon approval by the FDA. This drug development program entered Phase III clinical trials in September 2007 and Merck has disclosed its intent to file a New Drug Application in 2012. Since the date of the acquisition of Axys, we have received milestone payments of $3.0 million under this agreement. We do not control the development activities conducted by Merck. Merck may not successfully develop or commercialize any compounds covered by the agreement, may not obtain needed regulatory approvals, and we may not receive any further payments under this collaboration agreement.

Our small molecule program agreements will continue in effect for as long as any royalties are payable under the respective agreements. The obligation to pay royalties generally coincides with the life of the underlying patents. Each of the third parties with which we have agreements are required to use commercially reasonable efforts to develop a therapeutic product and to pay us amounts due under the terms of the agreements, including milestone and/or royalty payments, promptly after the amounts become payable. These agreements generally are terminable upon an uncured material breach of the agreement by either party. In addition, Merck may terminate its collaboration agreement with us for any reason upon advance written notice, but would lose its license from us and would not be able to commercialize any product under the license.

Research

We have a centralized research function to make discoveries for both our Products and Lab Services businesses. Each of these businesses has separate development functions; product development work is conducted in our Products business, and new service testing offerings are developed and validated in our Lab Services business.

Our ongoing research programs are currently principally focused on genetics. In conducting these activities, we use proprietary genomics discovery platforms to develop DNA-based, RNA-based and potentially protein-based diagnostic tests. Our new products and services are expected to originate from three sources: internal research and development programs, external collaborative efforts or alliances, and business and technology acquisitions.

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

Proteomics Research

Using a proprietary discovery platform, we have previously conducted proteomics research to identify and validate proteins that are associated with cancer. Through proteomics research, scientists may be able to demonstrate that a particular protein can be used as a biological point of intervention for a therapeutic product designed to affect a particular disease or medical condition. A protein that can be used in this manner is referred to as a therapeutic target. In addition, proteomics research may demonstrate that a particular protein can be used as a marker for diagnosing a disease, or for predicting disease prognosis or responsiveness to therapeutic intervention. A protein that can be used in this manner is referred to as a diagnostic marker. A diagnostic marker may be useful in an in vivo diagnostic test, for testing inside the living body, or in an in vitro diagnostic test, for testing outside the living body. Before a protein is used as a therapeutic target or diagnostic marker, it must undergo extensive validation studies involving additional complementary testing or analysis performed to confirm its biological relevance and potential medical utility. These proteins may ultimately lead to the development of therapeutic products, and also may lead to the development of diagnostic products, whether or not they result in effective therapeutic products. Our proteomics effort is currently focused on the identification of proteins in blood of individuals with lung cancer and their use in a potential confirmatory diagnostic test for distinguishing benign from malignant nodules previously detected by a low dose computerized tomography (LDCT) scan as well as their use in a potential screening test to identify high risk individuals who may benefit from a LDCT scan. Having completed the marker discovery aspect of our proteomics program in cancer at the end of 2009, we transferred the diagnostic lung cancer program initiated in our Rockville, MD facility to our Alameda facility for further validation studies and development.

We would commercialize therapeutic and diagnostic products only through out-licenses and collaborations with other companies.

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

Research and Development Expenses

Our research and development expenses totaled $25.3 million and $27.8 million for the years ended December 25, 2010 and December 26, 2009, respectively, $15.6 million for the six months ended December 27, 2008 and $40.9 million for the year ended June 30, 2008.

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

BHL’s clinical laboratory is subject to the requirements of and has been certified under CLIA. Additionally, in order to be able to accept blood specimens from patients living in the states of California, Florida, Maryland, New Jersey, New York and Pennsylvania, BHL has become licensed as a clinical laboratory in each of those states. BHL has also obtained permits to operate specimen collection stations in those states where one is required. A specimen collection station is a facility licensed for the purpose of having a phlebotomist, who is a BHL employee or contractor, collect blood specimens. Healthcare providers refer patients to BHL’s specimen collection stations where the patient’s blood specimens are collected. These collection stations then send the blood specimens to BHL’s clinical laboratory for testing.

BHL’s CLIA certification requires its clinical laboratory to be inspected every other year in addition to being subject to random CLIA inspections. BHL’s clinical laboratory in Alameda, California is also subject to license requirements imposed by the State of California. California laws establish quality standards for day-to-day operation of the clinical laboratory, including the training and skills required of personnel and quality control. BHL’s California and New York state licenses require periodic inspections by the state laboratory licensing authorities. If a CLIA or state inspector finds deficiencies, that finding could lead to the revocation or suspension of, or limitations being placed on, BHL’s CLIA accreditation or California, New York, or other state licenses. We were successfully inspected by both the Centers for Medicaid and Medicare Services and the New York State Department of Health Services during 2010. We were granted accreditation from the College of American Pathologists in February 2010, and since the Centers for Medicaid and Medicare Services have granted the College of American Pathologists deeming authority, this new accreditation satisfies future state certification requirements.

Laboratory-Developed Tests. BHL’s testing services include laboratory-developed tests (LDTs) developed, validated and performed by BHL. The FDA maintains that it has authority to regulate the development and use of LDTs as diagnostic medical devices under the Federal Food, Drug and Cosmetic Act but to date has exercised enforcement discretion over most LDTs performed by high complexity CLIA-certified laboratories. The FDA issued draft guidance on a subset of LDTs called “In-Vitro Diagnostic Multivariate Index Assays,” or IVDMIAs in 2006 and 2007. This draft guidance represented FDA’s first public discussion of its position on IVDMIAs, which generally are tests developed by a single clinical laboratory for use only in that laboratory, and which combine the values of multiple variables using an interpretation function to yield a single patient-specific result for use in the diagnosis, prevention, or treatment of diseases or other conditions. If this draft guidance becomes final and is enforced, a laboratory-developed test that meets the definition of an IVDMIA could not be used for diagnostic purposes before the laboratory receives FDA clearance or approval. We do not believe that the tests currently offered by us are IVDMIAs, as set forth in the draft guidance document, and therefore these tests would not be directly affected. However, some of our future tests could meet the definition of an IVDMIA and therefore require FDA clearance or approval. The comment period for this revised guidance document expired in October of 2007.

During a public meeting held in July 2010, FDA explained that it is no longer limiting its review to IVDMIAs, and is instead reconsidering its policy of enforcement discretion over all LDTs. In the public meeting notice, FDA cited a variety of safety concerns related to current LDTs, noting that the tests have become increasingly complex and utilized for significant medical decisions. As a result, FDA stated that it would not be issuing a final IVDMIA guidance document at this time, but rather would be considering a risk based regulatory framework for all LDTs. Following the public comment period which ended in September 2010, and further input from the laboratory industry and other interested parties, FDA is expected to issue a separate guidance document or documents on the regulation of LDTs. Thereafter, it may revisit the draft IVDMIA guidance document.

A portion of BHL’s diagnostic tests are LDTs for which it has not obtained FDA premarket clearance or approval and would therefore be directly affected by a change in the regulatory policy for LDTs.

Regulation of Diagnostic Products

In the U.S., the FDA classifies in vitro diagnostic products as “devices” and the FDA’s Center for Devices and Radiological Health and Center for Biologics Evaluation and Research regulate these products. Although some of the diagnostic products that we expect to market may not require regulatory clearance or approval, our current business strategy is to develop and market a number of products that will be classified as “devices” and therefore require clearance or approval. For us to market our in vitro diagnostic products with clinical claims in the U.S., we or our collaborators generally must first obtain clearance from the FDA under a process known as 510(k) premarket notification, or must obtain FDA approval through a more demanding premarket approval, or PMA, process.

To obtain a 510(k) premarketing clearance, which refers to Section 510(k) of the Federal Food, Drug and Cosmetic Act, or FFDCA, we or our collaborators generally must file a notice with the FDA, often with clinical data demonstrating that the device subject to the notification and its intended purpose are “substantially equivalent” to a diagnostic device that is already cleared for marketing by the FDA. The 510(k) clearance process usually takes from three to twelve months, but may take longer depending on the complexity of the device or the extent of information requested by the FDA. For example, the FDA may require further information, including additional clinical data, to make a determination regarding “substantial equivalence” to a legally marketed device. We have successfully applied for and received 510(k) clearance from the FDA authorizing the marketing of the ViroSeq® HIV-1 Genotyping System for use on six Life Technologies genetic analysis instruments in the U.S. and have received CE mark registration of the system authorizing the marketing of the system in the EU and other countries that recognize the CE mark for use on four Life Technologies genetic analysis instruments. From time to time, we may publicly refer to “special” 510(k) clearances from the FDA. A special 510(k) clearance is an alternative to the traditional 510(k) method of premarket notification. It is the least burdensome process for reporting modifications to a previously cleared diagnostic device and can be used when the modifications do not change the intended use of the previously cleared diagnostic device.

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

Numerous regulatory requirements apply to the premarket and postmarket FDA clearance or approval of a device for commercial distribution in the U.S., including: the Quality System Regulation, which requires manufacturers to follow extensive design, testing, control, documentation, and other quality assurance procedures during the product development and manufacturing process; labeling regulations; and the Medical Device Reporting regulation, which requires that the manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to reoccur.

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

Some products that we sell in the U.S., including those sold through our distribution agreement with Abbott, are referred to as analyte specific reagents, or ASRs. ASRs are a class of products defined by the FDA’s regulations which may be sold without any regulatory submission. However, ASRs must be manufactured and marketed in compliance with the requirements of the agency’s Quality System Regulation, including Good Manufacturing Practices, and must be sold in compliance with FDA regulations regarding their labeling, sale, distribution, and use. These FDA regulations are intended to ensure, among other things, that purchasers are aware that the utility and performance characteristics of ASR products have not been established, and include restrictions on the marketing, distribution, sale, and customer use of ASRs. In September 2007, the FDA, published “Guidance for Industry and FDA Staff: Commercially Distributed Analyte Specific Reagents (ASRs): Frequently Asked Questions” clarifying the FDA’s interpretation of the regulations governing the sale of ASR products. The FDA’s guidance document contains an interpretation of the ASR regulations that, we believe, represents a departure from FDA practice and policy prior to the release of the FDA’s draft guidance in September 2006, regarding products that can be characterized as ASRs. We believe that all of our current ASR products, other than our HLA products, meet the regulatory definition of an ASR, as set forth in the guidance document. Our products sold as ASRs include HLA products, Fragile X products, and deep vein thrombosis products, which include ASRs for detecting mutations in Factor V, Prothrombin (Factor II) and MTHFR. The FDA has applied “enforcement discretion” to allow us to continue to market our HLA ASRs while we proceed with a plan for submitting our HLA products for FDA clearance or approval.

In addition, distribution and sale of all in vitro diagnostic products in the EU are subject to specific regulatory requirements. Under these requirements, our in vitro diagnostic products exported to the EU must comply with the “In Vitro Diagnostics Directive” and bear the CE mark. The Directive describes criteria that must be met and steps that must be taken for in vitro diagnostic products to be qualified for sale in EU countries. The CE mark is a symbol indicating that products conform to the essential requirements of the Directive, and can be commercially distributed throughout the EU. To demonstrate compliance, for some products we are required to self-certify that the products to be marketed meet all of the applicable essential requirements, and for other products we are required to obtain a CE mark registration from a certification organization, referred to as a “Notified Body,” by providing documented evidence that the products to be marketed meet all of the applicable essential requirements. Once we have satisfied the compliance requirements, the CE mark may be affixed on the products concerned. However, to maintain use of the CE mark for some products, we will be subject to continuing review by the Notified Body, if applicable. These same requirements are applicable to Abbott and other collaborators.

We have received CE mark registration from a Notified Body for our ViroSeq® HIV-1 Genotyping System and HLA — A, B and DRB1 products, and have met the self-certifying requirements to CE mark our cystic fibrosis product, our KIF6 Genotyping Assay and other HLA products. These clearances are for the marketing of these products for use on one or more particular Life Technologies’ instruments or systems. We intend to pursue CE marking for some of our other diagnostic products. However, CE mark registration may not be granted for other diagnostic products and even if registration is obtained for any product we may not be able to maintain our compliance with the registration requirements. Our failure to meet these requirements may prevent us from generating revenue from the sale of diagnostic products in the EU and other countries that recognize the CE mark.

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

We hold three issued U.S. patents (6,379,957; 6,531,588; and 6,806,046) relating to our human immunodeficiency virus genotyping product known as ViroSeq® HIV-1 Genotyping System. These patents are currently set to expire in 2018. We also hold U.S. patents 7,799,530 and 7,781,168 relating to BHL’s KIF6 test and LPA genotype test, respectively. Corresponding foreign patent applications are pending in Europe, Canada and Japan. The U.S. patent relating to the KIF6 test will expire in 2027, if not extended. The U.S. patent relating to the LPA genotype test will expire in 2023, if not extended. We have also obtained non-exclusive licenses to a number of third party patents and patent applications covering technologies that are used in our products. The term of these licenses is generally for the life of the relevant patents.

BHL has an exclusive license from the Regents of the University of California through the Ernest Orlando Lawrence Berkeley National Laboratory for patent rights related to segmented gel electrophoresis determination of LDL subclasses. The patented technology covered by this license is used in our clinical laboratory testing service business, particularly our proprietary LDL-S3GGE® test, which is described in this section above under the heading “Principal Testing Services.” The term of the license is for the life of the patent, which expires in 2016. BHL also has U.S. patents and patent applications relating to cardiovascular risk management.

Financial Information About Industry Segments

Our operations are primarily in the U.S., and we operate through three reporting segments, a clinical laboratory testing service business (Lab Services), a products business (Products), and a segment which includes other activities under corporate management (Corporate).

Summary financial information for each of our industry segments for the years ended December 25, 2010 and December 26, 2009, the six months ended December 27, 2008 and the year ended June 30, 2008 is set out in Note 23 to our consolidated financial statements in this Annual Report on Form 10-K.

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

Employees

As of December 25, 2010, we had 490 employees, of which 288 were associated with BHL. These numbers include part-time employees based on their part-time commitment. As of December 25, 2010, none of our employees were subject to collective bargaining agreements.

On February 16, 2010, our clinical laboratory scientists (21 employees) elected to be represented by the Office & Professional Employees International Union, Local 29. We are in the process of negotiating with the union for the terms of a collective bargaining agreement.

Available Information

Our internet address is www.celera.com. We make available our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statement and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act) on or through the “Media and Investors” section of our website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. All of the filings made available on or through our website are available free of charge. We do not intend for information found on our website to be part of this document or part of any other report or filing with the SEC.

The Company has not amended and does not intend to amend its previously filed Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q for the periods affected by the restatement discussed above under “Explanatory Note.” The information that has been previously filed or otherwise reported for these periods has been restated and is superseded by the information in this Annual Report on Form 10-K. As such, the consolidated financial statements and related financial information contained in such previously filed reports should no longer be relied upon. Nor should any earnings releases or other communications relating to the Company’s financial performance during these periods be relied upon.

ITEM 1A.	RISK FACTORS

Our net revenues will be negatively affected if third-party payors decide that our products or services are not approved for reimbursement or if healthcare providers do not accept our diagnostic products as clinically useful.

Our revenues are highly dependent on our clinical laboratory tests and diagnostic products being approved for reimbursement by Medicare and other government healthcare programs, as well as private insurance companies and managed care organizations, commonly referred to, collectively, as “third-party payors.” We have experienced denials of reimbursement from certain third-party payors. Third-party payors may deny clinical laboratory tests and diagnostic products for reimbursement if they determine that these tests and products are not medically necessary or otherwise not approved for reimbursement under standards independently established by these third-party payors, which may take into consideration factors such as the investigational nature of a particular test or product, or whether less expensive alternatives are available. Each third-party payor makes its own decision as to whether a given diagnostic test is medically necessary and worthy of payment. If Medicare or any other third-party payor determines that any one or more of our clinical laboratory tests are not medically necessary or are not otherwise suitable for reimbursement, healthcare providers may be reluctant to prescribe these tests. Similarly, if the use of our diagnostic products is not approved for reimbursement, purchasers of any one or more of these products could decrease or eliminate their orders of these products. Any change by one or more third-party payors with regard to their existing reimbursement practices could impact the tests and products we offer, the revenue received on each of the tests and products we sell and harm our operating results and financial condition.

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

Third-party payors and healthcare providers may look to treatment guidelines such as the National Cholesterol Education Program’s current clinical guidelines for cholesterol testing and management that are contained in the Third Report of the Expert Panel on Detection, Evaluation, and Treatment of High Blood Cholesterol in Adults (ATP III), anticipated to be updated in 2011, in making their determinations as to the clinical utility of some of our diagnostic tests. Some of our advanced diagnostic tests are not included in the current guidelines and may not be incorporated in the future, and other existing tests may be removed, any of which could harm our operating results and financial condition.

Efforts by third-party payors, including Medicare, to reduce utilization and reimbursement rates could decrease our net revenues and profitability.

Third-party payors have increased their efforts to control the cost, utilization and delivery of healthcare services. From time to time, Congress has considered and implemented changes in the Medicare fee schedules in conjunction with budgetary legislation. The Medicare clinical laboratory rates were increased approximately 4.5% as of January 1, 2009, decreased by approximately 1.9% and 1.75% as of January 1, 2010 and January 1, 2011, respectively, and may decrease further in 2012. Reductions in the reimbursement rates of other third-party payors have also occurred and may occur in the future. In the past, these reimbursement rate changes have resulted in reduced prices, added costs and decreased test utilization for the clinical laboratory industry and future rate reductions could have a similar impact on us or the industry. If the payment amount we receive for our clinical laboratory testing services is further reduced, it could harm our operating results and financial condition. Also, if clinical laboratories that purchase our diagnostic products receive reduced payment for their testing services, the reduced payments may cause them to seek lower pricing for our diagnostic products, which could, in turn, harm our operating results and financial condition.

We expect efforts to reduce reimbursements, to impose more stringent cost controls and to reduce utilization of clinical test services will continue. These efforts, including changes in law or regulations, may harm our operating results and financial condition.

Payment and other practices by third-party payors where we are out-of-network can harm our operating results and financial condition.

A large portion of BHL’s clinical laboratory non-Medicare fee-for-service testing business is currently reimbursed by non-governmental third-party payors on an out-of-network, non-participating basis. This means that BHL does not have contracted reimbursement rates with these companies. Blue Cross/Blue Shield and its related entities are the most significant payors of our services with whom we are out-of-network. Blue Cross/Blue Shield sends payment for our services to their beneficiaries instead of us in all states where we conduct business, except for Alabama where we have secured an in-network contract. As a result of this practice, we, in turn, must then seek to collect both the non-contractual payor’s receivables and the patient’s receivables from these beneficiaries. This increases the length of time and cost it takes for us to collect a receivable and reduces the probability of collecting the full amount due. Though we have implemented programs aimed at improving our collections, there can be no assurance that these will be successful. The amounts we are required to spend to collect monies owed to us from patients are significant and harm our operating results and financial condition.

In addition, physicians with whom we do business have on occasion been contacted by non-governmental third-party payors where we are out-of-network to direct their patients to in-network providers. If these physicians switch their referral patterns to in-network providers, our operating results and financial condition may be harmed.

We may need to accept lower prices for some of our testing services in exchange for participating in provider networks.

In order to contain medical expenses, third-party payors may require BHL to become an in-network, participating provider of clinical laboratory testing services. BHL’s past practice was to be an out-of-network provider. BHL has entered into contracts with several third-party payors as an in-network, participating provider. In-network, participating reimbursement rates are usually substantially lower than those reimbursement rates currently being received by BHL for its testing services on an out-of-network basis and there is no assurance that all of BHL’s tests will be allowed by any particular third-party payor’s coverage determination policies. In addition, even if a contract is secured, third-party payors may unilaterally decrease reimbursement rates and enact negative coverage determination policies for BHL’s tests. Therefore, joining these networks could reduce BHL’s net income and harm our operating results and financial condition.

Our business is affected by macroeconomic conditions, and adverse changes in U.S. and global economic conditions have had and may continue to have an adverse effect on our business.

Various macroeconomic factors have affected, and may continue to affect, our business and the results of our operations. Slow economic activity, high unemployment and the related loss of employee-sponsored health insurance, decreased consumer confidence and other factors related to adverse market and economic conditions have and may continue to increase our business costs, cause supplier difficulties, lower our revenues and/or affect the ability of our customers to purchase and pay for our products and services. This, in turn, may harm our operating results and financial condition and cause us to record higher allowances for doubtful accounts in the future.

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

The payment amount under Medicare’s clinical laboratory fee schedule is important not only for our reimbursement from Medicare, but also because the laboratory fee schedule often establishes the payment amounts set by other third-party payors. Accordingly, a reduction in Medicare reimbursement rates pursuant to the clinical laboratory fee schedule, such as the rate reduction of approximately 1.75% as of January 1, 2011, could result in a corresponding reduction in the reimbursement rates we receive from such third-party payors. Any further reductions in reimbursement levels for our laboratory services would decrease our revenues and harm our operating results and financial condition.

Our business could be adversely impacted by healthcare reform that focuses on reducing healthcare costs and/or does not recognize the value and importance of diagnostic testing.

Government oversight of and attention to the healthcare industry in the United States is significant and may increase. In March 2010, the President signed into law The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the PPACA). The PPACA is one of the most significant health reform measures signed into law in decades. It substantially changes the way health care is financed by both governmental and private insurers, and includes payment reform, cost control and anti-fraud and abuse provisions. The PPACA includes, among other things, measures that directly impact Medicare payment for clinical laboratory tests, including changes to the annual adjustment factor for the Medicare clinical laboratory fee schedule and excise taxes on medical devices. Although the PPACA retains the existing 0.5 percent reduction to the inflation update for the clinical laboratory fee schedule for 2010, it establishes a 1.75 annual percentage point reduction in the inflation update for 2011 through 2015. This adjustment could cause the annual adjustment to the fee schedule to be below zero and harm our revenues. The PPACA also includes an additional productivity adjustment to the fee schedule’s annual inflation update that begins in 2011 and continues beyond 2015. This productivity adjustment will vary from year to year. For calendar year 2011, the Medicare payments will be adjusted by a negative 1.75 percent update factor, with no impact from the application of the productivity adjustment. Additionally, the PPACA contains a requirement that a clinical laboratory’s referral sources be enrolled in the Medicare Provider Enrollment, Chain and Ownership System (PECOS). CMS has indicated that effective July 1, 2011 it would implement changes to automatically reject claims made by providers that do not have their PECOS applications approved. Our business may be harmed if our referring physicians have not satisfied the enrollment procedures.

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

There is intense competition among healthcare, diagnostic, and biotechnology companies attempting to develop new diagnostic products. We are aware of competitors who are engaged in research and development projects that address the same diseases that we are targeting. Our Products business competes with companies in the U.S. and abroad that are engaged in the development and commercialization of products and services that provide genetic information. These companies may develop products or services that are competitive with, and could be more effective and/or cost-effective than, the diagnostic products offered by us or our collaborators or licensees, such as analyte specific reagents (ASRs), diagnostic test kits, or diagnostic testing services that perform the same or similar purposes as our or our collaborators’ or licensees’ diagnostic products. Key competitors for our leading products include Luminex Corporation and Hologic, Inc. for our cystic fibrosis products, Siemens for our ViroSeq® HIV-1 Genotyping System, F. Hoffmann-La Roche, Ltd., Siemens and Qiagen for the m2000™ system and assays, and Life Technologies for our HLA products. Also, clinical laboratories may offer testing services that are competitive with the diagnostic products sold by us or our collaborators or licensees. For example, a clinical laboratory can use either reagents purchased from manufacturers other than us, or their own internally developed reagents, to provide diagnostic testing services. In this manner, clinical laboratories could offer testing services for a particular disease as an alternative to purchasing diagnostic products sold by us or our collaborators or licensees for use in their testing of the same disease. The testing services offered by clinical laboratories may be easier and more cost-effective to develop and market than test kits developed by us or our collaborators or licensees because the testing services are not subject to the same clinical validation requirements that are applicable to the FDA cleared or approved diagnostic test kits. For example, clinical reference laboratories such as Laboratory Corporation of America Holdings, or LabCorp, and Quest Diagnostics Incorporated, or Quest, offer laboratory-developed tests that compete with our ViroSeq® HIV-1 Genotyping System.

In addition, BHL’s clinical laboratory testing services, and its associated disease monitoring, management, and educational services compete primarily with existing diagnostic, detection and monitoring technologies and disease management service companies. In particular, many clinical reference laboratories, including LabCorp, Sonic Healthcare Limited, Mayo Medical Laboratories, Quest, and other regional laboratory companies, offer clinical testing services using a traditional lipid panel test, which is simpler to perform and less expensive than BHL’s more extensive and proprietary lipid fractionation and related cardiovascular bio-marker tests, and which is widely accepted as an adequate test for assessing and managing risk of cardiovascular disease. Also, other companies, including Atherotech, Inc., LipoScience, Inc. and Boston Heart Lab Corporation currently provide alternative methods for lipoprotein subclass analysis using different technologies than BHL’s testing services. Other competitors to BHL in the cardiovascular disease testing and management market are Health Diagnostic Laboratory, Inc. and Cleveland HeartLab. Many of BHL’s actual or potential competitors have longer operating histories, better name recognition and greater financial, technical, sales, marketing, and distribution capabilities than BHL has. These competitors also may have more experience in research and development, billing and collections, regulatory matters and manufacturing. Many of these companies, particularly those selling the traditional lipid panel test, offer tests or services that have been approved for third-party reimbursement. BHL’s current or potential competitors may use, or develop in the future, technologies that are superior to, or more effective than, BHL’s, which could make BHL’s tests noncompetitive or obsolete.

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

The activities of the parties identified in our settled litigation with Health Diagnostic Laboratory have adversely affected and may continue to adversely affect BHL’s business.

In 2010, we settled litigation with Health Diagnostic Laboratory, Inc., Blue Wave Healthcare Consultants, Inc. and certain former employees of BHL. Among other things, the settlement agreement contains prohibitions on HDL and the individuals named in the litigation from performing lab testing services for healthcare providers that were BHL customers during the latter half of 2009. This restriction has recently expired. The settlement agreement also prohibited HDL, Blue Wave and the individuals named in the litigation from soliciting or hiring BHL employees for a defined period. This restriction has also recently expired. The activities of the parties identified in the litigation have adversely affected and may continue to adversely affect BHL’s business due to lost business from accounts serviced by the former sales representatives identified in the litigation and the lapse of the restrictions noted above.

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

A significant portion of our accounts receivable is owed to us by individual patients. Blue Cross/Blue Shield sends payment for our services to most of their beneficiaries instead of us in states where we conduct business, except for Alabama where we have secured an in-network contract. As a result of this practice, we, in turn, must then seek to collect both the non-contractual payor’s receivables and the patient’s receivables from these beneficiaries. In general, it is difficult to collect amounts owed to us by individuals. Changes in laws and regulations could increase the complexity and cost of our billing process. Additionally, auditing for compliance with applicable laws and regulations as well as internal compliance policies and procedures adds further cost and complexity to the billing process. Further, our billing processes and systems require significant and continuing technology and human resource investments.

Missing or incorrect information on requisitions adds complexity to and slows the billing process, creates backlogs of unbilled requisitions, and generally increases the aging of accounts receivable. Failure to timely or correctly bill may lead to our not being reimbursed for our services or an increase in the aging of our accounts receivable, which could harm our operating results and financial condition. In addition, failure to comply with applicable laws and regulations relating to billing federal healthcare programs and private third-party payors could lead to various penalties, including: exclusion from participation in the Medicare program; asset forfeitures; civil and criminal fines and penalties; and the loss of various licenses, certificates and authorizations necessary to operate our business, any of which could harm our operating results and financial condition.

The restatement of our consolidated financial statements subjects us to a number of additional risks and uncertainties, including increased costs for accounting and legal fees and the increased possibility of legal proceedings.

As discussed elsewhere in this Annual Report on Form 10-K and in Note 3 to our Consolidated Financial Statements, we determined that, because of errors identified in our previously issued consolidated financial statements for the year ended June 30, 2008, the six months ended December 27, 2008, the year ended December 26, 2009, each quarter in the year ended December 26, 2009 and the first three quarters in the year ended December 25, 2010, we should restate our previously issued consolidated financial statements, including the quarterly data for the years ended December 26, 2009 and December 25, 2010 and our selected financial data for the relevant periods. As a result of the restatement, we have become subject to a number of additional risks and uncertainties. For example, we have incurred substantial unanticipated costs for accounting and legal fees in connection with the restatement. Although the restatement is complete, we expect to continue to incur increased accounting and legal costs. In addition, as a result of the restatement, we may become subject to lawsuits or administrative proceedings. If such events occur, we may incur substantial defense costs regardless of the outcome of these actions, and insurance and indemnification may not be sufficient to cover the losses we may incur. Likewise, such events would cause a diversion of our management’s time and attention. If we do not prevail in one or more of these actions, we could be required to pay substantial damages or settlement costs, which could harm our operating results and financial condition.

Management’s determination that a material weakness exists in our internal control over financial reporting and our disclosure controls and procedures could have a material adverse impact on us.

We are required to maintain internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles. We are also required to maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. In Item 9A of this Annual Report on Form 10-K, management reports that a material weakness exists in our internal control over financial reporting, principally that the Company did not have effective controls to provide assurance as to the appropriate application of ASC 954 with respect to the classification and timely recognition of unreimbursed and uncollectible charges for services. Due to this material weakness, management concluded that the Company’s internal control over financial reporting was not effective as of December 25, 2010. Management has also concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 25, 2010 because of the material weakness in internal control over financial reporting that has been identified.

Consequently, we may be unable to report properly or timely our financial results and we may be unable to properly or timely meet our reporting obligations under the Exchange Act. We are currently in the process of remediating the material weakness we have identified. Any material weakness or unsuccessful remediation could affect investor confidence in the accuracy and completeness of our consolidated financial statements and our Exchange Act reporting. This could also materially and adversely affect our business, our strategic alternatives, our financial condition and the market value of our securities. In addition, perceptions of us among customers, lenders, investors, securities analysts and others could also be adversely affected. Our current material weakness or any weaknesses or deficiencies identified in the future could also hurt confidence in our business and the accuracy and completeness of our consolidated financial statements and Exchange Act reports, and adversely affect our ability to do business.

We can give no assurances that the measures we have taken to date, or any future measures we may take, will remediate the material weakness we have identified or that any additional material weaknesses will not arise in the future due to our failure to implement and maintain adequate internal control over financial reporting. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or ensure the fair and accurate presentation of our consolidated financial statements included in our periodic reports filed with the SEC or to ensure that the reports we file or submit under the Exchange Act are timely and accurate.

Our competitive position depends on maintaining our intellectual property protection.

Our ability to compete depends, in part, on our ability to protect our proprietary discoveries and technologies through obtaining and enforcing intellectual property rights, including patent rights, copyrights, trade secrets, and trademarks, and operating without infringing the intellectual property rights of others. Our ability to obtain patent protection for the inventions we make, including those relating to novel methods of diagnosing and/or treating diseases, is uncertain. The patentability of these and other types of biotechnology inventions involves complex factual, scientific, and legal questions. As a result, it is difficult to predict whether patents will issue or the breadth of claims that will be allowed in biotechnology patents. This may be particularly true with regard to the patenting of gene sequences, gene functions, genetic variations and methods of diagnosis of disease based on genetic variations. Certain types of gene patents have recently been invalidated in a lawsuit filed by public interest groups. Future changes in policies or laws, or interpretations of these policies or laws, relevant to the patenting of biotechnology inventions could harm our patent position in the U.S. or other countries. Opposition to the protection of these inventions in the U.S. or other countries could result in stricter standards for obtaining or enforcing biotechnology patent rights.

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

As of December 25, 2010, we had $116.3 million of goodwill on our balance sheet. This amount primarily represents the remaining excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At December 25, 2010, we also had $90.8 million of intangible assets, net on our balance sheet. As a result of a combination of factors, including broad economic pressures, and the effects of changing business conditions, an interim impairment review for goodwill and long-lived assets was triggered during 2009, resulting in a charge of $15.7 million. Our stock price is a significant factor in assessing our fair value for purposes of the goodwill impairment assessment. If our market capitalization remains below our carrying value for a sustained period, we may determine that our long-lived assets are further impaired. Valuation of our long-lived assets requires us to make assumptions including forecasted revenue and operating costs, discount rates and other variables. These and other assumptions are used to forecast future cash flows. If actual market conditions differ or our forecasts change, we may be required to assess long-lived assets and could record an additional impairment charge. If we are required to record an additional impairment charge relating to goodwill or long-lived assets, such charges could harm our business, financial condition and results of operations.

We have incurred losses since our split-off from Life Technologies, and we may never achieve or maintain profitability.

For the years ended December 25, 2010 and December 26, 2009, and for the six months ended December 27, 2008, we had net losses of $24.6 million, $25.0 million and $23.2 million, respectively. Since our split-off from Life Technologies in July 2008, we have consistently sustained operating losses. We expect to incur additional losses in the future, and we may never be profitable. Our ability to achieve profitability will depend upon numerous factors, including third-party payor reimbursement rates and practices, market acceptance of our products, macroeconomic conditions, healthcare reform, competition, and our ability to protect our intellectual property rights, among other things. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline.

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

The clinical laboratory testing industry is highly regulated and there can be no assurance that the regulatory environment in which we operate will not change significantly and adversely in the future. Areas of the regulatory environment that may affect our ability to conduct business include, without limitation:

•	federal and state laws applicable to billing and claims payment;

•	federal and state laboratory anti-mark-up laws;

•	federal and state anti-kickback laws;

•	federal and state false claims laws;

•	federal and state self-referral and financial inducement laws, including the federal physician anti-self-referral law, or the Stark Law;

•	coverage and reimbursement levels by Medicare and other governmental payors and private insurers;

•	federal and state laws governing laboratory licensing and testing, including CLIA;

•	federal and state laws governing the development, use and distribution of diagnostic medical tests known as laboratory-developed tests or “LDTs”;

•	the Health Insurance Portability and Accountability Act of 1996, or HIPAA, along with the revisions to HIPPA as a result of the HITECH Act, and analogous state laws;

•	federal, state and foreign regulation of privacy, security, electronic transactions and identity theft;

•	federal, state and local laws governing the handling and disposal of medical and hazardous waste;

•	Occupational Safety and Health Administration rules and regulations;

•	changes to laws, regulations and rules as a result of the PPACA; and

•	changes to other federal, state and local laws, regulations and rules, including tax laws.

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

Our clinical laboratory testing service business is subject to HIPAA and other laws and regulations pertaining to privacy and security.

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

Certain of our specialized diagnostic tests take advantage of the “laboratory-developed test” exception from FDA review and any changes to the FDA’s policies with respect to this exception could adversely affect our operating results and financial condition.

A number of esoteric tests that are developed and validated internally at BHL are offered as laboratory developed tests, or “LDTs.” The FDA maintains that it has authority to regulate the development and use of LDTs as diagnostic medical devices under the Federal Food, Drug and Cosmetic Act but to date has decided not to exercise its authority with respect to most LDTs performed by high complexity CLIA-certified laboratories as a matter of enforcement discretion. A portion of BHL’s diagnostic tests are LDTs for which it has not obtained FDA premarket clearance or approval. The FDA regularly considers the application of additional regulatory controls over the sale and use of ASRs and the development and use of LDTs by laboratories such as ours. Further, the FDA has been petitioned to exercise regulatory authority over certain LDTs and to initiate enforcement action against companies that make effectiveness claims about LDTs that are without sufficient analytical and clinical support. Based on recent comments, the FDA is looking at the sale and use of LDTs with heightened scrutiny and has announced its intent to modify its regulatory approach with respect to LDTs. In a meeting notice for a public meeting on LDTs held in July 2010, FDA cited a variety of safety concerns related to current LDTs, noting that the tests have become increasingly complex and utilized for significant medical decisions. As a result, FDA stated it would be considering a risk based regulatory framework for all LDTs. Following the public comment period which ended in September 2010, and further input from the laboratory industry and other interested parties, FDA is expected to issue a guidance document or documents on the regulation of LDTs. The FDA has recently sent letters to a number of companies that offer direct-to-consumer LDTs for genetic markers asking these companies to explain why they do not need FDA clearance for their products. We do not offer direct-to-consumer LDTs, however, if FDA regulation of LDTs increases or if regulation of the various medical devices used in laboratory-developed testing ensues, it would lead to an increased regulatory burden, which may prevent or hinder us from marketing current products or services and developing new products or services, and could harm our operating results and financial condition.

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

Our scientific discoveries of an association between certain genetic variants and risk for disease or drug response may not be replicated in studies by other investigators. As examples, a publication in 2010 in the Journal of the American College of Cardiology stated that the KIF6 gene variant did not associate with coronary artery disease, or CAD, or with nonfatal myocardial infarction in a combined analysis of 19 case-control studies and was accompanied by an editorial that questioned the usefulness of KIF6 testing. Previously, a publication described a case control study (the Ottawa Heart Study) in which the KIF6 gene variant did not associate with CAD or with nonfatal myocardial infarction in subjects with CAD. In addition, a presentation and abstract at the annual meeting of the American Heart Association in 2009 claimed that KIF6 carriers were not associated with increased risk for major vascular events (MVE) or response to simvastatin in a preliminary analysis of the Heart Protection Study (HPS). Further, a recent presentation of preliminary data from the JUPITER study at the Cardiometabolic Health Congress indicated that in a low risk, primary prevention population, carriers of the KIF6 variant benefitted from rosuvastatin (as has been previously reported). However, in the JUPITER study noncarriers of the KIF6 gene variant also received the same benefit, suggesting that the effects of rosuvastatin may be different than those previously observed with two other statins in genetic studies of randomized clinical trials.

Non-replication might be due to a variety of reasons including studies of different design, studies that enroll different types of patients, or studies that compare different drugs. Other reasons include: studies that are statistically under-powered to find such an association; limitations common to case-control studies, such as the absence of fatal myocardial infarctions in cases; analysis of a different clinical phenotype (such as coronary stenosis in CAD, or non-coronary vascular events in MVE) than was done in prior studies; the absence of clinical information on underlying drug use in the case control patients; statin use in the placebo arm of the HPS; and potentially different effects of different statins on KIF6 noncarriers. Reports on non-association or non-replication, and other negative press regarding our diagnostic products and testing services, whatever the cause, may negatively affect the acceptance of our diagnostic products and testing services by the medical community and customers, and could harm our operating results and financial condition.

Our business could be adversely impacted by CMS’s adoption of new coding for molecular genetic tests.

In October 2010, the American Medical Association CPT Editorial Panel approved 27 new analyte specific codes (and are considering approximately 100 additional codes in 2011) to describe several molecular genetic tests that currently require multiple CPT codes for billing purposes. The new codes could replace the current codes for payors, including Medicare, beginning January 1, 2012. Reimbursement levels for the new codes have yet to be determined. If reimbursement levels for the new codes do not recognize the value of the molecular genetic tests, our operating results and financial condition could be harmed.

Our clinical laboratory testing service business could be adversely impacted by CMS’s adoption of the new coding set for diagnoses.

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

The historical financial information we have included in this Annual Report on Form 10-K for the year ended June 30, 2008, may not reflect what our results of operations, financial position and cash flows would have been had we been an independent entity during the period. This is because, in part, the financial information reflects allocations for services provided to Celera by Life Technologies. These allocations may not reflect the costs we incur for similar or incremental services as an independent entity.

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

Commercialization of our diagnostic products is dependent on our agreements with Abbott Molecular, Inc., and we could be harmed if Abbott or other distributors fail to perform under or terminate their agreements with us.

We lack our own sales organization to sell our diagnostic products to unaffiliated clinical testing laboratories. Accordingly, we rely on the efforts of our distributor, Abbott Molecular, Inc., for the sales, promotion, and distribution of most molecular diagnostic products manufactured by us. Our revenues under the agreements are dependent on Abbott’s sales price to end-users, which may change over reporting periods. Our ViroSeq® HIV-1 Genotyping System, cystic fibrosis and HLA products are mature products that represent a majority of our product revenues. Current market conditions are leading to pricing declines for these products that may not be offset by increased growth in the overall market or our ability to increase our market share for these products, resulting in declining revenue for these products. In addition, a majority of the sales of our diagnostics products and Abbott’s m2000 products are made outside the United States and are subject to foreign exchange effects. Changes in foreign exchange rates will have an effect on the revenue of Celera through both product sales and the royalties we receive on m2000 product sales. Although these are long-term arrangements, the agreements contain provisions that could result in early termination if there is an uncured material breach of an agreement by either party or upon specified insolvency events, among other matters. The amount and timing of resources to be devoted to sales activities by Abbott are generally not within our control. Failure by Abbott to devote sufficient resources to the distribution of our products or the termination of a distribution agreement could harm our operating results and financial condition.

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

Our strategy for the discovery, development, clinical testing, manufacturing and/or commercialization of most of our diagnostic product candidates includes entering into collaborations and similar arrangements with other companies, in addition to our agreements with Abbott. Depending on the nature of the product candidate, our potential collaborators may include pharmaceutical companies, clinical reference laboratories, diagnostic equipment suppliers, or other companies. We have identified some potential new collaborators, but have not yet entered into any collaboration arrangements with them. Although we have expended, and continue to expend, time and money on internal research and development programs, we may be unsuccessful in creating diagnostic product candidates that would enable us to form additional collaborations and alliances and, if applicable, receive milestone and/or royalty payments from collaborators. Other companies may not be interested in entering into these relationships with us, or may not be interested in doing so on terms that we consider acceptable.

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

The FDA has issued an interpretation of the regulations governing the sale of ASRs which could prevent or delay our or our collaborators’ or licensees’ sales of these products and make development of new ASR products more difficult, all of which could harm our operating results and financial condition. We believe that all of our current ASR products, other than our HLA ASR products, meet the regulatory definition of an ASR, as set forth in the FDA guidance document. Our products sold as ASRs include products for HLA, Fragile X, KIF6, ApoE, Chromosome 9p21, LPA, Cytochrome 2C19 and deep vein thrombosis. We similarly believe that all of the ASR products manufactured and sold by Abbott for which Abbott pays us royalties meet the regulatory definition of an ASR, as set forth in the FDA guidance document. If the FDA does not agree with our interpretations of our ASR products, we may need to establish an appropriate action plan for any affected product, such as reconfiguring the product to bring it into compliance with the ASR definition or seeking clearance pursuant to Section 510(k) of the FFDCA.

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

If these types of transactions are pursued, it may be difficult for us to complete these transactions quickly and to integrate these acquired operations efficiently into our current business operations. Any acquisitions, investments or other strategic relationships and alliances by us may ultimately harm our business and financial condition. In addition, future acquisitions may not be as successful as originally anticipated and may result in impairment charges. We have incurred these charges in recent years in relation to acquisitions. For example, during the second quarter of 2009, we incurred charges of $15.7 million for the impairment of trade names related to our acquisitions of BHL and Atria.

In the event we need to obtain financing to complete an acquisition, investment or other strategic relationship or alliance, we may not be able to secure adequate debt or equity financing on desirable terms. In addition, acquisitions and other transactions may involve the issuance of a substantial amount of our common stock without the approval of our stockholders. Any issuances of this nature could be dilutive to our stockholders.

The market price and trading volume of our common stock has been volatile and may face negative pressure.

Our common stock issued in the split-off traded publicly for the first time following the split-off. The market price of our common stock from July 1, 2008 through December 25, 2010 has been volatile, ranging from a high of $17.56 to a low of $5.03.

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

Location	Approx. Floor Area in Sq. Ft.	Expiration Date of Lease	Principal Use	Business Segment (1)
Alameda, CA	48,000	2016	Manufacturing and administration	Products, Corporate
Alameda, CA	28,000	2011	Research and administration	Products, Corporate
Alameda, CA	40,000	2014	Clinical laboratory	Lab Services
South San Francisco, CA	44,000	2023	Administration	Corporate, Lab Services

(1)	For definitions of our business segments, refer to Note 23 to our consolidated financial statements.

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

In addition to legal actions to which we are a party, we may be required under our separation agreement with Life Technologies to indemnify Life Technologies for damages, costs and other liabilities incurred by Life Technologies relating to existing and future lawsuits, arbitrations, investigations, and other legal actions to which Life Technologies is or may become a party, to the extent related to our business. For more information, see Note 18 to our consolidated financial statements included in this Annual Report on Form 10-K and the section entitled

“Risk Factors — Our separation agreement with Life Technologies requires us to indemnify Life Technologies for specified liabilities, including liabilities relating to the Celera business, specified litigation and one-half of any liabilities resulting from the split-off.”

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

On June 14, 2010, a purported class action captioned Washtenaw County Employees’ Retirement System v. Celera Corporation was filed in the United States District Court for the Northern District of California against Celera and certain of its directors and current and former officers. On September 23, 2010, the court appointed a lead plaintiff and renamed the action In re Celera Corp. Securities Litigation. An amended complaint was filed on October 15, 2010. The amended complaint alleges that, from April 24, 2008, through July 22, 2009, the defendants set inadequate allowances for doubtful accounts, concealed the extent to which Celera’s accounts receivable were impaired, and made other false and misleading statements regarding the Company’s business and financial results with an intent to defraud investors. The action seeks unspecified damages on behalf of an alleged class of purchasers of the Company’s stock during the period in which the alleged misrepresentations were made, as well as an award to the lead plaintiff of its costs and attorneys’ fees. Celera believes that plaintiffs’ claims are without merit and intends to vigorously defend the action.

On July 2, 2010, and July 9, 2010, two stockholder derivative actions, captioned Kahn v. Ordoñez and Greenberg v. Ordoñez, respectively, were filed in the United States District Court for the Northern District of California. The two actions were consolidated into a single action on September 23, 2010, captioned In re Celera Corp. Derivative Litigation, No. 10-cv-02935 JW (N.D. Cal.). The consolidated action alleges that certain Celera officers and directors breached their fiduciary duties by allowing the Company to set inadequate allowances for doubtful accounts, conceal the extent to which the Company’s accounts receivable were impaired, and make other allegedly false and misleading statements regarding the Company’s business and financial results. The action seeks to recover damages on behalf of Celera against the director and officer defendants. Celera has filed a motion to dismiss the action on the ground that the plaintiffs lack standing to pursue litigation on behalf of Celera.

Health Diagnostic Laboratory, Inc.

On January 14, 2010, BHL filed a lawsuit in the United States District Court for the Eastern District of Virginia against Health Diagnostic Laboratory, Inc. (HDL), Blue Wave Healthcare Consultants, Inc. (Blue Wave) and seven former employees of BHL. In the litigation, BHL sought injunctive relief and damages for contractual, tort and statutory claims against the defendants, including claims for misappropriation of trade secrets and tortious interference with BHL’s client relationships. On April 22, 2010, we announced that BHL had settled the litigation. The settlement agreement provides for the payment by HDL to BHL of an aggregate amount of approximately $7.1 million to be made in a series of payments in 2010 and 2011. We received approximately $3.9 million in 2010, with the balance of $3.2 million owed in 2011, of which $0.8 million was received in January 2011. The settlement agreement also provides for HDL to pay BHL an additional amount in 2011 based on samples HDL received during 2010 from an agreed upon set of healthcare providers. We received $0.8 million relating to the additional payment in March 2011 and expect to receive approximately $0.5 million for the additional payment in the second quarter of 2011.

The settlement agreement contains prohibitions, which have now expired, on HDL, Blue Wave and the individuals named in the litigation from performing lab testing services for healthcare providers that were BHL customers during the latter half of 2009. HDL, Blue Wave and the individuals named in the litigation were also prohibited from soliciting or hiring BHL employees for a defined period, which has now expired.

Cornell Research Foundation

At December 26, 2009, Cornell Research Foundation (CRF) and Life Technologies were parties to an arbitration proceeding as a result of CRF’s allegations of breach of an exclusive license agreement by Life Technologies. CRF alleged, among other things, that past royalties were owed on certain Celera products, and that Life Technologies granted an unauthorized sublicense to a third party. The parties to the arbitration, and Celera, entered into a definitive settlement agreement regarding this matter in February 2010. As part of this settlement, we agreed to pay CRF an undisclosed amount, which was fully reserved for at December 26, 2009. We paid this amount in the year ended December 25, 2010. In addition, we entered into a new patent sublicense agreement with Life Technologies.

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

As of February 25, 2011, we had 4,316 shareholders of record. The last reported sale price of our common stock on the NASDAQ Stock Market on December 23, 2010 (the last trading day before our period end) was $6.39 per share.

The following summarizes the high and low sales prices per share of our common stock for the eight quarters in the years ended December 25, 2010 and December 26, 2009:

	High	Low
Three months ended December 25, 2010	$6.98	$5.35
Three months ended September 25, 2010	$7.25	$6.13
Three months ended June 26, 2010	$7.72	$6.49
Three months ended March 27, 2010	$7.49	$5.94
Three months ended December 26, 2009	$6.88	$5.97
Three months ended September 26, 2009	$8.04	$5.42
Three months ended June 27, 2009	$8.76	$6.87
Three months ended March 28, 2009	$11.71	$5.03

The information under the caption “Equity Compensation Plan Information” in Part III, Item 12 of this Annual Report on Form 10-K is incorporated herein by reference.

Dividends

We do not anticipate paying any dividends on our common stock in the foreseeable future because we expect to retain any future earnings for use in the operation and expansion of our business. The payment and amount of dividends, if any, will be subject to the discretion of our Board of Directors and will depend, among other things, on our financial condition, results of operations, cash requirements, future prospects and other factors that may be considered relevant by our Board of Directors.

Performance Graph (1)

The graph below compares cumulative shareholder returns for the Company as compared with the NASDAQ Composite Index and the NASDAQ Biotechnology Index for the period from July 1, 2008 (the date Celera Corporation common stock began trading on the NASDAQ Stock Market) to December 25, 2010. The graph assumes an investment of $100 as of July 1, 2008.

The following summarizes the cumulative total return at December 25, 2010, December 26, 2009 and December 27, 2008 assuming an investment of $100 as of July 1, 2008.

	July 1, 2008	December 27, 2008	December 26, 2009	December 25, 2010
Celera Corporation	$100	$90	$59	$56
NASDAQ Composite Composite Index	$100	$66	$99	$116
NASDAQ Biotechnology Index	$100	$89	$105	$122

(1)	This section is not “soliciting material,” is not deemed “filed” with the SEC, is not subject to the liabilities of Section 18 of the Exchange Act and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Issuer Purchases of Equity Securities

This table provides information about our purchases of Celera Corporation common stock during the last quarter of the year ended December 25, 2010:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
September 26, 2010 - October 23, 2010	57	$6.72	—	—
October 24, 2010 - November 20, 2010	2,569	$5.64	—	—
November 21, 2010 - December 25, 2010	201	$5.72	—	—

Total	2,827	$6.53	—	—

(1)	During the last quarter of the year ended December 25, 2010, we repurchased 2,827 shares of our common stock, at an average price of $6.53, to satisfy tax obligations upon the vesting of restricted stock units under the Celera Corporation 2008 Stock Incentive Plan. We may make similar repurchases in the future to satisfy employee tax obligations upon the vesting of restricted stock.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below as of and for the years ended December 26, 2009 and December 27, 2008, the six months ended December 27, 2008, and the year ended June 30, 2008, have been restated to reflect adjustments to our previously issued consolidated financial statements and are also discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Note 3, Restatement of Previously Issued Financial Statements and in Note 24, Unaudited Quarterly Financial Information of the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

In July 2008, we changed our fiscal year from a June 30 fiscal year end to a 52 or 53 week fiscal year generally ending on the last Saturday in December. The following table sets forth selected financial data for the years ended December 25, 2010, December 26, 2009 and December 27, 2008, the six months ended December 27, 2008, and the three years ended June 30, 2008, 2007 and 2006. We have derived the selected historical statements of financial position information as of December 25, 2010 and December 26, 2009 and the statements of operations data for the years ended December 25, 2010 and December 26, 2009, the six months ended December 27, 2008, and the year ended June 30, 2008 from our audited consolidated financial statements included in this Annual Report on Form 10-K.

The information in the following table is derived from the consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, consistently applied, except for a Financial Accounting Standards Board (FASB) interpretation related to uncertainty in income taxes, which we adopted on July 1, 2007, as discussed in Note 16 to our consolidated financial statements.

In October 2007, we acquired all of the outstanding capital stock of Berkeley HeartLab, Inc., and substantially all of the assets of Atria Genetics, Inc., as discussed in Note 4 to our consolidated financial statements.

You should read this selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The historical financial information for the years ended June 30, 2008, 2007 and 2006 may not be representative of our results as an independent entity and, therefore, may not be reliable as an indicator of our historical or future results.

	Years ended			Six months ended December 27, 2008 (d) (As Restated)	Years ended June 30,
(Dollar amounts in millions except per share amounts)	December 25, 2010 (a)	December 26, 2009 (b) (As Restated)	December 27, 2008 (c) (As Restated)		2008 (e) (As Restated)	2007 (f)	2006 (g)
Net revenues	$128.2	$156.8	$158.3	$79.6	$133.0	$43.4	$46.2
Net loss	(24.6)	(25.0)	(136.1)	(23.2)	(112.4)	(20.6)	(63.6)
Net loss per share
Basic and diluted	(0.30)	(0.31)	(1.70)	(0.29)	(1.41)	(0.26)	(0.84)
Cash, cash equivalents and short-term investments	326.9	326.4	316.5	316.5	335.0	564.8	573.4
Total assets	612.3	632.3	655.9	655.9	676.9	782.7	790.0

The periods presented included the following transactions that impact comparability:

(a)	The year ended December 25, 2010 included the following pre-tax items: amortization of purchased intangible assets of $10.2 million; severance and related costs of $1.9 million; other employee-related charges, asset impairments and other costs of $0.2 million; gain on the settlement of a legal matter of $3.9 million; cash insurance settlement of $0.5 million; gain on sale of minority equity investments of $5.5 million; and accretion of discount related to a long-term receivable of $1.0 million.

(b)	The year ended December 26, 2009 included the following pre-tax items: amortization of purchased intangible assets of $10.2 million; severance and related costs of $3.2 million; other employee-related charges, asset impairments and other costs of $1.1 million; a charge for the settlement of a legal matter of $1.4 million; the impairment of intangible assets of $15.7 million; and accretion of discount related to a long-term receivable of $0.9 million. Discrete tax benefits of $8.9 million were recognized due to an election to carry back net operating losses under new tax legislation and benefits associated with unrealized gains on investments.

(c)	The year ended December 27, 2008 included the following pre-tax items: amortization and impairment of purchased intangible assets of $10.4 million; severance and related costs of $2.1 million; costs associated with the split-off from Life Technologies of $3.7 million; other employee-related charges, asset impairments and other costs of $3.0 million; gain on the settlement of a legal matter of $1.1 million; loss on investments of $6.3 million; and interest expense of $6.0 million related to the discounting of a long-term receivable to its present value. Discrete tax charges of $98.7 million were recognized primarily due to the recognition of a valuation allowance following the split-off from Life Technologies.

(d)	The six months ended December 27, 2008 included the following pre-tax charges: amortization and impairment of purchased intangible assets of $5.4 million; employee-related charges including severance costs of $2.3 million; impairment of short-term investments of $3.2 million; and interest expense of $6.0 million related to the discounting of a long-term receivable to its present value.

(e)	The year ended June 30, 2008 included the following pre-tax items: amortization of purchased intangible assets of $7.1 million; severance costs of $2.1 million; costs associated with the split-off from Life Technologies of $3.7 million; other employee-related charges, asset impairments and other costs of $1.2 million; gain on the settlement of a legal matter of $1.1 million; and the impairment of a minority equity investment of $3.1 million. Discrete tax charges of $98.7 million were recognized primarily due to the recognition of a valuation allowance following the split-off from Life Technologies.

(f)	The year ended June 30, 2007 included the following pre-tax items: revenue from the sale of a small molecule drug discovery and development program of $2.5 million; severance costs of $0.5 million; property impairment costs of $6.8 million; litigation costs of $3.5 million; a benefit of $0.6 million for a reduction in anticipated employee-related costs associated with severance and benefit charges recorded in the year ended June 30, 2006; and a gain on the settlement of a legal matter of $2.4 million. Discrete tax benefits of $1.4 million were recognized due to R&D tax credits.

(g)	The year ended June 30, 2006 included the following pre-tax items: revenue from the sale of small molecule drug discovery and development programs of $8.6 million; amortization of purchased intangible assets of $1.1 million; costs associated with the exit from the small molecule drug discovery and development programs of $26.2 million; a charge on the settlement of a legal matter of $0.7 million; and gains on the sale of minority equity investments of $7.6 million.

The Company has not amended and does not intend to amend its previously filed Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q for the periods affected by the restatement discussed above under “Explanatory Note.” The information that has been previously filed or otherwise reported for these periods has been restated and is superseded by the information in this Annual Report on Form 10-K. As such, the consolidated financial statements and related financial information contained in such previously filed reports should no longer be relied upon. Nor should any earnings releases or other communications relating to the Company’s financial performance during these periods be relied upon.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Restatement

The Board of Directors of Celera Corporation (Celera or the Company), based on the recommendation of the Audit and Finance Committee and in consultation with management, has concluded that the following previously issued consolidated financial statements must be restated and should no longer be relied upon because of accounting errors in those consolidated financial statements:

•	audited consolidated financial statements for the year ended June 30, 2008, the six months ended December 27, 2008 and the year ended December 26, 2009;

•	unaudited condensed consolidated financial statements for each quarter in the year ended December 26, 2009; and

•	unaudited condensed consolidated financial statements for the first three quarters in the year ended December 25, 2010.

Accordingly, in this Annual Report on Form 10-K, the Company:

a)	restates its Consolidated Statement of Financial Position at December 26, 2009 and its Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows for the year ended June 30, 2008, the six months ended December 27, 2008 and the year ended December 26, 2009;

b)	amends its Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) as it relates to the six months ended December 31, 2007 and December 27, 2008, the years ended December 27, 2008 and December 26, 2009, each quarter in the year ended December 26, 2009 and the first three quarters in the year ended December 25, 2010;

c)	restates its Selected Financial Data in Item 6 for the year ended June 30, 2008, the six months ended December 27, 2008, and the years ended December 27, 2008 and December 26, 2009; and

d)	restates its Unaudited Quarterly Financial Information for each quarter in the year ended December 26, 2009 and the first three quarters in the year ended December 25, 2010.

Background to the Restatement

The restated financial statements correct the following errors:

Classification of Bad Debt Expenses

As a result of applying FASB Accounting Standards Codification Topic 954, Health Care Entities (ASC 954), certain amounts that were previously included in bad debt expenses as a component of selling, general and administrative expenses, have now been correctly reflected as a reduction in revenues. The errors in classification resulted in an overstatement of consolidated revenues and of selling, general and administrative expenses. The effect of correcting these errors has been recorded in the applicable restated periods.

Recognition of Unreimbursed and Uncollectible Charges

Patient test revenues reimbursed by third-party payors are recorded based on the estimated receipts from such payors. Amounts that are determined to be unreimburseable or uncollectible are recorded as an adjustment to revenues. During the second quarter of 2009, certain BHL receivables were determined to be uncollectible. A bad debt charge for these receivables was recorded in the second quarter of 2009. The Company has subsequently determined that a portion of this charge related to prior periods. The effect of correcting this error, and the associated tax effect, has been recorded in the applicable restated periods.

The adjustments made as a result of the restatement are also discussed in Note 3, Restatement of Previously Issued Financial Statements, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. To further review the effects of the accounting errors identified and the restatement adjustments, see Part II – Item 6 – Selected Financial Data and Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K. For a description of the control deficiencies identified by management as a result of our internal reviews, and management’s plan to remediate those deficiencies, see Part II – Item 9A – Controls and Procedures.

See Note 24, Unaudited Quarterly Financial Information, of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for the impact of these adjustments on each of the quarterly periods in the year ended December 26, 2009 and for the first three quarterly periods in the year ended December 25, 2010. Quarterly reports in the year ending December 31, 2011 will include restated results for the corresponding interim periods of 2010. All amounts in this Annual Report on Form 10-K affected by the restatement adjustments reflect such amounts as restated.

The Company has not amended and does not intend to amend its previously filed Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q for the periods affected by the restatement discussed above under “Explanatory Note.” The information that has been previously filed or otherwise reported for these periods has been restated and is superseded by the information in this Annual Report on Form 10-K. As such, the consolidated financial statements and related financial information contained in such previously filed reports should no longer be relied upon. Nor should any earnings releases or other communications relating to the Company’s financial performance during these periods be relied upon.

Overview

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

Relationship with Life Technologies (Formerly Known as Applied Biosystems)

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

In October 2007, we acquired all of the outstanding capital stock of BHL, and substantially all of the assets of Atria Genetics Inc. (Atria), as discussed in Note 4 to our consolidated financial statements. The results of these operations have been included in our consolidated financial statements from the date of their acquisition.

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements and related disclosures, which have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. All significant intracompany transactions and balances have been eliminated in consolidation.

Fiscal Year Change

In July 2008, our Board of Directors approved a change of the Company’s fiscal year from a June 30 fiscal year end to a 52 or 53 week fiscal year generally ending on the last Saturday in December. We filed a Transition Report on Form 10-KT with the SEC on March 25, 2009 to report our results for the six months ended December 27, 2008. This Annual Report on Form 10-K is for the year ended December 25, 2010.

Business Developments

In December 2010, we submitted a Premarket Approval Application to the U.S. Food and Drug Administration for our KIF6 Genotyping Assay, a new molecular in vitro diagnostic test designed to detect a marker for risk of coronary heart disease independent of traditional risk factors and aid clinical evaluation when statin treatment is being considered. A KIF6 laboratory developed test was made available in the Lab Services segment in April 2008.

In September 2010, we signed an agreement with Abbott for distribution of our CE-marked KIF6 test.

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

BHL introduced two new genetic tests in 2010. In July 2010, BHL launched a laboratory developed test for Cytochrome 2C19 (CYP2C19) that identifies carriers of genetic variants that may impact the effectiveness of the anti-platelet drug, Plavix® (or clopidogrel). In March 2010, BHL launched a laboratory developed test that detects genetic variants in the chromosome 9p21 region that identifies people at elevated risk for early myocardial infarction (MI), or heart attack.

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

In the normal course of business, we enter into arrangements whereby revenues are derived from multiple deliverables. In these revenue arrangements, we record revenue as the separate elements are delivered to the customer if the delivered item is determined to represent a separate earnings process, there is objective and reliable evidence of the fair valueof the undelivered item, and delivery or performance of the undelivered item is probable and substantially in our control. Revenues from multiple-element arrangements involving license fees, upfront payments and milestone payments, which are received and/or billable in connection with other rights and services that represent our continuing obligations, are deferred until all of the multiple elements have been delivered or until objective and verifiable evidence of the fair value of the undelivered elements has been established. We determine the fair value of each element in multiple-element arrangements based on the prices charged when the similar elements are sold separately to third parties. If objective and verifiable evidence of fair value of all undelivered elements exists but objective and verifiable evidence of fair value does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the revenues from delivered elements are not recognized until the fair value of the undelivered element or elements has been determined. Contract interpretation is normally required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and if so, how the price should be allocated among the deliverable elements, when to begin to recognize revenue for each element, and the period over which revenue should be recognized.

Our service revenues include patient test revenues associated with BHL’s operations. We recognize this revenue on completion of the testing process and when the test results are sent to the ordering healthcare provider. Patients are billed based on established patient fee schedules. Billings for services reimbursed by Medicare, private insurance companies and managed care organizations, commonly referred to, collectively, as “third-party payors,” are recorded as revenues net of allowances for differences between the amounts billed and the estimated receipts from such payors. Differences between estimated allowances and actual cash receipts are recorded as an adjustment to revenue. We periodically adjust these estimates based upon historical payment trends.

Reimbursements from healthcare insurers are generally based on fee-for-service schedules. Payments for clinical testing services made by the government are based on fee schedules set by governmental authorities. Collection of receivables due from patients is subject to credit risk and ability of the patients to pay.

The process for estimating the ultimate collection of receivables associated with our clinical testing business involves significant assumptions and judgments. We estimate and review the collectibility of our receivables based on a number of factors, including the period they have been outstanding. Historical collection and payor reimbursement experience is an integral part of the estimation process related to revenues and allowances for doubtful accounts. We believe that the collectibility of our receivables is linked to the quality of our billing processes, most notably those related to obtaining the correct information in order to bill effectively for the services we provide.

Bad debt expense is recorded in SG&A expenses in order to maintain an appropriate level of allowance for doubtful accounts. The process for determining the appropriate level of allowance for doubtful accounts involves judgement, and considers such factors as the age of the underlying receivables, historical and projected collection trends, the composition of outstanding receivables between third party payors and patients, current economic conditions and regulatory changes. The allowance for doubtful accounts is reviewed for adequacy, at a minimum, on a quarterly basis. An account is fully reserved when reasonable collection efforts have been unsuccessful and it is probable the receivable will not be recovered.

Disease management revenue is deferred and recognized over the period when disease management services are available to the patient.

Our product revenues include sales to Abbott. Our strategic alliance agreement with Abbott was terminated effective October 1, 2008, and replaced with distribution and royalty agreements. Under the terms of the distribution agreement, we recognize product revenue at the time of shipment. Royalties are recognized as earned under the terms of the royalty agreement. Refer to Note 21 to our consolidated financial statements for a description of our relationship with Abbott.

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

We recognize royalty revenues when earned over the term of the agreement in exchange for the grant of licenses to use our products or some technologies for which we hold patent rights. We recognize revenue for estimates of royalties earned during the applicable period, based on management’s best estimate, which takes into account historical activity, and make changes for actual royalties received in the following quarter. Historically, these differences have not been material to our consolidated financial statements. For those arrangements where royalties cannot be reasonably estimated, we recognize revenue based upon either the receipt of the royalty statements or the receipt of cash from our licensees.

Upfront nonrefundable license fees are recognized when due under contractual agreements, unless there are specific continuing performance obligations requiring deferral of all or a portion of these fees. If we cannot conclude that a license fee is fixed and determinable at the outset of an arrangement, revenue is recognized as payments from third parties become due.

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

Goodwill and Indefinite Lived Intangible Assets

We test goodwill for impairment at the reporting unit level annually during the fourth quarter, or earlier if a significant change in circumstances occurs that would affect the long-term prospects of the reporting unit. We have concluded that our operating segments should be considered as our reporting units for goodwill impairment purposes. If the carrying value of goodwill is determined to be impaired, the amount of goodwill is reduced and a corresponding charge is made to earnings in the period in which the goodwill is determined to be impaired.

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

The first step of the goodwill impairment review involves the determination of the fair value of our reporting units. This process requires us to make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations and the interpretation of current economic indicators and market valuations. Furthermore, the development of the present value of future cash flow projections includes assumptions and estimates derived from a review of our expected revenue growth rates, profit margins, business plans, cost of capital and tax rates. We also make certain assumptions about, for example, future market conditions, market prices, interest rates, and changes in business strategies. Changes in assumptions or estimates could materially affect the determination of the fair value of a reporting unit, and therefore could eliminate the excess of fair value over carrying value of a reporting unit entirely and, in some cases, could result in impairment. Such changes in assumptions could be caused by the termination of our exclusive distributor agreements, significant reductions by third party payors in coverage or reimbursement rates for our services, or a significant decline in the demand for our services. If we determine that our goodwill is impaired, we would be required to record a non-cash charge that could have a material adverse effect on our results of operations and financial position.

We utilize two methods to determine the fair value of our reporting units: (i) the income approach; and (ii) the market approach. The income approach utilizes the discounted cash flow method, which focuses on the expected cash flow of the reporting unit. In applying this approach, the cash flow available for distribution is calculated for a forecast period and for a terminal year. The cash flow available for distribution and the terminal value (the value of the reporting unit at the end of the estimation period) are then discounted to present value to derive an indication of the value of the business enterprise.

The market approach is comprised of the guideline company and the similar transactions methods. The guideline company method focuses on comparing the reporting unit to select reasonably similar (or guideline) publicly traded companies. Under this method, valuation multiples are: (i) derived from the operating data of selected guideline companies; (ii) evaluated and adjusted based on the strengths and weaknesses of the reporting units relative to the selected guideline companies; and (iii) applied to the operating data of the reporting unit to arrive at an indication of value. We identified ten public companies to use as guideline companies in determining the fair value of our reporting units at December 25, 2010. Revenue multiples of between 1.1 and 1.8 were used in calculating the business enterprise value of our reporting units. As the stock prices of the comparable companies represent minority interests, the calculated equity value of the reporting units was adjusted upwards using a 20% control premium. In the similar transactions method, consideration is given to prices paid in recent transactions that have occurred in the reporting unit’s industry or in related industries. For our 2010 annual impairment analysis, we weighted the income approach and the market approach at 75% and 25%, respectively. The income approach was given a higher weight because it has the most direct correlation to the specific economics of the reporting unit, as compared to the market approach, which was based on multiples of broad-based (i.e., less comparable) companies.

As of December 25, 2010, the fair value of our Lab Services segment, with $103.0 million of goodwill, exceeded its carrying value by approximately 19%. The fair value of our Products segment, with $11.0 million of goodwill, exceeded its carrying value by approximately 63%. To arrive at our cash flow projections utilized in the income approach, we used a reporting unit’s forecast of estimated operating results based on key assumptions such as long-term revenue growth rates, costs and estimates of future anticipated changes in operating margins based on economic and market information. Key assumptions used to determine the fair value of our reporting units at December 25, 2010, were the expected after-tax cash flows for the forecast period and terminal year, terminal growth rates of 5% and weighted average cost of capital of 16%. It is reasonably possible that business performance significantly below our expectations or a deterioration of market and economic conditions could occur. This would adversely impact our ability to meet our projected results, which could cause the goodwill related to our Lab Services or Products segments to become impaired. For example, if our Lab Services segment is not successful in commercializing new genetic tests or experiences significant reductions by third party payors in coverage or reimbursement rates for our servies, or if our exclusive distributor terminates its agreements with us relating to our Products segment, the revenue and income for these segments could adversely and materially deviate from their historical trends and could cause goodwill to become impaired. If we determine that our goodwill is impaired, we would be required to record a non-cash charge that could have a material adverse effect on our results of operations and financial position.

Indefinite lived intangible assets are tested for impairment annually during the fourth quarter of each year, or more frequently if a significant change in circumstances occurs indicating that an asset may be impaired. We acquired trade names with the acquisitions of BHL and Atria in October 2007; these assets are not subject to amortization and are evaluated for impairment using the relief from royalty method. This requires management to make estimates including forecasted revenue, discount rates and royalty rates.

The trade names were evaluated for impairment during the fourth quarter of 2010 as part of our annual impairment test. As of December 25, 2010, the fair values of the trade names acquired with the acquisitions of BHL and Atria exceeded their carrying values by approximately 87% and 67%, respectively, and therefore, no impairment was recognized. Key assumptions used to determine the fair value of our trade names at December 25, 2010, were the expected after-tax relief from royalty cash flows for the periods of 2011 to 2018 (for BHL) and 2011 to 2015 (for Atria), pre-tax royalty rates of 1%, terminal growth rates of 5% and discount rates of 17%.

At December 25, 2010, the trade name acquired with the acquisition of Atria was determined to no longer be indefinitely lived. The Company has transferred the trade name from indefinite lived intangibles assets and will amortize its carrying value of $0.9 million at December 25, 2010 over a life of ten years.

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

We regularly assess the likelihood of tax adjustments in each of the tax jurisdictions in which we have operations and account for the related financial statement implications. Determining an appropriate level of tax reserves requires us to exercise judgment regarding the uncertain application of tax law. To recognize a tax position in the financial statements, a two-step approach is undertaken whereby the tax effect of a position is recognized only if it is “more-likely-than-not” to be sustained and the amount of the tax benefit recognized is equal to the largest tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement of the tax position.

Share-Based Compensation

Our Board of Directors has approved the Celera Corporation 2008 Stock Incentive Plan (the Plan) and reserved 20 million shares of our common stock for issuance under the Plan. Prior to the split-off, our employees, as part of Life Technologies, were granted stock options, restricted stock and restricted stock units related to Celera Group common stock. Life Technologies also sponsored an employee stock purchase plan for Celera Group common stock. Refer to Note 15 to our consolidated financial statements for further information.

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

Results of Operations

The following discussion and analysis relates to our results of operations for the years ended December 25, 2010, December 26, 2009, and December 27, 2008, and the six months ended December 27, 2008 and December 31, 2007.

As a result of our change in fiscal year end, we reported audited results for the years ended December 25, 2010 and December 26, 2009, and for the six months ended December 27, 2008. Unaudited results for the year ended December 27, 2008 and for the six months ended December 31, 2007 have been presented for comparability purposes.

The selected financial information contained in the table below should be read in conjunction with our consolidated financial statements and accompanying notes.

	Years Ended			Six Months Ended
(Dollar amounts in millions)	December 25, 2010	December 26, 2009 (As Restated)	December 27, 2008 (As Restated)	December 27, 2008 (As Restated)	December 31, 2007 (As Restated)
			Unaudited		Unaudited
Net revenues	$128.2	$156.8	$158.3	$79.6	$54.3
Cost of sales	46.4	50.9	52.8	27.5	14.5

Gross margin	81.8	105.9	105.5	52.1	39.8

Selling, general and administrative	83.2	89.2	93.2	48.8	26.5
Research and development	25.3	27.8	35.2	15.6	21.3
Amortization of purchased intangible assets	10.2	10.2	10.1	5.1	2.1
Employee-related charges, asset impairments and other	2.1	4.3	8.8	2.3	0.4
Legal and insurance settlements	(4.4)	1.4	(1.1)	—	—
Impairment of intangibles assets	—	15.7	0.3	0.3	—

Operating loss	(34.6)	(42.7)	(41.0)	(20.0)	(10.5)

Gain (loss) on investments	5.5	—	(6.3)	(3.2)	—
Interest income	4.7	6.5	11.0	4.8	11.6
Interest expense	—	—	(6.0)	(6.0)	—
Other income (expense), net	—	—	0.1	—	(0.1)

(Loss) income before income taxes	(24.4)	(36.2)	(42.2)	(24.4)	1.0
(Provision) benefit for income taxes	(0.2)	11.2	(93.9)	1.2	(0.5)

Net (loss) income	$(24.6)	$(25.0)	$(136.1)	$(23.2)	$0.5

The following table summarizes our net revenues from external customers by segment:

	Years Ended			Six Months Ended
(Dollar amounts in millions)	December 25, 2010	December 26, 2009 (As Restated)	December 27, 2008 (As Restated)	December 27, 2008 (As Restated)	December 31, 2007 (As Restated)
			Unaudited		Unaudited
Lab Services	$77.5	$89.6	$90.5	$45.8	$19.0
Products	40.5	41.4	39.9	21.7	14.2
Corporate	10.2	25.8	27.9	12.1	21.1

Net revenues from external customers	$128.2	$156.8	$158.3	$79.6	$54.3

The following table summarizes our operating (loss) income by segment:

	Years Ended			Six Months Ended
(Dollar amounts in millions)	December 25, 2010	December 26, 2009 (As Restated)	December 27, 2008 (As Restated)	December 27, 2008 (As Restated)	December 31, 2007 (As Restated)
			Unaudited		Unaudited
Lab Services	$(4.6)	$(6.1)	$(5.3)	$(5.9)	$1.5
Products	8.7	6.2	(1.5)	4.0	(6.9)
Corporate	(38.7)	(42.8)	(34.2)	(17.8)	(5.1)
Elimination of intersegment income	—	—	—	(0.3)	—

Operating loss	$(34.6)	$(42.7)	$(41.0)	$(20.0)	$(10.5)

Year Ended December 25, 2010 Compared to Year Ended December 26, 2009

Revenues

Revenues for our Lab Services segment for the year ended December 25, 2010 decreased by $12.1 million compared to the year ended December 26, 2009. The decrease was primarily due to lower sample volume, which declined approximately 21% year over year, partially offset by a higher average price per sample as new higher value genetic tests were ordered by physicians. Sample volumes were adversely impacted by general economic conditions and competitive pressures, including the loss of business from accounts serviced by former BHL sales representatives identified in the now-settled litigation with a competitor and others (refer to Part I, Item 3, Legal Proceedings).

Revenues for our Products segment for the year ended December 25, 2010 decreased by $0.9 million compared to the year ended December 26, 2009 primarily as a result of lower sales of Celera manufactured products distributed by Abbott, partially offset by increased royalties from sales of RealTimeTM assays used on the m2000TM system.

Corporate revenues, which primarily consist of royalties, licenses and milestones, decreased by $15.6 million for the year ended December 25, 2010 compared to the year ended December 26, 2009. The decrease was due primarily to lower licensing revenue, including the completion of payments from three licensees in the first quarter of 2010, partially offset by higher royalty revenue received from a licensee.

Gross Margin

Gross margin for the year ended December 25, 2010 decreased by $24.1 million compared to the year ended December 26, 2009 primarily as a result of the decrease in net revenues. Gross margin as a percentage of net revenue decreased to 64% for the year ended December 25, 2010 from 68% for the year ended December 26, 2009, primarily as a result of a reduction in license revenue in our Corporate segment and lower sample volume in our Lab Services segment, partially offset by increased royalties and changes in product mix in our Products segment.

Operating Expenses

SG&A expenses decreased by $6.0 million for the year ended December 25, 2010 compared to the year ended December 26, 2009, primarily due to a $4.7 million decrease in allowance for doubtful accounts expense for our Lab Services segment, savings from our 2009 restructuring programs, primarily in our Lab Services segment, and reductions in billing and collection costs in our Lab Services segment, partially offset by increased costs associated with the expansion of our sales infrastructure in our Lab Services segment and increased legal costs in our Lab Services and Corporate segments. The decrease in allowance for doubtful accounts was due in part to improved collection activities in 2010.

Research and development expenses decreased by $2.5 million for the year ended December 25, 2010 compared to the prior year primarily as a result of the completion of certain discovery research and development projects and lower associated employee-related costs, primarily in our Corporate segment.

The amortization of purchased intangible assets for the years ended December 25, 2010 and December 26, 2009 related to our acquisitions of BHL and Atria in 2007.

For the year ended December 25, 2010, we recorded a net charge of $2.1 million in employee-related charges, asset impairments and other. This included a charge of $2.2 million for severance-related costs, associated with the restructuring program that we announced in November 2010, of which $1.2 million related to our Corporate segment, $0.9 million related to our Lab Services segment and $0.1 million related to our Products segment. We also recorded a charge of $0.2 million in our Corporate segment for additional lease expenses related to a facility previously used by Paracel, Inc., a business we acquired in 2000 and closed in 2005. Also for the year ended December 25, 2010, we recorded the reversal of a previously established accrual of $0.3 million in employee-related charges, asset impairments and other. The reversal, primarily recorded in our Lab Services segment, related to severance and related costs associated with our 2009 restructuring activities.

A charge of $4.3 million was recorded in employee-related charges, asset impairments and other expenses for the year ended December 26, 2009 primarily related to our July 2009 restructuring program. Costs associated with the restructuring program included severance-related costs of $2.6 million, of which $1.5 million related to our Lab Services segment, $0.5 million related to our Products segment and $0.6 million related to our Corporate segment. In addition, property-related costs of $0.6 million were recorded in our Lab Services segment. Our Corporate segment also included severance and related costs of $0.6 million and property-related costs of $0.7 million, partially offset by a gain on sale of equipment of $0.6 million, associated with the closure of our Rockville, Maryland facility, and $0.5 million related to tax costs associated with the split-off from Life Technologies in July 2008. These costs were partially offset by the reversal of a previous charge of $0.1 million for certain severance-related benefits associated with employees terminated in our February 2008 restructuring action.

We received cash payments of $3.9 million, recorded in legal and insurance settlements, during the year ended December 25, 2010 related to the settlement with HDL, which we recorded in our Lab Services segment. Remaining cash payments of approximately $4.5 million are expected to be received in 2011, $1.6 million of which has been received in the first quarter of 2011. We also received a $0.5 million cash insurance settlement during the year ended December 25, 2010, which was recorded in our Corporate segment. We recorded a charge of $1.4 million in our Products segment for the year ended December 26, 2009 related to a legal settlement.

A $15.7 million non-cash charge for the impairment of intangible assets relating to the trade names acquired with the acquisitions of BHL and Atria was recorded in our Corporate segment for the year ended December 26, 2009.

Operating (Loss) Income

Our Lab Services segment had an operating loss of $4.6 million for the year ended December 25, 2010 compared to $6.1 million for the year ended December 26, 2009. This change was primarily due to decreased allowance for doubtful accounts, proceeds from the HDL legal settlement and decreased employee-related charges, asset impairments and other expenses, partially offset by lower revenues. These changes are further described above.

Our Products segment had operating income of $8.7 million for the year ended December 25, 2010 compared to $6.2 million for the year ended December 26, 2009. This change was primarily due to the charge related to certain legal proceedings recorded for the year ended December 26, 2009, decreased research and development expense, an increase in gross margin and decreased employee-related charges, asset impairments, and other expenses. These changes are further described above.

Our Corporate segment had an operating loss of $38.7 million for the year ended December 25, 2010 compared to $42.8 million for the year ended December 26, 2009. This change was primarily due to a $15.7 million non-cash impairment charge recorded for the year ended December 26, 2009 related to our indefinite lived intangible assets. Our Corporate segment’s operating loss was further impacted by decreased revenue, partially offset by lower SG&A expenses, lower research and development expenses, an insurance settlement, and decreased employee-related charges, asset impairments and other expenses. These changes are further described above.

Gain (Loss) on Investments

We recorded a gain on investments of $5.5 million for the year ended December 25, 2010, representing the gain on sale of minority equity investments, the proceeds of which were $6.2 million.

Interest Income

Interest income for the year ended December 25, 2010 decreased by $1.8 million compared with the prior year primarily due to lower interest rates. Interest income for the year ended December 25, 2010 and the year ended December 26, 2009 included $1.0 million accretion of discount related to a long-term receivable from Abbott.

(Provision) Benefit for Income Taxes

The tax provision of $0.2 million for the year ended December 25, 2010 was primarily due to an increase in the deferred tax liability associated with the acquisition of Atria in 2007.

We recorded a tax benefit of $11.2 million for the year ended December 26, 2009. This benefit was the result of a $6.2 million reduction in a deferred tax liability primarily associated with the intangible asset impairment charge referred to above, $0.4 million from the carry back of federal net operating losses, $4.3 million of non-cash benefit associated with unrealized gains on investments, and R&D tax credits of $0.3 million.

Year Ended December 26, 2009 Compared to Year Ended December 27, 2008 (Unaudited)

Revenues

Revenues from our Lab Services segment for the year ended December 26, 2009 decreased by $0.9 million compared to the prior year. Although sample volume increased marginally, revenue decreased primarily due to lower reimbursement rates.

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

Corporate revenues, which primarily consist of royalties, licenses and milestones, decreased by $2.1 million for the year ended December 26, 2009 compared to the year ended December 27, 2008. The reduction in revenue was due primarily to a decrease in royalty revenue received from a licensee. Corporate revenues for the year ended December 26, 2009 included licensing revenue of $6.8 million from Life Technologies related to human in vitro diagnostics licenses entered into by Life Technologies during the first quarter of 2009. In January 2009,

Life Technologies granted licenses to two life science companies under its patents relating to real-time technology in the human in vitro diagnostics field. Under our agreement with Life Technologies, revenues from these third-party licenses are shared between us and Life Technologies. Revenues for the year ended December 26, 2009 also included $1.0 million from Pharmacyclics, Inc. related to the execution of an amendment to our 2006 licensing agreement. The year ended December 27, 2008 included licensing revenues of $8.0 million from Beckman Coulter, Inc. (Beckman Coulter); the last payment under this license was received in the three months ended December 27, 2008.

Gross Margin

Gross margin for the year ended December 26, 2009 increased by $0.4 million compared to the year ended December 27, 2008 primarily due to increased revenue and lower manufacturing costs in our Products segment, partially offset by a decrease in revenue from our Lab Services and Corporate segments. Gross margin as a percentage of net revenues increased to 68% for the year ended December 26, 2009 from 67% in the year ended December 27, 2008, primarily as a result of increased revenue in our Products segment.

Operating Expenses

SG&A expenses decreased by $4.0 million for the year ended December 26, 2009 compared to the prior year, primarily due to a $3.6 million decrease in our allowance for doubtful accounts expense in our Lab Services segment, a $2.1 million decrease in our Products segment primarily due to reduced employee-related costs and the termination of the strategic alliance with Abbott, and a decrease of $0.8 million in our Corporate segment, partially offset by increased costs in our Lab Services segment of $2.3 million associated primarily with the expansion of our accounts receivable collection activities and the build out of our genetics business.

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

A charge of $4.3 million was recorded in employee-related charges, asset impairments and other expenses for the year ended December 26, 2009 primarily related to the July 2009 restructuring program. Costs associated with the restructuring program included severance and related costs of $2.6 million, $1.5 million of which related to our Lab Services segment, $0.5 million to our Products segment and $0.6 million to our Corporate segment. In addition, property-related costs of $0.6 million were recorded in our Lab Services segment. Our Corporate segment also included severance and related costs of $0.6 million and property-related costs of $0.7 million, partially offset by a gain on sale of equipment of $0.6 million, associated with the closure of our Rockville, Maryland facility and $0.5 million related to tax costs associated with the split-off from Life Technologies in July 2008. These costs were partially offset by the reversal of a previous charge of $0.1 million for certain severance-related benefits associated with employees terminated in our February 2008 restructuring action.

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

We recorded a $15.7 million non-cash charge for the year ended December 26, 2009 in our Corporate segment for the impairment of intangible assets relating to the trade names acquired with the acquisitions of BHL and Atria. A non-cash charge of $0.3 million was recorded for the year ended December 27, 2008 in our Corporate segment for the impairment of intangible assets relating to the trade name acquired with the acquisition of Atria.

Operating Income (Loss)

Our Lab Services segment had an operating loss of $6.1 million for the year ended December 26, 2009 compared to an operating loss of $5.3 million for the year ended December 27, 2008. This change was primarily due to a decrease in revenues, increased employee-related charges, asset impairments and other expenses, partially offset by a decrease in SG&A. These changes are further described above.

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

Interest Income

Interest income for the year ended December 26, 2009 decreased by $4.5 million compared to the prior year primarily due to lower interest rates. Interest income for the year ended December 26, 2009 included $0.9 million accretion of discount related to a long-term receivable from Abbott.

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

(Benefit) Provision for Income Taxes

We recorded a tax benefit of $11.2 million for the year ended December 26, 2009. This benefit was the result of a $6.2 million reduction in a deferred tax liability primarily associated with the intangible asset impairment charge referred to above, $0.4 million from the carry back of federal net operating losses, $4.3 million of non-cash benefit associated with unrealized gains on investments, and R&D tax credits of $0.3 million.

A tax charge of $93.9 million was recorded for the year ended December 27, 2008 primarily due to a valuation allowance recorded against deferred tax assets. Subsequent to the split-off from Life Technologies, we established a full valuation allowance on our federal and state net deferred tax assets since we believe it is more likely than not we may not generate sufficient income, of the appropriate character, and in the particular jurisdictions, to realize the benefits. Refer to Note 16 to our consolidated financial statements for further information on income taxes.

Six Months Ended December 27, 2008 Compared to Six Months Ended December 31, 2007 (Unaudited)

Revenues

Lab Services revenues for the six months ended December 27, 2008 increased by $26.8 million compared to the prior year period. Lab Services revenues for the six months ended December 31, 2007 of $19.0 million included revenues of BHL from the date of its acquisition in October 2007. Lab Services revenues for the six months ended December 27, 2008 benefited from increased test volumes and a contribution from KIF6 sales following the launch of BHL’s blood-based test service in July 2008.

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

Products revenue for the six months ended December 27, 2008 increased by $7.5 million compared to the prior year period. The growth in revenues was primarily due to sales of Atria human leukocyte antigen (HLA) products following the acquisition of Atria in October 2007, higher sales of other Celera-manufactured products to Abbott and royalties from Abbott on the sale of RealTimeTM viral load assays used on the m2000TM system, partially offset by a decrease in equalization revenue. Equalization revenue decreased from $6.9 million for the six months ended December 31, 2007 to $5.3 million for the six months ended December 27, 2008, primarily as a result of the termination of our alliance agreement with Abbott, effective October 1, 2008.

Corporate revenue, which primarily consists of royalty, license and milestone payments, decreased by $9.0 million for the six months ended December 27, 2008 compared to the prior year period. The prior year period included revenues of $3.0 million from the resale of our cathepsin S inhibitor program to a privately-held drug development company and $2.0 million from Merck and Co., Inc. (Merck) as a result of the cathepsin K inhibitor program entering a Phase III clinical trial. In addition, for the six months ended December 27, 2008, we recognized only one quarterly royalty revenue payment from Cepheid, one of our licensees, compared to two in the prior year period, as we changed our revenue recognition from an accrual basis to a cash-received basis for this license. This change was due to limitations in our ability to estimate the quarterly royalty revenue prior to receipt of payment in the subsequent quarter. Commencing for the quarter ended December 27, 2008, we began recording royalty revenue from this license on a cash-received basis.

Gross Margin

Gross margin for the six months ended December 27, 2008 increased compared to the prior year period primarily as a result of the increase in net revenues.

Gross margin as a percentage of net revenues decreased to 65% for the six months ended December 27, 2008 compared to 73% for the prior year period. This decrease was primarily due to the exclusion of one quarter of the Cepheid royalty revenue and the inclusion of BHL operations for the full six months ended December 27, 2008. The gross margin percentage for the six months ended December 31, 2007 was positively impacted by revenues of $5.0 million derived from our former small molecule business.

Operating Expenses

SG&A expenses increased by $22.3 million for the six months ended December 27, 2008 compared to the prior year period, primarily due to the inclusion of BHL expenses for the full six months ended December 27, 2008. SG&A expenses for BHL included $6.3 million of allowance for doubtful accounts for the six months ended December 27, 2008 compared to $0.4 million for the prior year period. Corporate SG&A expenses increased due to infrastructure build-out and transition activities related to our separation from Life Technologies.

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

The increase in amortization and impairment of purchased intangible assets for the six months ended December 27, 2008 compared to the prior year period was due primarily to the acquisitions of BHL and Atria, which occurred in October 2007. We recorded an impairment charge of $0.3 million for the six months ended December 27, 2008 related to the trade name acquired with the acquisition of Atria. An annual impairment test was performed utilizing a discounted cash flow valuation model. The book value of the asset was determined to be in excess of its calculated market value.

Employee-related charges, asset impairments and other expenses of $2.3 million for the six months ended December 27, 2008 included a $1.6 million charge related to the realization of pension costs as a result of the split-off from Life Technologies. We also recorded severance costs of $0.8 million for the six months ended December 27, 2008, partially offset by a pre-tax benefit of $0.1 million for a reduction in employee-related costs associated with severance and benefit charges recorded in the year ended June 30, 2007. Employee-related charges, asset impairment and other expenses of $0.4 million for the six months ended December 27, 2007 related to our share of net costs of a patent infringement suit between Abbott and Innogenetics that was settled in April 2008.

Operating Income (Loss)

Our Lab Services segment had an operating loss of $5.9 million for the six months ended December 27, 2008 compared to operating income of $1.5 million for the prior year period. The change was primarily due to the increase in allowance for doubtful accounts expense as described above.

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

(Benefit) Provision for Income Taxes

Our consolidated effective income tax rate for the six months ended December 27, 2008 was a benefit of 8.2%, compared to a provision of 33.3% for the prior year period. The decrease in the provision for income taxes was due to a reduction in the net deferred tax liability, our loss position for the six months ended December 27, 2008 compared to being profitable in the prior year period, and there being a full valuation allowance against the Company’s federal deferred tax assets following the split-off from Life Technologies. A full valuation allowance was established against our federal deferred tax assets at the time of the split-off from Life Technologies as a result of our historic losses.

Quarterly Results of Operations

The following discussion and analysis relates to our results of operations for each quarter in the years ended December 25, 2010 and December 26, 2009. The selected financial information contained in the table below should be read in conjunction with Note 24, Unaudited Quarterly Financial Information to the consolidated financial statements in this Annual Report on Form 10-K.

	Year Ended December 25, 2010
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(Dollar amounts in millions except per share amounts)	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported
Net revenues	$31.4	$30.5	$32.5	$31.8	$31.5	$31.0	$34.9
Gross margin	19.5	18.6	20.8	20.1	19.9	19.4	23.7
Net (loss) income	(12.5)	(12.5)	(6.1)	(6.1)	(8.5)	(8.5)	2.5
Basic and diluted net (loss) income per share	(0.15)	(0.15)	(0.07)	(0.07)	(0.10)	(0.10)	0.03

	Year Ended December 26, 2009
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(Dollar amounts in millions except per share amounts)	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Net revenues	$45.8	$39.0	$41.3	$39.5	$40.0	$39.1	$40.0	$39.2
Gross margin	31.7	25.0	28.0	26.1	27.3	26.4	29.2	28.4
Net (loss) income	(1.4)	(6.5)	(31.7)	(14.7)	(7.4)	(7.4)	7.8	3.6
Basic and diluted net (loss) income per share	(0.02)	(0.08)	(0.39)	(0.18)	(0.09)	(0.09)	0.09	0.04

First Quarter

The restatement adjustments decreased both revenues and gross margin by $0.9 million for the three months ended March 27, 2010 and by $6.8 million for the three months ended March 28, 2009. Revenues decreased $8.5 million for the three months ended March 27, 2010 compared to the three months ended March 28, 2009. Revenues for our Lab Services segment decreased by $5.2 million. The decrease was primarily due to lower sample volume. Sample volumes were adversely impacted by healthcare industry and competitive pressures, including the loss of business from accounts serviced by former BHL sales representatives identified in the now-settled litigation with a competitor and others. Corporate revenues decreased by $2.8 million for the three months ended March 27, 2010 compared to the three months ended March 28, 2009. The decrease was primarily due to lower revenues from licensees, including the completion of certain licensing payments by a licensee, partially offset by increased royalties. Product segment revenues decreased by $0.5 million. Gross margin as a percentage of net revenues decreased to 61% for the three months ended March 27, 2010 from 64% for the three months ended March 28, 2009 primarily as a result of the decrease in revenues.

The restatement adjustments increased net loss by $5.1 million for the three months ended March 28, 2009. Net loss for the three months ended March 27, 2010 increased $6.0 million compared to the three months ended March 28, 2009 primarily due to the decrease in revenues and lower interest income, partially offset by lower SG&A and R&D expenses.

Second Quarter

The restatement adjustments decreased both revenues and gross margin by $0.7 million for the three months ended June 26, 2010 and by $1.8 million for the three months ended June 27, 2009. Revenues decreased $7.7 million for the three months ended June 26, 2010 compared to the three months ended June 27, 2009. Revenues for our Lab Services segment decreased by $4.5 million. The decrease was primarily due to lower sample volume, driven by competitive pressures. Corporate revenues decreased by $4.4 million for the three months ended June 26, 2010 compared to the three months ended June 27, 2009. The decrease was primarily due to lower revenues from licensees, including the completion of certain licensing payments from three licensees, partially offset by increased royalties. Revenues for our Products segment increased by $1.2 million for the three months ended June 26, 2010 compared to the three months ended June 27, 2009 primarily as a result of higher sales of Celera manufactured products distributed by Abbott and increased royalties from sales of RealTimeTM assays used on the m2000TM system. Gross margin as a percentage of net revenues decreased to 63% for the three months ended June 26, 2010 from 66% for the three months ended June 27, 2009 primarily as a result of the decrease in revenues in our Lab Services and Corporate segments, partially offset by changes in product mix and increased royalties in our Products segment.

The restatement adjustments decreased net loss by $17.0 million for the three months ended June 27, 2009. Net loss for the three months ended June 26, 2010 decreased $8.6 million compared to the three months ended June 27, 2009. The decrease in revenues was more than offset by lower operating expenses, and cash received for legal and insurance settlements. The three months ended June 27, 2009 included $5.2 million of discrete income tax benefits.

Third Quarter

The restatement adjustments decreased both revenues and gross margin by $0.5 million for the three months ended September 25, 2010 and by $0.9 million for the three months ended September 26, 2009. Revenues decreased $8.1 million for the three months ended September 25, 2010 compared to the three months ended September 26, 2009. Revenues for our Lab Services segment decreased by $3.4 million. The decrease was primarily due to lower sample volume partially offset by a higher average price per sample as new higher value genetic tests were ordered by physicians. Sample volumes were adversely impacted by healthcare industry and competitive pressures. Corporate revenues decreased by $3.8 million for the three months ended September 25, 2010 compared to the three months ended September 26, 2009. The decrease was primarily due to lower revenues from licensees, including the completion of certain licensing payments from three licensees, partially offset by increased royalties. Revenues for our Products segment for the three months ended September 25, 2010 decreased by $0.9 million compared to the three months ended September 26, 2009 primarily as a result of lower sales of Celera manufactured products distributed by Abbott, partially offset by increased royalties from sales of RealTimeTM assays used on the m2000TM system. Gross margin as a percentage of net revenues decreased to 63% for the three months ended September 25, 2010 from 68% for the three months ended September 26, 2009 primarily as a result in the decrease in revenues in our Lab Services, Corporate and Products segments.

Net loss increased $1.1 million for the three months ended September 25, 2010 compared to the three months ended September 26, 2009. The decrease in revenues was partially offset by a decrease in SG&A expenses and employee-related charges, asset impairments and other. We received a cash payment of $0.8 million during the three months ended September 25, 2010 related to the settlement with HDL. The three months ended September 26, 2009 included a charge of $1.0 million related to the expected outcome of certain legal proceedings, which have now been settled.

Fourth Quarter

The restatement adjustments decreased both revenues and gross margin by $0.8 million for the three months ended December 26, 2009. Revenues decreased $4.3 million for the three months ended December 25, 2010 compared to the three months ended December 26, 2009. Revenues for our Lab Services segment increased by $1.0 million. The increase was primarily due to a higher average price per sample as new higher value genetic tests were ordered by physicians, despite lower sample volume. Sample volumes were adversely impacted by competitive pressures and general economic conditions. Revenues for our Products segment decreased by $0.7 million for the three months ended December 25, 2010 compared to the three months ended December 26, 2009 primarily as a result of lower sales of Celera manufactured products distributed by Abbott, partially offset by increased royalties from sales of RealTimeTM assays used on the m2000TM system. Corporate revenues decreased by $4.6 million for the three months ended December 25, 2010 compared to the three months ended December 26, 2009 primarily due to lower licensing revenue, including the completion of payments from three licensees in the three months ended March 27, 2010. Gross margin as a percentage of net revenues decreased to 68% for the three months ended December 25, 2010 from 72% for the three months ended December 26, 2009 primarily as a result in the decrease in revenues in our Corporate and Products segments, partially offset by increased revenues in our Lab Services segment.

Net income decreased $1.1 million for the three months ended December 25, 2010 compared to the three months ended December 26, 2009. The three months ended December 25, 2010 included a gain on investments of $5.5 million and the three months ended December 26, 2009 included $4.7 million of discrete income tax benefits.

Discussion of Financial Resources and Liquidity

We had cash and cash equivalents and short-term investments of $326.9 million at December 25, 2010 and $326.4 million at December 26, 2009. We believe that existing funds are adequate to satisfy our normal operating cash flow needs and planned capital expenditures for at least the next twelve months.

The following table summarizes the components of our financial resources at December 25, 2010 and December 26, 2009:

(Dollar amounts in millions)	At December 25, 2010	At December 26, 2009
Cash and cash equivalents	$35.0	$56.2
Short-term investments	291.9	270.2

Total cash and cash equivalents and short-term investments	$326.9	$326.4

We maintain a portfolio of investments in marketable debt securities, which are recorded at fair value. To minimize our exposure to credit risk, we invest in corporate and government securities with strong credit ratings and have established guidelines relative to credit, diversification and maturity with the primary objective of maintaining safety of principal. We do not invest in derivative financial instruments or auction rate securities. While global market and economic conditions have improved recently, credit conditions continue to be restrained. Deterioration in the credit markets or an increase in interest rates may have an adverse effect on the fair value of our investment portfolio.

A prolonged economic downturn or a continuing scarcity of credit could adversely affect the financial condition and levels of business activity of our customers. This may in turn have a corresponding negative impact on our future operating results as our customers may delay payment or suffer business failures that may cause us to record additional allowances for doubtful accounts in the future.

The overall increase of cash, cash equivalents and short-term investments of $0.5 million for the year ended December 25, 2010 was due to proceeds from the sale of minority equity investments of $6.2 million, partially offset by additions to property, plant and equipment of $3.5 million, cash used by operations, excluding the amortization of premium on the purchase of investments, of $1.0 million, taxes withheld and paid on the vesting of restricted stock of $0.6 million, a net decrease of $0.3 million in the value of securities within our short-term investments portfolio and the purchase of intangible assets of $0.3 million.

Net cash flows for the years ended December 25, 2010 and December 26, 2009, the six months ended December 27, 2008 and the year ended June 30, 2008 were as follows:

(Dollar amounts in millions)	Year Ended December 25, 2010	Year Ended December 26, 2009	Six Months Ended December 27, 2008	Year Ended June 30, 2008
Net cash provided (used) by operating activities	$2.0	$10.2	$(9.3)	$(7.3)
Net cash (used) provided by investing activities	(22.7)	(33.2)	28.7	24.0
Net cash provided (used) by financing activities	(0.6)	7.2	5.3	(2.7)

(Decrease) increase in cash and cash equivalents	$(21.3)	$(15.8)	$24.7	$14.0

Operating Activities

For the year ended December 25, 2010, net cash provided by operating activities of $2.0 million consisted of income-related cash outflow of $3.2 million and changes in operating assets and liabilities of $5.2 million.

Income-related cash flow represents the net loss for the period adjusted for non-cash charges related to depreciation and amortization, impairment of intangible assets, non-cash interest (income) expense, allowance for doubtful accounts, asset impairments, (gain) loss on investments, employee-related charges and other, share-based compensation, deferred income taxes, loss (gain) on disposal of assets, amortization of premium on purchase of investments and nonreimbursable utilization of tax benefits by Life Technologies.

The changes in operating assets and liabilities for the year ended December 25, 2010 were due to a decrease of $5.9 million in prepaid expenses and other assets caused primarily by the receipt of a federal tax refund in our Corporate segment, and a decrease of $3.5 million in accounts receivable due primarily to collections in all of our segments, partially offset by a decrease of $2.0 million in accounts payable and other liabilities caused primarily by the timing of payments and the payment of a previously accrued legal settlement, and an increase in inventories of $2.2 million, primarily in our Products segment. Accounts payable at December 25, 2010 included a $2.3 million liability related to federal healthcare programs and certain other payors (refer to Note 18 to our consolidated financial statements).

For the year ended December 26, 2009, net cash provided by operating activities of $10.2 million consisted of income-related cash flow of $10.9 million, partially offset by changes in operating assets and liabilities of $0.7 million.

The changes in operating assets and liabilities for the year ended December 26, 2009 were due to a decrease of $4.5 million in accounts payable and other liabilities due primarily to the timing of payments, partially offset by a decrease of $2.1 million in accounts receivable in our Lab Services and Products segments, partially offset by an increase in accounts receivable in our Corporate segment, by a decrease in inventories of $1.5 million, primarily in our Products segment and an increase in prepaid expenses and other assets of $0.3 million.

For the six months ended December 27, 2008, net cash used by operating activities of $9.3 million consisted of income-related cash flow of $4.8 million, offset by movements in operating assets and liabilities of $14.1 million. The movements in operating assets and liabilities for the six months ended December 27, 2008 were due to: an increase of $4.4 million in accounts receivable attributable primarily to increased revenue and slower collections at BHL; an increase of $8.8 million in prepaid expenses and other assets primarily related to an increase in the investment in the former Abbott strategic alliance and prepaid insurance; a decrease of $2.7 million in accounts payable and other liabilities caused primarily by a decrease in accrued salaries and wages due to the timing of bonus payments, and deferred revenue, partially offset by increased accounts payable caused by the timing of payments; partially offset by a decrease in net inventory of $1.8 million.

For the year ended June 30, 2008, net cash used by operating activities of $7.3 million consisted of income-related cash flow of $8.5 million offset by movements in operating assets and liabilities of $15.8 million. The movements in operating assets and liabilities were primarily due to an increase of $15.6 million in accounts receivable due primarily to the acquisition of BHL in October 2007.

Investing Activities

For the year ended December 25, 2010, net cash used by investing activities of $22.7 million was due to the purchase of available-for-sale investments exceeding the proceeds from the maturities and sale of available-for-sale investments by $25.1 million, additions to property, plant and equipment of $3.5 million, and the purchase of product related software licenses of $0.3 million, partially offset by proceeds of $6.2 million from the sale of minority equity investments. Additions to property, plant and equipment included $2.6 million for the purchase of machinery and equipment, primarily in our Corporate segment, $0.5 million for leasehold improvements and $0.4 million for the purchase of software licenses.

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

Financing Activities

For the year ended December 25, 2010, the net cash used by financing activities of $0.6 million related to payments made to satisfy tax obligations on the vesting of restricted stock.

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

At December 25, 2010 and December 26, 2009, we had no off-balance sheet arrangements or obligations.

Contractual Obligations

Our significant contractual obligations at December 25, 2010 and the anticipated payments under these obligations were as follows:

	Anticipated Payments
(Dollar amounts in millions)	Total	<1 Year	1-3 Years	3-5 Years	Thereafter
Minimum operating lease payments (a)	$15.5	$3.8	$3.9	$2.1	$5.7
Purchase obligations	2.1	0.7	1.4	—	—

Total	$17.6	$4.5	$5.3	$2.1	$5.7

(a)	Refer to Note 18 to our consolidated financial statements for further information.

As of December 25, 2010, we had $0.1 million of unrecognized tax benefits. This amount represents the tax benefits associated with various tax positions taken, or expected to be taken, on tax returns that have not been recognized in our financial statements due to uncertainty regarding their resolution. This amount has been excluded from the contractual obligations table because we are unable to reasonably predict the ultimate amount or timing of future tax payments. Refer to Note 16 to our consolidated financial statements.

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

We manage our interest rate risk by maintaining an investment portfolio generally consisting of debt instruments of high credit quality and relatively short maturities. As of December 25, 2010, our cash, cash equivalents and short-term investments were invested in a diversified, liquid portfolio of corporate bonds, treasury and agency securities, as well as asset-backed securities and money market instruments.

To provide an assessment of the interest rate risk associated with our investment portfolio, we considered the volatility of interest rates experienced in prior years as well as the duration of the holdings in our portfolio. We determined that it is reasonably possible that an adverse change of 100 basis points (1.0%) could be experienced in the near term. A hypothetical 1.0% increase in interest rates would result in a decrease in the fair value of our portfolio of $3.0 million. This loss would only be realized if these investments were sold prior to maturity. The decline reflects only the direct impact of the change in interest rates. Other market fluctuations, such as changes in credit risk, could result in additional declines in the value of our investment portfolio.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act), management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 25, 2010. Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures.

Pursuant to this evaluation, our CEO and CFO concluded that, as of December 25, 2010, the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weakness described below under “Management’s Report on Internal Control over Financial Reporting.”

We have taken, and are taking, the actions described more fully below under “Plan for Remediation of the Material Weakness in Internal Control Over Financial Reporting ” to remediate the material weakness in our internal control over financial reporting. Because of the material weakness described in this Item 9A, management performed additional analyses and other post-closing procedures designed to provide reasonable assurance that our consolidated financial statements were prepared in accordance with the provisions of ASC 954 with respect to the classification and timely recognition of unreimbursed and uncollectible charges for services.

We have concluded that the consolidated financial statements in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.

Management’s Report on Internal Control Over Financial Reporting

Management, under the supervision of the CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, refers to a process designed by, or under the supervision of, our CEO and CFO, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes in accordance with GAAP and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, the risk. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 25, 2010 using the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation, management identified the following material weakness in the Company’s internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement to the annual or interim financial statements will not be prevented or detected on a timely basis.

Application of FASB Accounting Standards Codification Topic 954, Health Care Entities (ASC 954)

The Company did not have effective controls to provide assurance as to the appropriate application of ASC 954 with respect to the classification and timely recognition of unreimbursed and uncollectible charges for services. Specifically, the Company did not have effective controls to ensure that these charges were properly classified in the consolidated financial statements, and did not have adequate controls, including the configuration of its information systems to properly analyze and record charges to, and payments from, patients and third party payors, respectively, in order to adequately assess the realizability of its accounts receivable and classification of unreimbursed and uncollectible charges as required by ASC 954.

This material weakness resulted in the adjustment of accounts receivable, allowance for doubtful accounts, revenues and bad debt expenses, which is a component of selling, general and administrative expenses and the restatement of the consolidated financial statements for the year ended December 26, 2009, the six months ended December 27, 2008, the year ended June 30, 2008, each of the quarterly periods in the year ended December 26, 2009 and the first three quarterly periods in the year ended December 25, 2010. Additionally, this material weakness could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

As a result of the material weakness in internal control over financial reporting described above, management concluded that the Company’s internal control over financial reporting was not effective as of December 25, 2010 based on the criteria established in Internal Control – Integrated Framework issued by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 25, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Plan for Remediation of the Material Weakness in Internal Control Over Financial Reporting

Management has been actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness. These remediation efforts, outlined below, are intended both to address the identified material weakness and to enhance the Company’s overall internal control over financial reporting.

The Company’s accounting policy associated with BHL’s revenue recognition has been revised to incorporate the guidance provided for under ASC 954.

Management has also initiated or planned the following actions to further address these internal control issues:

•	a thorough review of the policies and procedures for analyzing and ensuring the appropriate classification and reporting of unreimbursed and uncollectible charges for services;

•	the training of personnel related to the tracking and recording of unreimbursed and uncollectible charges for services in accordance with ASC 954; and

•	the implementation of a new billing system with enhanced tracking and reporting functionality and the hiring of personnel with experience in the new billing system.

The Audit and Finance Committee has directed management to develop a detailed plan and timetable for the implementation of the foregoing remedial measures (to the extent not already completed) and will monitor their implementation. In addition, under the direction of the Audit and Finance Committee, management will continue to review and make necessary changes to the overall design of the Company’s internal control over financial reporting, including making improvements in policies and procedures.

Management believes the measures described above will remediate the material weakness the Company has identified and strengthen its internal control over financial reporting. Management is committed to continuous improvement of the Company’s internal control processes and will continue to diligently review the Company’s financial reporting controls and procedures. As management continues to evaluate and work to improve internal control over financial reporting, the Company may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 25, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the captions, “Directors and Executive Officers,” “Ownership of Company Stock,” “Board of Directors and Corporate Governance,” and “Proposal 1 — Election of Directors” in our 2011 Proxy Statement is incorporated herein by reference. There were no material changes to the procedures by which stockholders may recommend nominees to our board of directors.

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

The information under the captions, “Board of Directors and Corporate Governance,” and “Executive Compensation” in our 2011 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information under the captions, “Ownership of Company Stock,” and “Equity Compensation Plan Information” in our 2011 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the captions, “Related Party Transactions” and “Board of Directors and Corporate Governance” in our 2011 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the caption, “Proposal 2 — Ratification of Selection of Independent Registered Public Accounting Firm” in our 2011 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

			Page
(a)	1.	Financial Statements: Index to Consolidated Financial Statements
		Report of Independent Registered Public Accounting Firm	89
		Consolidated Statements of Operations	91
		Consolidated Statements of Financial Position	92
		Consolidated Statements of Stockholders’ Equity	93
		Consolidated Statements of Cash Flows	94
		Notes to Consolidated Financial Statements	95

	2.	Financial Statement Schedules
		Schedule II — Valuation and Qualifying Accounts	148
		Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying consolidated financial statements or notes thereto.

	3.	Exhibits
		The exhibits listed on the accompanying Exhibit Index immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.	149

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Celera Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)1 present fairly, in all material respects, the financial position of Celera Corporation and its subsidiaries at December 25, 2010 and December 26, 2009, and the results of their operations and their cash flows for the years ended December 25, 2010 and December 26, 2009, for the six months ended December 27, 2008 and for the year ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 25, 2010 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the appropriate application of ASC 954, Health Care Entities, with respect to the classification and timely recognition of unreimbursed and uncollectible charges for services existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing and extent of audit tests applied in our audit of the 2010 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express opinions on these consolidated financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2010 and 2009). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 3 to the consolidated financial statements, the Company has restated its consolidated financial statements for the year ended December 26, 2009, for the six months ended December 27, 2008 and for the year ended June 30, 2008 to correct errors.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 17, 2011

Celera Corporation

Consolidated Statements of Operations

	Year Ended		Six Months Ended December 27, 2008 (As Restated)	Year Ended June 30, 2008 (As Restated)
(Dollar amounts in thousands except per share amounts)	December 25, 2010	December 26, 2009 (As Restated)
Net Revenues
Services	$78,249	$90,435	$46,436	$65,317
Products	31,600	34,772	19,887	32,043
Royalties, licenses and milestones	18,320	31,617	13,253	35,632

Total Net Revenues	128,169	156,824	79,576	132,992

Cost of Sales
Services	30,191	34,396	17,491	24,054
Products	16,222	16,473	9,997	15,725

Total Cost of Sales	46,413	50,869	27,488	39,779

Gross Margin	81,756	105,955	52,088	93,213
Selling, general and administrative	83,154	89,151	48,729	70,921
Research and development	25,319	27,842	15,623	40,867
Amortization of purchased intangible assets	10,217	10,233	5,098	7,115
Employee-related charges, asset impairments and other	2,075	4,307	2,303	6,956
Legal and insurance settlements	(4,380)	1,422	—	(1,100)
Impairment of intangible assets	—	15,655	282	—

Operating Loss	(34,629)	(42,655)	(19,947)	(31,546)
Gain (loss) on investments	5,511	—	(3,234)	(3,080)
Interest income	4,745	6,489	4,834	17,827
Interest expense	(15)	(14)	(6,003)	(66)

Loss Before Income Taxes	(24,388)	(36,180)	(24,350)	(16,865)
(Provision) benefit for income taxes	(215)	11,216	1,178	(95,576)

Net Loss	$(24,603)	$(24,964)	$(23,172)	$(112,441)

Net Loss per Share
Basic and diluted	$(0.30)	$(0.31)	$(0.29)	$(1.41)

Weighted Average Shares Outstanding (in thousands)
Basic and diluted	82,018	81,840	80,388	79,491

See accompanying notes to consolidated financial statements.

Celera Corporation

Consolidated Statements of Financial Position

	At
(Dollar amounts in thousands)	December 25, 2010	December 26, 2009 (As Restated)
Assets
Current assets
Cash and cash equivalents	$34,971	$56,233
Short-term investments	291,913	270,236
Accounts receivable (net of allowances for doubtful accounts of $8,194 and $11,658 respectively)	19,223	25,818
Inventories	8,910	6,702
Income taxes receivable	—	618
Prepaid expenses and other current assets	10,650	11,562

Total current assets	365,667	371,169
Property, plant and equipment, net	12,190	13,878
Goodwill	116,350	116,350
Intangible assets, net	90,753	101,486
Other long-term assets	27,318	29,414

Total Assets	$612,278	$632,297

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$10,027	$8,085
Income taxes payable	4,132	—
Accrued salaries and wages	7,918	8,861
Other accrued expenses	7,364	10,619
Deferred revenue	1,073	1,142

Total current liabilities	30,514	28,707
Other long-term liabilities	14,291	13,599

Total Liabilities	44,805	42,306

Commitments and contingencies (refer to Note 18)

Stockholders’ Equity
Common stock: par value $0.01 per share; 300,000,000 shares authorized; 82,395,082 and 82,169,792 shares issued and 82,083,871 and 81,947,481 shares outstanding at December 25, 2010 and December 26, 2009, respectively	824	822
Preferred stock: par value $0.01 per share; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Additional paid-in capital	1,594,138	1,589,014
Accumulated other comprehensive (loss) income	(1,909)	530
Treasury stock, at cost: 311,211 and 222,311 shares at December 25, 2010 and December 26, 2009, respectively	(2,558)	(1,956)
Accumulated net loss	(1,023,022)	(998,419)

Total Stockholders’ Equity	567,473	589,991

Total Liabilities and Stockholders’ Equity	$612,278	$632,297

See accompanying notes to consolidated financial statements.

Celera Corporation

Consolidated Statements of Stockholders’ Equity

(Dollar amounts in thousands)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Accumulated Net Loss	Net Allocations From Life Technologies	Total Stockholders’ Equity
Balance at June 30, 2007	$—	$—	$—	$—	$(872,758)	$1,600,926	$728,168
Net loss (as restated)	—	—	—	—	(112,441)	—	(112,441)
Minimum pension liability adjustments	—	—	—	—	—	(417)	(417)
Unrealized gain on investments, net	—	—	—	—	—	297	297
Tax benefit related to employee stock options	—	—	—	—	—	1,404	1,404
Adoption of new accounting for uncertain tax positions	—	—	—	—	34,916	—	34,916
Issuances under Celera stock plans	—	—	—	—	—	8,081	8,081
Nonreimburseable utilization of tax benefits by Life Technologies	—	—	—	—	—	(49,523)	(49,523)
Share-based compensation	—	—	—	—	—	6,891	6,891

Balance at June 30, 2008 (as restated)	—	—	—	—	(950,283)	1,567,659	617,376
Allocation following split-off from Life Technologies	801	1,569,459	(2,167)	(434)	—	(1,567,659)	—

Balance at July 1, 2008 (as restated)	801	1,569,459	(2,167)	(434)	(950,283)	—	617,376
Net loss (as restated)	—	—	—	—	(23,172)	—	(23,172)
Unrealized loss on investments	—	—	(4,822)	—	—	—	(4,822)
Termination of pension plan	—	—	1,229	—	—	—	1,229

Comprehensive loss (as restated)							(26,765)

Issuances under Celera stock plans	13	7,115	—	(1,009)	—	—	6,119
Tax benefit related to employee stock options	—	253	—	—	—	—	253
Funding from Life Technologies as a result of the split-off	—	1,310	—	—	—	—	1,310
Share-based compensation	—	2,943	—	—	—	—	2,943

Balance at December 27, 2008 (as restated)	814	1,581,080	(5,760)	(1,443)	(973,455)	—	601,236
Net loss (as restated)	—	—	—	—	(24,964)	—	(24,964)
Unrealized gain on investments, net	—	—	6,290	—	—	—	6,290

Comprehensive loss (as restated)							(18,674)

Issuances under Celera stock plans	8	4,133	—	(513)	—	—	3,628
Funding from Life Technologies as a result of the split-off	—	128	—	—	—	—	128
Share-based compensation	—	3,673	—	—	—	—	3,673

Balance at December 26, 2009 (as restated)	822	1,589,014	530	(1,956)	(998,419)	—	589,991
Net loss	—	—	—	—	(24,603)	—	(24,603)
Unrealized loss on investments, net	—	—	(2,439)	—	—	—	(2,439)

Comprehensive loss							(27,042)

Issuances under Celera stock plans	2	(11)	—	(602)	—	—	(611)
Share-based compensation	—	5,135	—	—	—	—	5,135

Balance at December 25, 2010	$824	$1,594,138	$(1,909)	$(2,558)	$(1,023,022)	$—	$567,473

See accompanying notes to consolidated financial statements.

Celera Corporation

Consolidated Statements of Cash Flows

	Year Ended
(Dollar amounts in thousands except per share amounts)	December 25, 2010	December 26, 2009 (As Restated)	Six Months Ended December 27, 2008 (As Restated)	Year Ended June 30, 2008 (As Restated)
Operating Activities
Net loss	$(24,603)	$(24,964)	$(23,172)	$(112,441)
Adjustments to reconcile net loss from operations to net cash provided (used) by operating activities:
Depreciation and amortization	15,873	16,112	8,098	13,140
Impairment of intangible assets	—	15,655	282	—
Non-cash interest (income) expense	(946)	(912)	6,003	—
Allowance for doubtful accounts	3,124	7,801	6,284	5,533
Asset impairments	—	—	—	3,080
(Gain) loss on investments	(5,511)	—	3,230	—
Employee-related charges and other	377	2,190	1,893	2,261
Share-based compensation	5,135	3,673	2,944	6,887
Deferred income taxes	158	(10,790)	(973)	139,636
Loss (gain) on disposal of assets	211	286	292	(91)
Amortization of premium on purchase of investments	3,058	1,821	—	—
Nonreimbursable utilization of tax benefits by Life Technologies	—	—	—	(49,518)
Changes in operating assets and liabilities:
Accounts receivable	3,471	2,055	(4,419)	(15,588)
Inventories	(2,208)	1,507	1,802	1,011
Prepaid expenses and other assets	5,898	285	(8,821)	10,592
Accounts payable and other liabilities	(1,980)	(4,529)	(2,694)	(11,819)

Net Cash Provided (Used) by Operating Activities	2,057	10,190	(9,251)	(7,317)

Investing Activities
Proceeds from maturities of available-for-sale investments	161,756	117,875	66,810	143,094
Proceeds from sales of available-for-sale investments	48,702	34,922	17,194	327,554
Purchase of available-for-sale investments	(235,553)	(172,120)	(47,846)	(228,568)
Purchase of intangible assets	(325)	(10,650)	(2,250)	—
Purchase of property, plant and equipment	(3,526)	(4,029)	(4,576)	(4,138)
Proceeds from the sale of minority equity investments	6,238	—	—	—
Proceeds from the sale of assets	—	780	—	485
Acquisitions, net of cash acquired	—	—	—	(214,437)
Investment in Abbott alliance activity, net	—	—	(666)	(2)

Net Cash (Used) Provided by Investing Activities	(22,708)	(33,222)	28,666	23,988

Financing Activities
Principal payments on loans payable and debt	—	(62)	(71)	(10,622)
Funding from Life Technologies as a result of the split-off	—	128	1,310	—
Proceeds from the issuance of stock, net of taxes withheld and paid	(611)	7,181	4,046	7,910

Net Cash (Used) Provided by Financing Activities	(611)	7,247	5,285	(2,712)

Net Change in Cash and Cash Equivalents	(21,262)	(15,785)	24,700	13,959
Cash and Cash Equivalents at Beginning of Period	56,233	72,018	47,318	33,359

Cash and Cash Equivalents at End of Period	$34,971	$56,233	$72,018	$47,318

See accompanying notes to consolidated financial statements.

Celera Corporation

Notes to Consolidated Financial Statements

1. The Company and Nature of Operations

Organization

Celera Corporation is a healthcare business focusing on the integration of genetic testing into routine clinical care through a combination of products and services incorporating proprietary discoveries.

When used in these notes, references to the “Company” and “Celera” refer to the Celera Group for all periods prior to the completion of the split-off from Applied Biosystems, Inc. (Applied Biosystems), formerly known as Applera Corporation (Applera), which is discussed below under “Relationship with Life Technologies (Formerly Known as Applied Biosystems)”, and to Celera Corporation and its subsidiaries for all periods following the completion of the split-off, in each case, unless the context otherwise requires.

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

Relationship with Life Technologies (Formerly Known as Applied Biosystems)

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

Following the split-off, on July 1, 2008, Celera became a stand-alone company with its own consolidated financial statements. As a result, the comparability of certain items has been affected, including stockholders’ equity, which is discussed further in Note 20.

The consolidated financial statements include the financial statements of Celera Corporation and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company has revised accounts receivable and accounts payable in its consolidated statement of financial position at December 26, 2009 in order to correct an immaterial misclassification.

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

Selected financial information for the six months ended December 27, 2008 and selected unaudited financial information for the six months ended December 31, 2007 is as follows:

(Dollar amounts in millions except per share amounts)	Six Months Ended
	December 27, 2008 (As Restated)	December 31, 2007 (As Restated)
		Unaudited
Total net revenues	$79.6	$54.3
Gross margin	52.1	39.8
Operating loss	(19.9)	(10.5)
(Loss) income before income taxes	(24.4)	1.0
Net (loss) income	(23.2)	0.5
Basic and diluted net (loss) income per share	(0.29)	0.01

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

The fair value of Celera stock options granted in the years ended December 25, 2010 and December 26, 2009, the six months ended December 27, 2008 and the year ended June 30, 2008 was estimated at the grant date with the following weighted average assumptions:

	Year Ended December 25, 2010	Year Ended December 26, 2009	Six Months Ended December 27, 2008	Year Ended June 30, 2008
Expected option term in years	5	5	6	5
Expected volatility	51%	51%	41%	33%
Risk-free interest rate	2.3%	2.5%	3.1%	3.8%
Expected dividends	0.0%	0.0%	0.0%	0.0%

Expected Option Term

The Company’s expected option term represents the period the share-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior.

Option grants made under the Plan to members of the Company’s Board of Directors have a vesting period of three years for grants given upon joining the Board and one year for annual grants given at each meeting of the Company’s stockholders. All other option awards granted under the Plan have a vesting period of four years.

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

Declines in value determined to be other than temporary on available for sale securities are reported in (gain) loss on investments in the Consolidated Statements of Operations. This may include losses due to, among other factors, bankruptcy of the issuer and changes in credit quality resulting from continued disruption in the capital markets.

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

Revenues and Accounts Receivable

Service revenues include patient test revenues associated with BHL’s operations. This revenue is recognized on completion of the testing process and when the test results are sent to the ordering healthcare provider. Billings to patients are recognized as revenue at established retail rates. Billings for services reimbursed by Medicare, private insurance companies and managed care organizations, commonly referred to, collectively, as “third-party payors,” are recorded as revenues net of allowances for differences between amounts billed and the estimated receipts from such payors. Estimated receipts are based upon historical payment practices of third-party payors. Differences between estimated allowances and actual cash receipts are recorded as an adjustment to revenue. The Company periodically adjusts these estimates based upon historical payment trends.

Disease management revenue is deferred and recognized over the period when disease management services are available to the patient.

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

Product revenues include sales to Abbott. The strategic alliance agreement with Abbott was terminated effective October 1, 2008, and replaced with distribution and royalty agreements (refer to Note 21 for a description of the Abbott agreements). Under the terms of the distribution agreement, the Company recognizes product revenue, net of estimated sales returns and allowances, at the time of shipment. Royalties are recognized as earned under the terms of the royalty agreement.

Prior to the termination of the Abbott strategic alliance agreement, all revenues, costs and expenses of the alliance were shared equally by both parties. Research and development and administrative costs incurred by the Company in connection with the alliance are presented on a gross basis in the Consolidated Statements of Operations. At the end of each reporting period, the two companies compared a statement of revenues and expenses for alliance activities recorded by each party. A calculation was made to determine the amount that needed to be paid to evenly split both the revenue and expenses. This payment is referred to as the equalization payment and was recorded by the Company as revenue. The timing and nature of equalization revenue led to fluctuations in both reported revenues and gross margins from period to period due to changes in end-user sales of alliance products and differences in relative operating expenses between the alliance partners.

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

Royalty revenues are recognized when earned over the term of the agreement in exchange for the grant of licenses to use products or some technologies for which Celera holds patent rights. Revenue is recognized for estimates of royalties earned during the applicable period, based on management’s best estimate, which takes into account historical activity, and make changes for actual royalties received in the following quarter. Historically, these differences have not been material to the consolidated financial statements. For those arrangements where royalties cannot be reasonably estimated, revenue is recognized based upon either the receipt of the royalty statements or on the receipt of cash from the licensees.

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

Research and development contract revenue is recognized as earned, in accordance with the terms of each agreement. Corporate revenues related to research and development were $0.8 million for the year ended December 25, 2010, $0.8 million for the year ended December 26, 2009, $0.5 million for the six months ended December 27, 2008 and $1.5 million for the year ended June 30, 2008.

Bad debt expense is recorded in SG&A expenses in order to maintain an appropriate level of allowance for doubtful accounts. The process for determining the appropriate level of allowance for doubtful accounts involves judgment, and considers such factors as the age of the underlying receivables, historical and projected collection trends, the composition of outstanding receivables between third party payors and patients, current economic conditions and regulatory changes. The allowance for doubtful accounts is reviewed for adequacy, at a minimum, on a quarterly basis. An account is fully reserved when reasonable collection efforts have been unsuccessful and it is probable the receivable will not be recovered.

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

Prior to the split-off, costs associated with specific services were determined based on actual usage, transactions processed or estimated proportionate effort. The Consolidated Statements of Operations include $7.2 million for the year ended June 30, 2008 for such services. Where costs could not practically be determined by specific utilization, allocation was made primarily based on head count, total expenses and revenues attributed to Celera. The Consolidated Statements of Operations include $8.3 million for the year ended June 30, 2008 for these costs.

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

Recently Issued Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (FASB) issued guidance to amend the disclosure requirements related to the credit quality of financing receivables and the related allowance for credit losses. The guidance requires an entity to disaggregate by portfolio segment or class certain existing disclosures and provide new disclosures about its financing receivables and related allowance for credit losses. The guidance was effective for the fourth quarter of 2010. The adoption did not have a material effect on the Company’s consolidated financial statements.

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

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

In February 2010, the FASB issued guidance which removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated. The guidance was effective for the Company’s first quarter of 2010. The adoption did not have a material effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active markets for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll-forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance was effective for the Company’s first quarter of 2010. The adoption did not have a material effect on the Company’s consolidated financial statements.

3. Restatement of Previously Issued Financial Statements

The Company has restated its consolidated financial statements for the year ended December 26, 2009, the six months ended December 27, 2008 and the year ended June 30, 2008. In addition, the Company has restated its Condensed Consolidated Statements of Operations for each of the quarterly periods in the year ended December 26, 2009 and for the first three quarters of the year ended December 25, 2010, as presented in Note 24, Unaudited Quarterly Financial Information.

Background to the Restatement

The restated financial statements correct the following errors:

Classification of Bad Debt Expenses

As a result of applying FASB Accounting Standards Codification Topic 954, Health Care Entities (ASC 954), certain amounts that were previously included in bad debt expenses as a component of selling, general and administrative expenses, have now been correctly reflected as a reduction in revenue. The errors in classification resulted in an overstatement of consolidated revenues and of selling, general and administrative expenses. The effect of correcting these errors has been recorded in the applicable restated periods.

Recognition of Unreimbursed and Uncollectible Charges

Patient test revenues reimbursed by third-party payors are recorded based on the estimated receipts from such payors. Amounts that are determined to be unreimburseable or uncollectible are recorded as an adjustment to revenues. During the second quarter of 2009, certain BHL receivables were determined to be uncollectible. A bad debt charge for these receivables was recorded in the second quarter of 2009. The Company has subsequently determined that a portion of this charge related to prior periods. The effect of correcting this error, and the associated tax effect, has been recorded in the applicable restated periods.

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

The effect of correcting the errors on the restated Consolidated Statements of Operations and Cash Flows for the year ended December 26, 2009, the six months ended December 27, 2008 and the year ended June 30, 2008, and the Consolidated Statement of Financial Position at December 26, 2009 are presented below:

Celera Corporation

Consolidated Statement of Operations

Year Ended December 26, 2009

		Adjustments
(Dollar amounts in thousands except per share amounts)	As Previously Reported on Form 10-K	Classification of Bad Debt Expenses	Recognition of Unreimbursed and Uncollectible Charges	As Restated
Net Revenues
Services	$100,716	$(22,259)	$11,978	$90,435
Products	34,772	—	—	34,772
Royalties, licenses and milestones	31,617	—	—	31,617

Total Net Revenues	167,105	(22,259)	11,978	156,824

Cost of Sales
Services	34,396	—	—	34,396
Products	16,473	—	—	16,473

Total Cost of Sales	50,869	—	—	50,869

Gross Margin	116,236	(22,259)	11,978	105,955
Selling, general and administrative	111,410	(22,259)	—	89,151
Research and development	27,842	—	—	27,842
Amortization of purchased intangible assets	10,233	—	—	10,233
Employee-related charges, asset impairments and other	4,307	—	—	4,307
Legal settlements	1,422	—	—	1,422
Impairment of intangible assets	15,655	—	—	15,655

Operating Loss	(54,633)	—	11,978	(42,655)
Interest income	6,489	—	—	6,489
Interest expense	(14)	—	—	(14)

Loss Before Income Taxes	(48,158)	—	11,978	(36,180)
Benefit (provision) for income taxes	15,408	—	(4,192)	11,216

Net Loss	$(32,750)	$—	$7,786	$(24,964)

Net Loss per Share
Basic and diluted	$(0.40)			$(0.31)

Weighted Average Shares Outstanding (in thousands)
Basic and diluted	81,840			81,840

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

Celera Corporation

Consolidated Statement of Operations

Six Months Ended December 27, 2008

		Adjustments
(Dollar amounts in thousands except per share amounts)	As Previously Reported on Form 10-K	Classification of Bad Debt Expenses	Recognition of Unreimbursed and Uncollectible Charges	As Restated
Net Revenues
Services	$59,912	$(3,421)	$(10,055)	$46,436
Products	19,887	—	—	19,887
Royalties, licenses and milestones	13,253	—	—	13,253

Total Net Revenues	93,052	(3,421)	(10,055)	79,576

Cost of Sales
Services	17,491	—	—	17,491
Products	9,997	—	—	9,997

Total Cost of Sales	27,488	—	—	27,488

Gross Margin	65,564	(3,421)	(10,055)	52,088
Selling, general and administrative	52,150	(3,421)	—	48,729
Research and development	15,623	—	—	15,623
Amortization of purchased intangible assets	5,098	—	—	5,098
Employee-related charges, asset impairments and other	2,303	—	—	2,303
Impairment of intangible assets	282	—	—	282

Operating Loss	(9,892)	—	(10,055)	(19,947)
Loss on investments	(3,234)	—	—	(3,234)
Interest income	4,834	—	—	4,834
Interest expense	(6,003)	—	—	(6,003)

Loss Before Income Taxes	(14,295)	—	(10,055)	(24,350)
Benefit for income taxes	1,178	—	—	1,178

Net Loss	$(13,117)	$—	$(10,055)	$(23,172)

Net Loss per Share
Basic and diluted	$(0.16)			$(0.29)

Weighted Average Shares Outstanding (in thousands)
Basic and diluted	80,388			80,388

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

Celera Corporation

Consolidated Statement of Operations

Year Ended June 30, 2008

		Adjustments
(Dollar amounts in thousands except per share amounts)	As Previously Reported on Form 10-K	Classification of Bad Debt Expenses	Recognition of Unreimbursed and Uncollectible Charges	As Restated
Net Revenues
Services	$70,993	$(3,753)	$(1,923)	$65,317
Products	32,043	—	—	32,043
Royalties, licenses and milestones	35,632	—	—	35,632

Total Net Revenues	138,668	(3,753)	(1,923)	132,992

Cost of Sales
Services	24,054	—	—	24,054
Products	15,725	—	—	15,725

Total Cost of Sales	39,779	—	—	39,779

Gross Margin	98,889	(3,753)	(1,923)	93,213
Selling, general and administrative	74,674	(3,753)	—	70,921
Research and development	40,867	—	—	40,867
Amortization of purchased intangible assets	7,115	—	—	7,115
Employee-related charges, asset impairments and other	6,956	—	—	6,956
Legal settlements	(1,100)	—	—	(1,100)

Operating Loss	(29,623)	—	(1,923)	(31,546)
Loss on investments	(3,080)	—	—	(3,080)
Interest income	17,827	—	—	17,827
Interest expense	(66)	—	—	(66)

Loss Before Income Taxes	(14,942)	—	(1,923)	(16,865)
Provision for income taxes	(95,576)	—	—	(95,576)

Net Loss	$(110,518)	$—	$(1,923)	$(112,441)

Net Loss per Share
Basic and diluted	$(1.39)			$(1.41)

Weighted Average Shares Outstanding (in thousands)
Basic and diluted	79,491			79,491

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

Celera Corporation

Consolidated Statement of Cash Flows

Year Ended December 26, 2009

		Adjustments
(Dollar amounts in thousands except per share amounts)	As Previously Reported on Form 10-K	Classification of Bad Debt Expenses	Recognition of Unreimbursed and Uncollectible Charges	As Restated
Operating Activities
Net loss	$(32,750)	$—	$7,786	$(24,964)
Adjustments to reconcile net loss from operations to net cash provided by operating activities:
Depreciation and amortization	16,112	—	—	16,112
Impairment of intangible assets	15,655	—	—	15,655
Non-cash interest income	(912)	—	—	(912)
Allowance for doubtful accounts	30,060	(22,259)	—	7,801
Employee-related charges and other	2,190	—	—	2,190
Share-based compensation	3,673	—	—	3,673
Deferred income taxes	(10,790)	—	—	(10,790)
Loss on disposal of assets	286	—	—	286
Amortization of premium on purchase of investments	1,821	—	—	1,821
Changes in operating assets and liabilities:
Accounts receivable	(8,226)	22,259	(11,978)	2,055
Inventories	1,507	—	—	1,507
Prepaid expenses and other assets	(3,907)	—	4,192	285
Accounts payable and other liabilities	(4,529)	—	—	(4,529)

Net Cash Provided by Operating Activities	10,190	—	—	10,190

Investing Activities
Proceeds from maturities of available-for-sale investments	117,875	—	—	117,875
Proceeds from sales of available-for-sale investments	34,922	—	—	34,922
Purchase of available-for-sale investments	(172,120)	—	—	(172,120)
Purchase of intangible assets	(10,650)	—	—	(10,650)
Purchase of property, plant and equipment	(4,029)	—	—	(4,029)
Proceeds from the sale of assets	780	—	—	780

Net Cash Used by Investing Activities	(33,222)	—	—	(33,222)

Financing Activities
Principal payments on loans payable and debt	(62)	—	—	(62)
Funding from Life Technologies as a result of the split-off	128	—	—	128
Proceeds from the issuance of stock, net of taxes withheld and paid	7,181	—	—	7,181

Net Cash Provided by Financing Activities	7,247	—	—	7,247

Net Change in Cash and Cash Equivalents	(15,785)	—	—	(15,785)
Cash and Cash Equivalents at Beginning of Period	72,018	—	—	72,018

Cash and Cash Equivalents at End of Period	$56,233	$—	$—	$56,233

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

Celera Corporation

Consolidated Statement of Cash Flows

Six Months Ended December 27, 2008

		Adjustments
(Dollar amounts in thousands except per share amounts)	As Previously Reported on Form 10-K	Classification of Bad Debt Expenses	Recognition of Unreimbursed and Uncollectible Charges	As Restated
Operating Activities
Net loss	$(13,117)	$—	$(10,055)	$(23,172)
Adjustments to reconcile net loss from operations to net cash used by operating activities:
Depreciation and amortization	8,098	—	—	8,098
Impairment of intangible assets	282	—	—	282
Non-cash interest income	6,003	—	—	6,003
Allowance for doubtful accounts	9,705	(3,421)	—	6,284
Loss on investments	3,230			3,230
Employee-related charges and other	1,893	—	—	1,893
Share-based compensation	2,944	—	—	2,944
Deferred income taxes	(973)	—	—	(973)
Loss on disposal of assets	292	—	—	292
Changes in operating assets and liabilities:
Accounts receivable	(17,895)	3,421	10,055	(4,419)
Inventories	1,802	—	—	1,802
Prepaid expenses and other assets	(8,821)	—	—	(8,821)
Accounts payable and other liabilities	(2,694)	—	—	(2,694)

Net Cash Used by Operating Activities	(9,251)	—	—	(9,251)

Investing Activities
Proceeds from maturities of available-for-sale investments	66,810	—	—	66,810
Proceeds from sales of available-for-sale investments	17,194	—	—	17,194
Purchase of available-for-sale investments	(47,846)	—	—	(47,846)
Purchase of intangible assets	(2,250)	—	—	(2,250)
Purchase of property, plant and equipment	(4,576)	—	—	(4,576)
Investment in Abbott alliance activity, net	(666)	—	—	(666)

Net Cash Provided by Investing Activities	28,666	—	—	28,666

Financing Activities
Principal payments on loans payable and debt	(71)	—	—	(71)
Funding from Life Technologies as a result of the split-off	1,310	—	—	1,310
Proceeds from the issuance of stock, net of taxes withheld and paid	4,046	—	—	4,046

Net Cash Provided by Financing Activities	5,285	—	—	5,285

Net Change in Cash and Cash Equivalents	24,700	—	—	24,700
Cash and Cash Equivalents at Beginning of Period	47,318	—	—	47,318

Cash and Cash Equivalents at End of Period	$72,018	$—	$—	$72,018

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

Celera Corporation

Consolidated Statement of Cash Flows

Year Ended June 30, 2008

		Adjustments
(Dollar amounts in thousands except per share amounts)	As Previously Reported on Form 10-K	Classification of Bad Debt Expenses	Recognition of Unreimbursed and Uncollectible Charges	As Restated
Operating Activities
Net loss	$(110,518)	$—	$(1,923)	$(112,441)
Adjustments to reconcile net loss from operations to net cash used by operating activities:
Depreciation and amortization	13,140	—	—	13,140
Allowance for doubtful accounts	9,286	(3,753)	—	5,533
Asset impairments	3,080	—	—	3,080
Employee-related charges and other	2,261	—	—	2,261
Share-based compensation	6,887	—	—	6,887
Deferred income taxes	139,636	—	—	139,636
Gain on disposal of assets	(91)	—	—	(91)
Nonreimbursable utilization of tax benefits by Life Technologies	(49,518)	—	—	(49,518)
Changes in operating assets and liabilities:
Accounts receivable	(21,264)	3,753	1,923	(15,588)
Inventories	1,011	—	—	1,011
Prepaid expenses and other assets	10,592	—	—	10,592
Accounts payable and other liabilities	(11,819)	—	—	(11,819)

Net Cash Used by Operating Activities	(7,317)	—	—	(7,317)

Investing Activities
Proceeds from maturities of available-for-sale investments	143,094	—	—	143,094
Proceeds from sales of available-for-sale investments	327,554	—	—	327,554
Purchase of available-for-sale investments	(228,568)	—	—	(228,568)
Purchase of property, plant and equipment	(4,138)	—	—	(4,138)
Proceeds from the sale of assets	485	—	—	485
Acquisitions, net of cash acquired	(214,437)	—	—	(214,437)
Investment in Abbott alliance activity, net	(2)	—	—	(2)

Net Cash Provided by Investing Activities	23,988	—	—	23,988

Financing Activities
Principal payments on loans payable and debt	(10,622)	—	—	(10,622)
Proceeds from the issuance of stock, net of taxes withheld and paid	7,910	—	—	7,910

Net Cash Used by Financing Activities	(2,712)	—	—	(2,712)

Net Change in Cash and Cash Equivalents	13,959	—	—	13,959
Cash and Cash Equivalents at Beginning of Period	33,359	—	—	33,359

Cash and Cash Equivalents at End of Period	$47,318	$—	$—	$47,318

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

Celera Corporation

Consolidated Statement of Financial Position

As at December 26, 2009

		Adjustments
(Dollar amounts in thousands except per share amounts)	As Previously Reported on Form 10-K	Classification of Bad Debt Expenses	Recognition of Unreimbursed and Uncollectible Charges	As Restated
Assets
Current assets
Cash and cash equivalents	$56,233	$—	$—	$56,233
Short-term investments	270,236	—	—	270,236
Accounts receivable (net of allowances for doubtful accounts of $18,632 and $11,658 as restated)	25,818	—	—	25,818
Inventories	6,702	—	—	6,702
Income taxes receivable	4,810		(4,192)	618
Prepaid expenses and other current assets	11,562	—	—	11,562

Total current assets	375,361	—	(4,192)	371,169
Property, plant and equipment, net	13,878	—	—	13,878
Goodwill	116,350	—	—	116,350
Intangible assets, net	101,486	—	—	101,486
Other long-term assets	29,414	—	—	29,414

Total Assets	$636,489	$—	$(4,192)	$632,297

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	8,085	—	—	8,085
Accrued salaries and wages	8,861	—	—	8,861
Other accrued expenses	10,619	—	—	10,619
Deferred revenue	1,142	—	—	1,142

Total current liabilities	28,707	—	—	28,707
Other long-term liabilities	13,599	—	—	13,599

Total Liabilities	42,306	—	—	42,306

Stockholders’ Equity
Common stock: par value $0.01 per share; 300,000,000 shares authorized; 82,169,792 shares issued; and 81,947,481 shares outstanding	822	—	—	822
Preferred stock: par value $0.01 per share; 10,000,000 shares authorized; zero shares issued and outstanding	—	—	—	—
Additional paid-in capital	1,589,014	—	—	1,589,014
Accumulated other comprehensive loss	530	—	—	530
Treasury stock, at cost: 222,311 shares	(1,956)	—	—	(1,956)
Accumulated net loss	(994,227)	—	(4,192)	(998,419)

Total Stockholders’ Equity	594,183	—	(4,192)	589,991

Total Liabilities and Stockholders’ Equity	$636,489	$—	$(4,192)	$632,297

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

4. Acquisitions

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

The recorded values of the intangible assets, other than the trade name, are being amortized over their expected period of benefit, which on a weighted-average basis is approximately 12 years. An established client list, a recognized company name and a broad portfolio of clinical laboratory tests and disease management services focused on the secondary prevention market were among the factors that resulted in the recognition of goodwill. The goodwill and trade name are reviewed for impairment as part of Celera’s annual impairment tests. The goodwill recognized is not deductible for federal income tax purposes. The net assets and results of operations of BHL have been included in the consolidated financial statements since the date of the acquisition.

The purchase price allocation was revised during the six months ended December 27, 2008 to reflect a reduction in tax liability of $0.3 million at the date of acquisition. As a result, the goodwill attributable to the Lab Services segment was reduced by $0.3 million to $103.0 million.

In connection with the acquisition, Celera assumed $10.8 million of floating and fixed rate debt. All of the debt was repaid prior to December 26, 2009.

As described in Note 12, the value of the trade name was tested for impairment at June 27, 2009. The book value was found to be in excess of the market value and, as a result, the related intangible asset was reduced by $14.9 million to $6.9 million.

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

The following selected unaudited pro forma financial information has been prepared assuming the acquisition had occurred at the beginning of the period presented and gives effect to purchase accounting adjustments. Net revenues have been adjusted to reflect the restatements discussed in Note 3, Restatement of Previously Issued Financial Statements:

(Dollar amounts in millions except per share amounts)	Year Ended June 30, 2008 (As Restated)
Net revenues	$151.6
Net loss	(118.1)
Pro forma basic and diluted loss per share	(1.49)

Unaudited pro forma net loss for the year ended June 30, 2008 included $5.8 million of amortization of intangible assets related to this acquisition. This unaudited pro forma data is for informational purposes only and may not be indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of the year presented or of the future operations of the consolidated companies.

Atria Genetics, Inc.

In October 2007, Celera acquired substantially all of the assets of Atria Genetics, Inc. (Atria) for $33.3 million in cash, including transaction costs. Atria’s human leukocyte antigen (HLA) testing products are used for identifying potential donors in the matching process for bone marrow transplantation. The acquisition provided Celera with direct access to tissue typing in the transplantation and bone marrow registry market. The acquisition was funded by available cash.

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

The recorded values of the intangible assets are being amortized over their expected period of benefit, which on a weighted-average basis is approximately 12 years. The relationship with end user customers, line of HLA testing products, core technology and an established name were among the factors that resulted in the recognition of goodwill. The goodwill is reviewed for impairment as part of Celera’s annual impairment tests. The entire amount of goodwill is deductible for federal income tax purposes. The net assets and results of operations of Atria have been included in the consolidated financial statements since the date of the acquisition.

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

As described in Note 12, the value of the trade name was tested for impairment at December 27, 2008 and June 27, 2009. The book value was found to be in excess of the market value by $0.3 million at December 27, 2008 and by $0.8 million at June 27, 2009 and, as a result, the book value of the related intangible asset was reduced to $0.9 million. At December 25, 2010, the trade name was determined to no longer be indefinitely lived. The Company has transferred the trade name from indefinite lived intangibles assets and will amortize its carrying value of $0.9 million at December 25, 2010 over a life of ten years.

The following selected unaudited pro forma financial information has been prepared assuming the acquisition had occurred at the beginning of the period presented and gives effect to purchase accounting adjustments. Net revenues have been adjusted to reflect the restatements discussed in Note 3, Restatement of Previously Issued Financial Statements:

(Dollar amounts in millions except per share amounts)	Year Ended June 30, 2008 (As Restated)
Net revenues	$135.4
Net loss	(112.0)
Pro forma basic and diluted loss per share	(1.41)

Unaudited pro forma net loss for the year ended June 30, 2008 included $0.6 million of amortization of intangible assets related to this acquisition. This unaudited pro forma data is for informational purposes only and may not be indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of the year presented or of the future operations of the consolidated companies.

5. Employee-Related Charges, Asset Impairments and Other

Restructurings

During the year ended December 25, 2010, Celera committed to a restructuring program which will result in a workforce reduction of approximately 55 positions. Total severance and related cash costs of approximately $3.7 million are expected to be incurred in connection with the program, $2.2 million of which were recorded in employee-related charges, asset impairments and other in the Consolidated Statement of Operations for the year ended December 25, 2010. Costs of $1.2 million, $0.9 million and $0.1 million were recorded in the Company’s Corporate, Lab Services and Products segments, respectively. The Company expects to complete the program by the end of the second quarter of 2011.

A reversal of a previously established accrual of $0.3 million was also recorded in employee-related charges, asset impairments and other in the Consolidated Statements of Operations for the year-ended December 25, 2010. The reversal, primarily recorded in the Company’s Lab Services segment, related to severance and related costs associated with the Company’s 2009 restructuring programs, which are further described below.

Also during the year ended December 25, 2010, Celera recorded a net charge of $0.2 million in employee-related charges, asset impairments and other in the Consolidated Statements of Operations for additional lease expenses related to a facility previously used by Paracel, Inc., a business Celera acquired in 2000 and closed in 2005. The charge, which was recorded in Celera’s Corporate segment, was a revision to an accrual previously established in 2005. Through December 25, 2010, Celera made cash payments of $6.6 million related to the excess lease space charge. The remaining cash expenditures related to this charge of $0.2 million are expected to be paid through June 2011.

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

During the year ended December 26, 2009, Celera committed to a restructuring program which resulted in a workforce reduction of approximately 90 positions. Total costs of $3.2 million were recorded in connection with the program. Severance and related costs of $2.6 million and property-related costs of $0.6 million were recorded in employee-related charges, asset impairments and other in the Consolidated Statements of Operations for the year ended December 26, 2009. Costs of $2.1 million, $0.5 million and $0.6 million were recorded in the Company’s Lab Services, Products and Corporate segments, respectively. The property-related charge primarily represented the estimated cost of excess lease space less estimated future sublease income on a number of facilities. Remaining cash expenditures of $0.1 million for the excess lease space charge are expected to be paid through April 2012. Remaining cash expenditures of $0.1 million for severance and related costs are expected to be paid through March 2011.

Also during the year ended December 26, 2009, Celera committed to a plan to close its Rockville, Maryland facility, which resulted in a workforce reduction of approximately ten positions. This facility historically housed the majority of Celera’s proteomic research. Following the substantial completion of the research phase of the proteomics projects in Rockville, the Company transferred its diagnostic lung cancer program to its Alameda, California facility. The closure of the Rockville facility was completed at the end of October 2009.

The Company recorded a net charge of $0.7 million in its Corporate segment relating to the closure of its Rockville facility. Severance and related costs of $0.6 million and property-related costs of $0.7 million, partially offset by a gain on sale of equipment of $0.6 million, were recorded in employee-related charges, asset impairments and other in the Consolidated Statements of Operations for the year ended December 26, 2009. The property-related costs primarily represented the estimated cost of excess lease space less estimated future sublease income for the facility. All payments associated with the excess lease space and for severance and related costs were completed in the year ended December 25, 2010.

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

Also for the year ended June 30, 2008, Celera recorded severance and related costs of $0.8 million for approximately 20 employees and property-related costs of $0.9 million in employee-related charges, asset impairments and other in the Consolidated Statements of Operations. The charge, recorded in the Company’s Corporate segment, reflected a reduction in the Company’s proteomic-based activities. The property-related charge represented the estimated cost of excess lease space less estimated future sublease income on a facility. All payments associated with this restructuring program were completed in the year ended December 25, 2010.

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

For the year ended June 30, 2006, Celera recorded a $26.4 million charge primarily related to its decision to exit its small molecule drug discovery and development programs. These charges, primarily recorded in Celera’s

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

Corporate segment, included severance and related costs, impairment costs associated with an owned facility and other property-related costs. All payments associated with this restructuring program were completed in the year ended June 30, 2008.

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

6. Net Loss per Share

Basic and diluted net loss per share has been computed for the years ended December 25, 2010 and December 26, 2009, and for the six months ended December 27, 2008 using the weighted average number of common shares outstanding for the period.

Net loss per share has been presented for the year ended June 30, 2008 to reflect the capital structure of Celera subsequent to the split-off date. Basic and diluted net loss per share has been computed by dividing the net loss for the year by the weighted average number of shares of Celera Group common stock outstanding for the period.

Restricted stock unit awards and stock options to acquire 6.2 million, 5.0 million, 6.3 million and 7.6 million shares of common stock at December 25, 2010, December 26, 2009, December 27, 2008 and June 30, 2008, respectively, have been excluded from the computations of diluted net loss per share because their effect would have been anti-dilutive.

7. Investments

The fair value of short-term investments and unrealized gains and losses at December 25, 2010 and December 26, 2009 were as follows:

	At December 25, 2010
(Dollar amounts in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$60.9	$0.7	$(0.1)	$61.5
U.S. government agency securities (a)	74.4	0.3	—	74.7
Non-U.S. government agency securities	29.4	0.1	—	29.5
Corporate bonds	117.5	0.7	(0.2)	118.0
Asset-backed securities	8.3	—	(0.1)	8.2

Total short-term investments	$290.5	$1.8	$(0.4)	$291.9

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

	At December 26, 2009
(Dollar amounts in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$43.4	$0.3	$—	$43.7
U.S. government agency securities (a)	67.9	0.6	(0.1)	68.4
Non-U.S. government agency securities	33.0	0.1	—	33.1
Corporate bonds	110.1	0.9	(0.2)	110.8
Asset-backed securities	14.0	0.2	—	14.2

Total short-term investments	$268.4	$2.1	$(0.3)	$270.2

(a)	U.S. government agency securities include corporate bonds that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).

The realized gains and losses associated with short-term investments for the years ended December 25, 2010 and December 26, 2009, the six months ended December 27, 2008 and the year ended June 30, 2008 were as follows:

(Dollar amounts in millions)	Year Ended		Six Months Ended December 27, 2008	Year Ended June 30, 2008
	December 25, 2010	December 26, 2009
Realized gains on investments	$0.3	$0.3	$0.2	$1.2
Realized losses on investments	(0.2)	(0.2)	(3.4)	(1.1)

The following tables show the fair value and the gross unrealized losses for investments that were in an unrealized loss position at December 25, 2010 and December 26, 2009, aggregated by category and by the length of time that the individual securities have been in a continuous loss position.

(Dollar amounts in millions)	At December 25, 2010
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$9.9	$(0.1)	$—	$—	$9.9	$(0.1)
Corporate bonds	58.1	(0.2)	—	—	58.1	(0.2)
Asset-backed securities	6.7	(0.1)	—	—	6.7	(0.1)

Total	$74.7	$(0.4)	$—	$—	$74.7	$(0.4)

(Dollar amounts in millions)	At December 26, 2009
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agency securities	$24.9	$(0.1)	$—	$—	$24.9	$(0.1)
Corporate bonds	6.2	—	28.4	(0.2)	34.6	(0.2)

Total	$31.1	$(0.1)	$28.4	$(0.2)	$59.5	$(0.3)

The Company periodically reviews its investments for other-than-temporary declines in fair value and writes down investments to their fair value when an other-than-temporary decline has occurred. When investments are evaluated for other-than-temporary impairment, factors considered include the length of time and

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

extent to which fair value has been below cost basis, the financial condition of the issuer, the Company’s intent to sell the investment, and whether it is more-likely-than-not that the Company will be required to sell the investment before recovery of its amortized cost basis.

The Company evaluated its short-term investment portfolio and concluded that there had been no decline in market value at December 25, 2010 that was considered to be other-than-temporary.

Total unrealized losses of $0.4 million and $0.3 million in the investment portfolio at December 25, 2010 and December 26, 2009, respectively, were due to market movements and fluctuations in interest rates and have been recorded in accumulated other comprehensive (loss) income in the Consolidated Statements of Financial Position. Management does not believe the unrealized losses at December 25, 2010 represent an other-than-temporary impairment based on its evaluation of available evidence. The Company had no intention to sell these investments and believes it is more-likely-than-not that it will not be required to sell these investments before recovery of their amortized cost basis.

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

The following table summarizes the contractual maturities of available-for-sale securities at December 25, 2010:

(Dollar amounts in millions)	At December 25, 2010
Less than one year	$114.1
Due in one-to-two years	122.2
Due in two-to-five years	55.6

Total	$291.9

Securities classified as trading totaling $8.2 million at December 25, 2010, $7.4 million at December 26, 2009 and $6.2 million at December 27, 2008, have been recorded at fair value with realized and unrealized gains and losses included in net loss in the Consolidated Statements of Operations. These securities, representing deferred compensation and excess savings plan assets, were recorded in prepaid expenses and other current assets in the Consolidated Statements of Financial Position. The related deferred compensation and excess savings plan liabilities are recorded at fair value in other long-term liabilities in the Consolidated Statements of Financial Position. Included in net loss were unrealized net holding gains of $0.6 million for the year ended December 25, 2010 and $1.0 million for the year ended December 26, 2009, and net losses of $0.1 million for the six months ended December 27, 2008 and $0.4 million for the year ended June 30, 2008. These gains and losses are offset by changes in fair value of the related liability.

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

Minority equity investments classified as available-for-sale totaling $0.4 million at December 25, 2010 and $3.3 million at December 26, 2009, are included in other long-term assets in the Consolidated Statements of Financial Position. These investments are carried at fair value with unrealized gains and losses reported as a component of stockholders’ equity in the Consolidated Statements of Financial Position. Included in comprehensive loss are net unrealized holding losses of $2.1 million for the year ended December 25, 2010, net of $5.5 million reclassified to realized gain as a result of the disposal of minority equity investments, the proceeds of which were $6.2 million. Included in comprehensive loss are net unrealized holding gains of $2.4 million for the year ended December 26, 2009, losses of $0.9 million for the six months ended December 27, 2008, and gains of $1.0 million for the year ended June 30, 2008, net of $3.1 million reclassified to realized loss.

8. Fair Value of Financial Instruments

The following tables summarize the Company’s financial assets that were accounted for at fair value at December 25, 2010 and at December 26, 2009:

		Fair Value at December 25, 2010 Using
(Dollar amounts in millions)	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$61.5	$61.5	$—	$—
U.S. government agency securities (a)	74.7	—	74.7	—
Non-U.S. government agency securities	29.5	—	29.5	—
Corporate bonds	118.0	—	118.0	—
Asset-backed securities	8.2	—	8.2	—

Short-term investments	291.9	61.5	230.4	—
Cash equivalents	18.7	18.7	—	—
Publicly traded common stock	0.4	0.4	—	—
Deferred compensation and excess savings plan assets	8.2	8.2	—	—

Total assets measured at fair value	$319.2	$88.8	$230.4	$—

		Fair Value at December 26, 2009 Using
(Dollar amounts in millions)	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$43.7	$43.7	$—	$—
U.S. government agency securities (a)	68.4	—	68.4	—
Non-U.S. government agency securities	33.1	—	33.1	—
Corporate bonds	110.8	—	110.8	—
Asset-backed securities	14.2	—	14.2	—

Short-term investments	270.2	43.7	226.5	—
Cash equivalents	48.8	44.0	4.8	—
Publicly traded common stock	3.3	3.3	—	—
Deferred compensation and excess savings plan assets	7.4	7.4	—	—

Total assets measured at fair value	$329.7	$98.4	$231.3	$—

(a)	U.S. government agency securities include corporate bonds that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).

Cash equivalents typically consist of money market funds and instruments with remaining maturities of three months or less at the date of purchase. Publicly traded common stock represents minority equity investments which are included in other long-term assets in the Consolidated Statements of Financial Position.

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

Deferred compensation and excess savings plan assets, totaling $8.2 million at December 25, 2010, have been classified as trading and have been recorded at fair value with realized gains and losses included in net loss. These assets are included in prepaid expenses and other current assets in the Consolidated Statements of Financial Position. The related deferred compensation and excess savings plan liabilities are recorded at fair value in other long-term liabilities in the Consolidated Statements of Financial Position. Changes in fair value are recorded in net loss where they offset the gains and losses recorded for the related assets.

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

At December 25, 2010 and December 26, 2009, Abbott accounted for 36% and 30%, respectively, and Medicare accounted for 20% and 17%, respectively, of net accounts receivable.

9. Inventories

Inventories included the following components at December 25, 2010 and December 26, 2009:

(Dollar amounts in millions)	At December 25, 2010	At December 26, 2009
Raw materials and supplies	$4.4	$1.9
Work-in-process	1.3	1.3
Finished products	3.2	3.5

Total inventories	$8.9	$6.7

10. Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 25, 2010 and December 26, 2009:

(Dollar amounts in millions)	At December 25, 2010	At December 26, 2009
Leasehold improvements	$20.3	$18.8
Machinery and equipment	25.6	27.1
Computer software and licenses	5.4	5.3

Property, plant and equipment, at cost	51.3	51.2
Accumulated depreciation and amortization	39.1	37.3

Property, plant and equipment, net	$12.2	$13.9

Depreciation and amortization expense for property, plant and equipment was $4.8 million for the year ended December 25, 2010, $5.4 million for the year ended December 26, 2009, $2.7 million for the six months ended December 27, 2008 and $5.9 million for the year ended June 30, 2008.

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

11. Goodwill

The gross carrying amount of goodwill in each of the Company’s reportable segments at December 25, 2010 was as follows:

(Dollar amounts in millions)	At December 25, 2010
Reportable segment:
Lab Services	$103.0
Products	11.0
Corporate	2.3

Total	$116.3

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

The Company performed its annual impairment analysis during the fourth quarter of 2010. Based on the results of step one of the impairment test, it was determined that the fair value of each reporting unit at December 25, 2010 exceeded its carrying value, and therefore, the second step of the impairment test was not required to be performed and no goodwill impairment was recognized. As part of step one of the impairment test, the Company performed various sensitivity analyses on certain of the assumptions used under the income approach, including forecasted revenues, expenses and the discount rate.

The Company will continue to test goodwill for impairment on an annual basis and in each reporting period in which indicators of impairment are present.

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

12. Intangible and Other Long-Lived Assets

Changes in the gross carrying amount and accumulated amortization of intangible assets at December 25, 2010 were as follows:

	Gross Carrying Amount
(Dollar amounts in millions)	At December 25, 2010	Transfers	Additions	At December 26, 2009
Amortized intangible assets:
Customer relationships	$85.2	$—	$—	$85.2
Acquired technology	17.6	—	—	17.6
Patents and licenses	13.7	—	0.3	13.4
Other	1.8	0.9	—	0.9

Total amortized intangible assets	118.3	0.9	0.3	117.1
Unamortized intangible assets:
Trade names	6.9	(0.9)	—	7.8

Total	$125.2	$—	$0.3	$124.9

(Dollar amounts in millions)	Weighted Average Life	Accumulated Amortization
		At December 25, 2010	Additions	At December 26, 2009
Amortized intangible assets:
Customer relationships	13	$25.0	$7.8	$17.2
Acquired technology	8	7.0	2.2	4.8
Patents and licenses	15	1.9	0.9	1.0
Other	5	0.6	0.2	0.4

Total amortized intangible assets		34.5	11.1	23.4
Unamortized intangible assets:
Trade names		—	—	—

Total		$34.5	$11.1	$23.4

In connection with the acquisitions of BHL and Atria in October 2007, trade names were acquired that were determined to be indefinitely lived. The Company conducts its annual impairment analysis for indefinite lived intangible assets during the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that an asset may be impaired.

The trade name acquired with the acquisition of Atria was evaluated for impairment during the fourth quarter of 2010 as part of the annual impairment test. It was determined that the fair value of the trade name exceeded its carrying value, and therefore, no impairment was recognized. At December 25, 2010, the trade name was determined to no longer be indefinitely lived. The Company has transferred the trade name from indefinite lived intangibles assets and will amortize its carrying value of $0.9 million at December 25, 2010 over a life of ten years.

The trade name acquired with the acquisition of BHL was evaluated for impairment during the fourth quarter of 2010 as part of the annual impairment test. It was determined that the fair value of the trade name exceeded its carrying value, and therefore, no impairment was recognized.

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

During the second quarter of 2009, the Company reduced its 2009 forecasted financial results due to a combination of factors, including broad economic pressures and the effect of changing business conditions. The Company considered this reduction in its forecast to be an impairment indicator and, as a result, evaluated its trade names for impairment at June 27, 2009 using the relief from royalty method. It was determined that the carrying values of the trade names exceeded their fair values and the Company recorded impairment charges for the second quarter of 2009 in its Corporate segment of $14.9 million for the trade name acquired with the acquisition of BHL, and of $0.8 million for the trade name acquired with the acquisition of Atria. A total charge of $15.7 million was recorded in impairment of intangible assets in the Consolidated Statements of Operations for the year ended December 26, 2009. Significant judgments inherent in this analysis included assumptions regarding appropriate revenue growth rates, discount rates and royalty rates. Recording the impairment charge in the Corporate segment is consistent with the financial information provided to the Company’s chief operating decision maker.

The Company will continue to test its indefinite-lived intangible asset for impairment on an annual basis and in each reporting period in which indicators of impairment are present.

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

The Company will continue to test these assets for impairment in each reporting period in which indicators of impairment are present.

Aggregate intangible asset amortization expense was as follows:

(Dollar amounts in millions)	Year Ended December 25, 2010	Year Ended December 26, 2009	Six Months Ended December 27, 2008	Year Ended June 30, 2008
Intangible asset amortization	$11.1	$10.7	$5.4	$7.3

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

(Dollar amounts in millions)
2011	$11.1
2012	10.6
2013	9.6
2014	8.9
2015	8.5

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

13. Other Balance Sheet Accounts

Other long-term assets consisted of the following at December 25, 2010 and December 26, 2009:

(Dollar amounts in millions)	At December 25, 2010	At December 26, 2009
Receivable from Abbott (a)	$26.7	$25.7
Minority equity investments	0.4	3.3
Other	0.2	0.4

Other long-term assets	$27.3	$29.4

(a)	Following the termination of the alliance effective October 1, 2008, the total net investment in the alliance was converted to a long-term receivable from Abbott. Refer to Note 21 for further information.

Other long-term liabilities consisted of the following at December 25, 2010 and December 26, 2009:

(Dollar amounts in millions)	At December 25, 2010	At December 26, 2009
Deferred compensation	$8.2	$7.4
Deferred tax liability	3.9	3.8
Other	2.2	2.4

Other long-term liabilities	$14.3	$13.6

Other accrued expenses consisted of the following at December 25, 2010 and December 26, 2009:

(Dollar amounts in millions)	At December 25, 2010	At December 26, 2009
Restructurings	$0.9	$2.0
Legal settlements	—	1.4
Other	6.5	7.2

Other accrued expenses	$7.4	$10.6

14. Stock

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

The changes in shares issued are summarized below:

(Shares in millions)	Issued
Balance at June 30, 2007	79.0
Issuance of shares	1.0

Balance at June 30, 2008	80.0
Issuance of shares	1.4

Balance at December 27, 2008	81.4
Issuance of shares	0.8

Balance at December 26, 2009	82.2
Issuance of shares	0.2

Balance at December 25, 2010	82.4

Treasury Stock

The Company’s treasury shares are recorded at aggregate cost.

Treasury stock consists of Celera Corporation common stock previously deferred under Life Technologies’ Director Stock Purchase and Deferred Compensation Plans, and shares of Celera Corporation common stock reacquired by the Company to satisfy tax withholding obligations upon the vesting of shares of certain restricted stock unit awards. During each of the years ended December 25, 2010 and December 26, 2009, and the six months ended December 27, 2008, approximately 0.1 million shares were reacquired by the Company to satisfy tax withholding obligations and $0.6 million, $0.5 million and $1.0 million, respectively, was added to treasury stock.

The changes in shares held in treasury are summarized below:

(Shares in millions)	Treasury
Balance at June 30, 2008 and 2007	—
Reacquired shares	0.1

Balance at December 27, 2008	0.1
Reacquired shares	0.1

Balance at December 26, 2009	0.2
Reacquired shares	0.1

Balance at December 25, 2010	0.3

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

15. Share-Based Compensation

Prior to the split-off from Life Technologies, Celera’s employees, as part of Life Technologies, were granted stock options, restricted stock and restricted stock units related to Celera Group common stock. As a result, the following disclosures include share-based compensation information relating to Celera Corporation common stock and Celera Group common stock.

Total share-based compensation expense was as follows:

(Dollar amounts in millions)	Year Ended December 25, 2010	Year Ended December 26, 2009	Six Months Ended December 27, 2008	Year Ended June 30, 2008
Pre-tax share-based compensation expense	$5.1	$3.7	$2.9	$6.8
Tax benefit	—	—	—	2.1

Net share-based compensation expense	$5.1	$3.7	$2.9	$4.7

The share-based compensation expense for the six months ended December 27, 2008 included $0.5 million related to the accelerated vesting of Applied Biosystems stock awards held by Celera employees following the merger of Applied Biosystems with Invitrogen.

As of December 25, 2010, there was $11.6 million of total unrecognized compensation expense related to Celera stock options and restricted stock units that is expected to be recognized over a weighted average period of approximately 2.0 years.

The total fair value of shares vested, including restricted stock units and restricted stock, for the years ended December 25, 2010, December 26, 2009, the six months ended December 27, 2008 and the year ended June 30, 2008 was $1.5 million, $1.8 million, $5.3 million and $2.1 million, respectively.

Share-Based Plans

As of December 25, 2010, approximately 9.6 million shares of Celera Corporation common stock were available for the grant of awards under the Celera Corporation 2008 Stock Incentive Plan (the Plan). Share-based exercises of Celera Corporation common stock are settled with a combination of treasury and newly issued shares.

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

Effective upon the split-off, each of the outstanding options to acquire Celera Group common stock was converted into an option to acquire shares of Celera Corporation common stock.

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

A summary of option activity under the Plan as of December 25, 2010, and changes during the year then ended, is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In millions)
Outstanding at December 26, 2009	4,155,283	$14.54
Granted	1,187,224	6.64
Exercised	(875)	6.19
Cancelled	(863,699)	23.30

Outstanding at December 25, 2010	4,477,933	$10.74	6.1	$0.1

Vested or expected to vest at December 25, 2010 (a)	4,212,187	$10.99	5.9	$0.1

Exercisable at December 25, 2010	2,539,120	$13.23	4.1	$—

(a)	The expected to vest amount represents the unvested Celera stock options as of December 25, 2010 less estimated forfeitures.

The weighted-average grant-date fair value of options granted was $3.07 and $3.16 for the years ended December 25, 2010 and December 26, 2009, respectively, $5.12 for the six months ended December 27, 2008, and $5.38 for the year ended June 30, 2008. Cash received from stock option exercises was less than $0.1 million for the year ended December 25, 2010, $7.2 million for the year ended December 26, 2009, $4.0 million for the six months ended December 27, 2008, and $7.9 million for the year ended June 30, 2008. The total intrinsic value of stock awards exercised was less than $0.1 million for the year ended December 25, 2010, $0.7 million for the year ended December 26, 2009, $2.3 million for the six months ended December 27, 2008, and $3.9 million for the year ended June 30, 2008.

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

The weighted-average grant-date fair value of restricted stock units granted was $6.13 and $6.19 for the years ended December 25, 2010 and December 26, 2009, respectively, $10.96 for the six months ended December 27, 2008, and $13.88 for the year ended June 30, 2008.

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

A summary of restricted stock unit activity under the Plan as of December 25, 2010, and changes during the year then ended, is presented below:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 26, 2009	819,005	$10.51
Granted	1,357,401	6.13
Vested	(220,599)	10.28
Cancelled	(225,964)	7.86

Nonvested at December 25, 2010	1,729,843	$7.45

Restricted Stock

Prior to the split-off, certain employees and non-employee directors were granted shares of Celera Group restricted stock that vested when certain continuous employment/service restrictions and/or specified performance goals were achieved. There were no nonvested shares of restricted stock at December 25, 2010 or December 26, 2009.

Employee Stock Purchase Plans

Prior to the split-off, employees could participate in the Life Technologies’ stock purchase plan. This plan gave employees the right to purchase shares of Celera Group common stock. Employees were eligible to participate through payroll deductions of up to 10% of their compensation. Celera Group common stock was purchased at 85% of the lower of the average market price at the beginning or the end of each three month offering period. Expense of $0.7 million was recorded under this stock purchase plan in the year ended June 30, 2008.

The number of Celera Group shares issued under Life Technologies’ employee stock purchase plan was 248,000 for the year ended June 30, 2008.

Director Stock Purchase and Deferred Compensation Plan

Life Technologies adopted a Director Stock Purchase and Deferred Compensation Plan that permitted Life Technologies’ non-employee directors to apply all or a portion of their annual retainer and other board fees to the purchase of common stock. Prior to the split-off, purchases of Celera Group common stock were made in a ratio approximately equal to the number of shares of Celera Group common stock outstanding. The purchase price was the fair market value on the date the retainer was earned. At December 25, 2010, 12,590 shares of Celera Corporation common stock were deferred under the Director Stock Purchase and Deferred Compensation Plan.

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

16. Income Taxes

Earnings and taxes are primarily derived from U.S. sources.

The (provision) benefit for income taxes from operations for the years ended December 25, 2010 and December 26, 2009, the six months ended December 27, 2008, and the year ended June 30, 2008 consisted of the following:

	Years Ended		Six Months Ended December 27, 2008 (As Restated)	Year Ended June 30, 2008 (As Restated)
(Dollar amounts in millions)	December 25, 2010	December 26, 2009 (As Restated)
Current	$—	$0.4	$0.2	$41.3
Deferred	(0.2)	10.8	1.0	(136.9)

Total (provision) benefit for income taxes	$(0.2)	$11.2	$1.2	$(95.6)

A reconciliation of the federal statutory tax rate to the actual (provision) benefit for income taxes for the years ended December 25, 2010 and December 26, 2009, the six months ended December 27, 2008, and the year ended June 30, 2008 is presented below:

	Years Ended		Six Months Ended December 27, 2008 (As Restated)	Year Ended June 30, 2008 (As Restated)
(Dollar amounts in millions)	December 25, 2010	December 26, 2009 (As Restated)
Federal statutory rate	35%	35%	35%	35%

Tax at federal statutory rate	$8.7	$12.7	$5.0	$5.2
State income taxes	—	—	0.7	—
Valuation allowance	(8.5)	(1.6)	(4.9)	(98.1)
Non-deductible costs related to the split-off	—	—	(0.1)	(1.8)
R&D tax credit	—	0.3	0.3	(0.3)
Non-deductible stock compensation expense	—	—	—	(0.2)
Non-deductible compensation expense	—	—	—	(0.2)
Indefinite lived intangibles	(0.3)	—	(0.1)	—
Termination of pension plan	—	—	0.3	—
Meals and entertainment	(0.1)	(0.2)	—	(0.2)

Total (provision) benefit for income taxes	$(0.2)	$11.2	$1.2	$(95.6)

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

Significant components of deferred tax assets and liabilities at December 25, 2010 and December 26, 2009 are summarized below:

(Dollar amounts in millions)	At December 25, 2010	At December 26, 2009
Deferred tax assets:
Depreciation	$10.3	$10.5
Inventories	1.4	1.3
Allowance for doubtful accounts	2.0	7.7
Stock compensation	3.9	3.4
Compensation	1.8	1.5
Other accruals	1.5	3.8
Tax credit and net operating loss carryforwards	90.1	63.8
Capitalized R&D expense	26.4	37.6
Restructuring reserve	0.5	1.0
Present value discount of long-term receivable from Abbott	1.6	2.0

Subtotal	139.5	132.6
Valuation allowance – U.S. federal and states	(116.6)	(106.0)

Total deferred tax assets	22.9	26.6

Deferred tax liabilities:
Intangible assets	26.1	28.7
Unrealized gains on investments	0.7	1.7

Total deferred tax liabilities	26.8	30.4

Total net deferred tax liabilities	$(3.9)	$(3.8)

Total current deferred tax asset	$—	$—
Total non-current deferred tax liabilities	(3.9)	(3.8)

Total net deferred tax liabilities	$(3.9)	$(3.8)

Prior to the split-off from Life Technologies, losses were absorbed by income at the Life Technologies level and therefore there were no net operating loss carryforwards at June 30, 2008 other than losses that were a result of various acquisitions of $30.4 million, on a tax effected basis. At December 25, 2010, $23.1 million remained of the acquired losses. Subsequent to the split-off, Celera has generated $59.1 million of U.S. federal and state net operating losses on a tax effected basis, which includes $2.0 million related to excess employee share-based compensation deductions, the benefit from which will be recorded in additional paid in capital when utilized in future years. In addition, Celera has generated $2.8 million of U.S. federal and state credits.

Of the losses generated subsequent to the split-off, $0.3 million on a tax effected basis has been utilized for federal carryback claims. The remaining generated and acquired losses will expire between 2011 and 2030. The Internal Revenue Code has limited the amount of the acquired net operating loss carryforwards that can be used annually to offset future taxable income as a result of acquisitions. The Company also has U.S. federal and state tax credit carryforwards of $15.9 million. The U.S. federal tax credit carryforwards expire between 2011 and 2030. The state tax credit carryforwards have no expiration date.

The valuation allowance of $116.6 million at December 25, 2010, increased by $10.6 million compared to December 26, 2009, primarily due to net increases in tax credits and net operating loss carryforwards, partially offset by capitalized R&D expense amortization.

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

The valuation allowance of $106.0 million at December 26, 2009, decreased by $1.0 million compared to December 27, 2008, primarily due to movements in capitalized R&D expense amortization, unrealized investment gains and losses, and restructuring reserve, partially offset by net increases in tax credits and net operating loss carryforwards.

The valuation allowance of $107.0 million at December 27, 2008, increased by $3.4 million compared to June 30, 2008, primarily due to net increases in tax credits and net operating loss carryforwards.

The valuation allowance of $103.6 million at June 30, 2008, increased by $82.9 million compared to June 30, 2007, primarily due to the split-off from Life Technologies. Prior to the split-off, Celera recorded a non-cash tax charge of $98.1 million to increase the valuation allowance against its deferred tax assets. As a result of the split-off, Celera is no longer a member of Life Technologies’ consolidated return. Due to Celera’s post split-off separate taxpayer status and history of losses, management determined that it was more likely than not that the net deferred tax assets distributed to Celera in conjunction with the split-off will not be realized. Consequently, a full federal valuation allowance was established after having considered reversing deferred tax liabilities. These deferred tax assets are expected to expire between 2011 and 2022, if not used before then.

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

At December 25, 2010 and December 26, 2009, the Company had $0.1 million of unrecognized tax benefits. This amount represents the tax benefits associated with various tax positions taken, or expected to be taken, on tax returns that have not been recognized in the financial statements due to uncertainty regarding their resolution. The Company is not aware of any items that will significantly increase or decrease its unrecognized tax benefits in the next 12 months. Because the Company has net operating loss carryforwards, it has not provided interest or penalties on its unrecognized tax benefits.

The Company files U.S. federal and various state income tax returns. The U.S. statutes of limitation are open for the fiscal tax years 2006 forward. The Company is currently under income tax audit by the State of California Franchise Tax Board for the tax years 2006 and 2007. Under the tax matters agreement between Life Technologies and the Company (refer to Note 18), it is expected that Life Technologies generally will be responsible for the payment of all taxes attributable to Celera’s operations prior to the split-off.

Under the terms of the tax matters agreement between Life Technologies and its affiliates and the Company and its affiliates entered into in connection with the split-off, certain tax assets were transferred to Celera. To preserve the allocation of one of the tax assets transferred to the Company, Life Technologies was required to make a specific tax election on its federal tax return for the period ended June 27, 2008. The Company put Life Technologies on notice that the election must be made. Life Technologies refused to make the election on its federal tax return filed on March 16, 2009 and, pursuant to applicable tax regulations, that decision is irrevocable. This action has resulted in the elimination of approximately $8.7 million of Celera’s non-current deferred tax assets. Because of the full valuation allowance against these tax assets, there is no effect on the

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

Company’s net deferred tax assets. The Company believes that Life Technologies’ failure to make the election constitutes a material breach of the tax matters agreement. The Company intends to pursue its rights and remedies with respect to this matter.

17. Retirement and Other Benefits

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

Pension and post-retirement expense of $1.3 million was allocated to the Company associated with Life Technologies’ employee benefit plans for the year ended June 30, 2008. This represents the Company’s share of Life Technologies’ contributions to the plan prior to the split-off. As a result of the split-off, liabilities for Celera eligible employees for the qualified domestic pension and postretirement benefit plans remain with Life Technologies.

Savings Plans

Celera offers a tax-qualified 401(k) savings plan to all eligible employees. Prior to the split-off from Life Technologies, Celera’s employees participated in Life Technologies’ 401(k) savings plan. Contributions to the plans on behalf of the employees, net of plan forfeitures, were $2.3 million for the year ended December 25, 2010, $2.4 million for the year ended December 26, 2009, $0.5 million for the six months ended December 27, 2008 and $1.4 million for the year ended June 30, 2008.

18. Commitments and Contingencies

Future minimum payments at December 25, 2010 under non-cancelable operating leases for real estate and equipment were as follows:

(Dollar amounts in millions)
2011	$3.8
2012	2.0
2013	1.9
2014	1.5
2015	0.6
2016 and thereafter	5.7

Total	$15.5

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

Rental expense was $4.9 million for the year ended December 25, 2010, $6.9 million for the year ended December 26, 2009, $3.3 million for the six months ended December 27, 2008, and $6.3 million for the year ended June 30, 2008. Rent expense associated with operating leases that includes scheduled rent increases and tenant incentives, such as rent holidays, is recorded on a straight-line basis over the term of the lease.

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

Legal Proceedings

Securities Litigation

On July 2, 2010, and July 9, 2010, two stockholder derivative actions, captioned Kahn v. Ordoñez and Greenberg v. Ordoñez, respectively, were filed in the United States District Court for the Northern District of California. The two actions were consolidated into a single action on September 23, 2010, captioned In re Celera Corp. Derivative Litigation, No. 10-cv-02935 JW (N.D. Cal.). The consolidated action alleges that certain Celera officers and directors breached their fiduciary duties by allowing the Company to set inadequate allowances for doubtful accounts, conceal the extent to which the Company’s accounts receivable were impaired, and make other allegedly false and misleading statements regarding the Company’s business and financial results. The action seeks to recover damages on behalf of Celera against the director and officer defendants. Celera has filed a motion to dismiss the action on the ground that the plaintiffs lack standing to pursue litigation on behalf of Celera.

On June 14, 2010, a purported class action captioned Washtenaw County Employees’ Retirement System v. Celera Corporation was filed in the United States District Court for the Northern District of California against Celera and certain of its directors and current and former officers. On September 23, 2010, the court appointed a lead plaintiff and renamed the action In re Celera Corp. Securities Litigation. An amended complaint was filed on October 15, 2010. The amended complaint alleges that, from April 24, 2008, through July 22, 2009, the defendants set inadequate allowances for doubtful accounts, concealed the extent to which Celera’s accounts receivable were impaired, and made other false and misleading statements regarding the Company’s business and financial results with an intent to defraud investors. The action seeks unspecified damages on behalf of an alleged class of purchasers of the Company’s stock during the period in which the alleged misrepresentations were made, as well as an award to the lead plaintiff of its costs and attorneys’ fees. Celera believes that plaintiffs’ claims are without merit and intends to vigorously defend the action.

On March 16, 2010, the parties to a class action lawsuit brought on behalf of purchasers of PE Corporation Celera Genomics Group tracking stock in a follow-on public offering conducted in February 2000 entered into a Stipulation and Agreement of Settlement (Settlement Agreement). On July 15, 2010, a fairness hearing was held and the Settlement Agreement was approved by the U.S. District Court for the District of Connecticut. The Settlement Agreement provides for a settlement in the aggregate amount of $11.0 million, which amount was funded entirely by Life Technologies Corporation’s (as successor to PE Corporation) insurance carrier. Under the

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

terms of the Company’s separation agreement with Life Technologies, the Company agreed to indemnify Life Technologies for liabilities resulting from the class action lawsuit described above to the extent not covered by Life Technologies’ insurance.

Health Diagnostic Laboratory, Inc.

On January 14, 2010, BHL filed a lawsuit in the United States District Court for the Eastern District of Virginia against Health Diagnostic Laboratory, Inc. (HDL), Blue Wave Healthcare Consultants, Inc. (Blue Wave) and seven former employees of BHL. In the litigation, BHL sought injunctive relief and damages for contractual, tort and statutory claims against the defendants, including claims for misappropriation of trade secrets and tortious interference with BHL’s client relationships. On April 22, 2010, Celera announced that BHL had settled the litigation. The settlement agreement provides for the payment by HDL to BHL of an aggregate amount of approximately $7.1 million to be made in a series of payments in 2010 and 2011. Celera received approximately $3.9 million in 2010, which was recorded in legal and insurance settlements in the Consolidated Statements of Operations for the year ended December 25, 2010, with the balance of $3.2 million owed in 2011, $0.8 million of which was received in March 2011. The settlement agreement also provides for HDL to pay BHL an additional amount in 2011 based on samples HDL received during 2010 from an agreed upon set of healthcare providers. Celera received $0.8 million relating to the additional payment in January 2011 and expects to receive approximately $0.5 million for the additional payment in the second quarter of 2011.

The settlement agreement contains prohibitions, which have now expired, on HDL, Blue Wave and the individuals named in the litigation from performing lab testing services for healthcare providers that were BHL customers during the latter half of 2009. HDL, Blue Wave and the individuals named in the litigation were also prohibited from soliciting or hiring BHL employees for a defined period, which has now expired.

Cornell Research Foundation

At December 26, 2009, Cornell Research Foundation (CRF) and Life Technologies were parties to an arbitration proceeding as a result of CRF’s allegations of breach of an exclusive license agreement by Life Technologies. CRF alleged, among other things, that past royalties were owed on certain Celera products, and that Life Technologies granted an unauthorized sublicense to a third party. The parties to the arbitration, and Celera, entered into a definitive settlement agreement regarding this matter in February 2010. As part of this settlement, Celera agreed to pay CRF an undisclosed amount, which was fully reserved for at December 26, 2009. Celera paid this amount in the year ended December 25, 2010. In addition, Celera entered into a new patent sublicense agreement with Life Technologies.

Other

The Company recorded a charge of $1.4 million in legal and insurance settlements in the Consolidated Statements of Operations for the year ended December 26, 2009 related to the outcome of certain legal proceedings described above.

The Company recorded a $1.1 million gain in legal and insurance settlements in the Consolidated Statements of Operations for the year ended June 30, 2008 related to the settlement of a litigation matter associated with its former Online/Information Business, an information products and services business.

Tax Matters Agreement

The tax matters agreement with Life Technologies governs Life Technologies’ and Celera’s respective rights, responsibilities and obligations after the split-off with respect to taxes, including ordinary course of

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

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

The Company believes that Life Technologies has materially breached the tax matters agreement in connection with the filing of its consolidated federal tax return for the period ended June 27, 2008. Refer to Note 16 for a discussion of this matter.

Other Matters

Lab Services revenue for the three months ended June 26, 2010 did not include approximately $1.9 million for additional testing performed on samples previously received and processed by BHL because the Company was reviewing these orders, and similar orders associated with approximately $2.2 million of revenue from earlier periods. The Company has subsequently determined that a significant number of these orders may not have supported payor requirements for amounts billed to, and reimbursements received from, federal healthcare programs and certain other payors. The Company expects to refund approximately $2.3 million to the affected third-party payors and a liability for this amount is included in accounts payable in the Consolidated Statement of Financial Position at December 25, 2010. There can be no assurance that the affected payors will not make additional claims for monies, including penalties, or will not seek other remedies, any of which could harm the Company’s operating results and financial condition. The Company is unable at this time to determine the likelihood that affected payors may pursue such claims or remedies and, accordingly, it cannot determine what effect, if any, these contingencies will have on its results of operations.

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

19. Supplemental Cash Flow Information

Cash paid for tax and interest, and significant non-cash investing and financing activities for the years ended December 25, 2010 and December 26, 2009, the six months ended December 27, 2008, and year ended June 30, 2008 was as follows:

(Dollar amounts in millions)	Year Ended December 25, 2010	Year Ended December 26, 2009	Six Months Ended December 27, 2008	Year Ended June 30, 2008
Tax paid	$0.1	$—	$0.1	$—
Interest paid	—	—	—	0.1
Significant non-cash investing activities:
Reclassification of property to PP&E from prepaid expenses and other current assets	—	—	4.2	—
Significant non-cash financing activities:
Tax benefit related to employee stock options	—	—	0.3	1.4
Stock issued for which proceeds were in-transit	—	—	3.1	0.2

20. Stockholders’ Equity

The Consolidated Statement of Stockholders’ Equity for the year ended June 30, 2008 included the equity transactions of Life Technologies, which were attributed to Celera as “net allocations from Life Technologies.” These net allocations from Life Technologies primarily consisted of equity transactions that were specifically attributable to Celera. These transactions included, among others, net loss of Celera, activity related to Celera Group common stock, including stock-based compensation, investment activity specifically allocated to Celera and tax items related to Celera. These transactions were incurred by Life Technologies and, based on specific identification and Life Technologies’ tax sharing policy, were attributed to Celera.

21. Abbott Laboratories

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

Under the terms of the royalty agreement, Abbott is required to repay Celera’s working capital investment in the former alliance. The repayment, which is recorded as a receivable in other long-term assets in the Consolidated Statements of Financial Position, is to be made according to a specified schedule between 2013 and 2015. Celera does not consider there to be a credit risk associated with this receivable. As a result of the repayment terms, Celera recorded non-cash interest expense of $6.0 million for the six months ended December 27, 2008 to reduce the receivable to its then present value of $24.8 million. The discount is being amortized as non-cash interest income over the scheduled repayment period. Interest income of $1.0 million and $0.9 million was recognized in the years ended December 25, 2010 and December 26, 2009, respectively.

Celera formed a strategic alliance with Abbott to discover, develop, and commercialize in vitro, meaning outside of the living body, diagnostic products for disease detection, prediction of disease predisposition, disease progression monitoring, and therapy selection. Specifically, under the alliance agreement the two companies

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

worked together to commercialize nucleic acid-based (DNA or RNA) diagnostic products, also referred to as molecular diagnostic products. Celera and Abbott agreed to work exclusively with each other, primarily through a profit-sharing arrangement, in specifically agreed areas of nucleic acid-based diagnostic products.

Under the Abbott strategic alliance agreement, the two companies conducted separate but coordinated research and development activities that were within the scope of the alliance. The coordinated activities included the sharing of scientific results and collaboration regarding the technology and instrumentation that their alliance products would use. The alliance agreement with Abbott permitted Celera to form collaborations and relationships with other companies to support its research activities. Under the profit-sharing arrangement, the parties shared equally in the costs of their separate research and development activities under the alliance, and then shared equally in any profits or losses resulting from the marketing and sales of alliance products whether developed by Celera or Abbott. Additionally, under the Abbott alliance agreement, the two companies shared equally in the funding of both the working capital requirements as well as the investing activities of the alliance.

22. Related Party Transaction

In November 2007, Celera established a collaboration with Societe de Conseils, de Recherche et d’Applications Scientifiques SAS, a wholly owned subsidiary of Ipsen S.A., to develop biomarker and pharmacogenomic tests for patients with growth failure. Celera has received a total of $1.3 million under this collaboration since its inception. Celera is eligible to earn additional milestone payments of up to $0.5 million under this collaboration, and as yet undetermined amounts in the event that Ipsen asks Celera to develop and manufacture reagents for use in the clinical trials of an Ipsen product. Mr. Bélingard, one of Celera’s directors, was Chairman and Chief Executive Officer of Ipsen until October 2010.

23. Segment Information

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

Assets, including purchased intangible assets, are allocated to their respective segments, except for cash, cash equivalents and short-term investments which are allocated to the Corporate segment. All amortization of purchased intangible assets, $10.2 million, $10.2 million, $5.1 million and $7.1 million for the years ended December 25, 2010 and December 26, 2009, the six months ended December 27, 2008 and the year ended June 30, 2008, respectively, is allocated to the Corporate segment.

The above items included in the respective reporting segments are consistent with the financial information provided to the Company’s chief operating decision maker.

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

The following table provides information concerning the segments for the years ended December 25, 2010 and December 26, 2009, the six months ended December 27, 2008 and the year ended June 30, 2008. Lab Services revenues, operating (loss) income and (loss) income before income taxes have been adjusted to reflect the restatements discussed in Note 3, Restatement of Previously Issued Financial Statements.

(Dollar amounts in millions)	Lab Services	Products	Corporate	Elimination of Intersegment Sales	Total
Year ended December 25, 2010
Revenues from external customers	$77.5	$40.5	$10.2	$—	$128.2
Intersegment revenues (a)	—	2.0	—	(2.0)	—

Total net revenues	77.5	42.5	10.2	(2.0)	128.2

Operating (loss) income	(4.6)	8.7	(38.7)	—	(34.6)
Gain on investments	—	—	5.5	—	5.5
Interest income	—	—	4.7	—	4.7

(Loss) income before income taxes	$(4.6)	$8.7	$(28.5)	$—	$(24.4)

Total assets	$184.0	$82.1	$346.2	$—	$612.3
Depreciation and amortization	2.2	1.0	12.7	—	15.9
Year ended December 26, 2009
(As Restated)
Revenues from external customers	$89.6	$41.4	$25.8	$—	$156.8
Intersegment revenues (a)	—	0.5	—	(0.5)	—

Total net revenues	89.6	41.9	25.8	(0.5)	156.8

Operating (loss) income	(6.1)	6.2	(42.8)	—	(42.7)
Interest income	—	—	6.5	—	6.5

(Loss) income before income taxes	$(6.1)	$6.2	$(36.3)	$—	$(36.2)

Total assets	$196.8	$83.6	$352.0	$(0.1)	$632.3
Depreciation and amortization	2.5	0.7	12.9	—	16.1
Six months ended December 27, 2008
(As Restated)
Revenues from external customers	$45.8	$21.7	$12.1	$—	$79.6
Intersegment revenues (a)	—	1.5	—	(1.5)	—

Total net revenues	45.8	23.2	12.1	(1.5)	79.6

Operating income (loss)	(5.8)	4.0	(17.8)	(0.3)	(19.9)
Loss on investments	—	—	(3.2)	—	(3.2)
Interest income	—	—	4.8	—	4.8
Interest expense	—	—	(6.0)	—	(6.0)

Income (loss) before income taxes	$(5.8)	$4.0	$(22.2)	$(0.3)	$(24.3)

Depreciation and amortization	$1.4	$0.4	$6.3	$—	$8.1
Year ended June 30, 2008
(As Restated)
Revenues from external customers	$63.7	$32.5	$36.8	$—	$133.0
Intersegment revenues (a)	—	0.1	—	(0.1)	—

Total net revenues	63.7	32.6	36.8	(0.1)	133.0

Operating income (loss)	1.0	(11.0)	(21.6)	—	(31.6)
Loss on investments	—	—	(3.1)	—	(3.1)
Interest income	—	—	17.8	—	17.8

Income (loss) before income taxes	$1.0	$(11.0)	$(6.9)	$—	$(16.9)

Depreciation and amortization	$2.3	$1.3	$9.5	$—	$13.1

(a)	Sales from Products to Lab Services.

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

Customer Information

Since the termination of the strategic alliance agreement with Abbott (refer to Note 21), Products revenues consist primarily of sales of products to Abbott and royalties earned from Abbott under the distribution and royalty agreements. Prior to the termination of the alliance, Products revenues consisted primarily of equalization revenue from Abbott and sales of products to Abbott at cost. Sales of products to Abbott, including royalties earned from Abbott since the termination of the alliance, were $40.3 million for the year ended December 25, 2010, $41.1 million for the year ended December 26, 2009, $15.1 million for the six months ended December 27, 2008, and $17.6 million for the year ended June 30, 2008. Equalization revenue from Abbott was $6.6 million for the six months ended December 27, 2008 and $14.9 million for the year ended June 30, 2008. Revenues from Abbott represented 31% and 28% of Celera’s total revenue for the years ended December 25, 2010 and December 26, 2009, respectively, 24% for the six months ended December 27, 2008, and 24% the year ended June 30, 2008.

Service revenues associated with BHL primarily consist of clinical laboratory tests and disease management services focused on individuals with cardiovascular disease or lipid or metabolic disorders. Net revenues from Medicare were $40.7 million for the year ended December 25, 2010, $46.0 million for the year ended December 26, 2009, $23.4 million for the six months ended December 27, 2008 and $26.9 million for the year ended June 30, 2008; representing 32%, 28%, 30% and 19% of Celera’s total revenues, respectively.

24. Unaudited Quarterly Financial Information

The information for the first three quarters of the year ended December 25, 2010 and for all quarters in the year ended December 26, 2009 have been restated to correct the errors described in Note 3, Restatement of Previously Issued Financial Statements.

The following is a summary of Celera’s quarterly financial results:

	Year Ended December 25, 2010
(Dollar amounts in millions except per share amounts)	First Quarter (a) (As Restated)	Second Quarter (b) (As Restated)	Third Quarter (c) (As Restated)	Fourth Quarter (d)	Total
Net revenues	$30.5	$31.8	$31.0	$34.9	$128.2
Gross margin	18.6	20.1	19.4	23.7	81.8
Net (loss) income	(12.5)	(6.1)	(8.5)	2.5	(24.6)

Basic and diluted net (loss) income per share	(0.15)	(0.07)	(0.10)	0.03	(0.30)

	Year Ended December 26, 2009
(Dollar amounts in millions except per share amounts)	First Quarter (e) (As Restated)	Second Quarter (f) (As Restated)	Third Quarter (g) (As Restated)	Fourth Quarter (h) (As Restated)	Total (As Restated)
Net revenues	$39.0	$39.5	$39.1	$39.2	$156.8
Gross margin	25.0	26.1	26.4	28.4	105.9
Net (loss) income	(6.5)	(14.7)	(7.4)	3.6	(25.0)

Basic and diluted net (loss) income per share	(0.08)	(0.18)	(0.09)	0.04	(0.31)

There were no dividends paid on Celera stock during the periods presented.

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

The following transactions impacted the comparability between the periods presented.

(a)	Celera recorded pre-tax charges of $2.6 million for the amortization of purchased intangible assets related to the acquisitions of BHL and Atria and $0.2 million for restructuring costs, and pre-tax interest income of $0.2 million for the accretion of discount related to the long-term receivable from Abbott.

(b)	Celera recorded pre-tax charges of $2.5 million for the amortization of purchased intangible assets related to the acquisitions of BHL and Atria, and pre-tax gains of $2.8 million related to legal and insurance settlements and interest income of $0.3 million for the accretion of discount related to the long-term receivable from Abbott.

(c)	Celera recorded pre-tax charges of $2.6 million for the amortization of purchased intangible assets related to the acquisitions of BHL and Atria and $1.0 million for restructuring costs, and pre-tax gains of $0.8 million related to a legal settlement and interest income of $0.2 million for the accretion of discount related to the long-term receivable from Abbott.

(d)	Celera recorded pre-tax charges of $2.5 million for the amortization of purchased intangible assets related to the acquisitions of BHL and Atria and $0.9 million for restructuring costs, and pre-tax gains of $5.5 million related to the gain on sale of investments, $0.8 million related to a legal settlement and interest income of $0.3 million for the accretion of discount related to the long-term receivable from Abbott.

(e)	Celera recorded pre-tax charges of $0.7 million for restructuring costs and $2.5 million for the amortization of purchased intangible assets related to the acquisitions of BHL and Atria, pre-tax interest income of $0.2 million for the accretion of discount related to the long-term receivable from Abbott, and an income tax benefit of $0.9 million as a result of new California apportionment laws that were enacted during the quarter.

(f)	Celera recorded pre-tax charges of $15.7 million for the impairment of intangible assets relating to the trade names acquired with the acquisitions of BHL and Atria, $2.6 million for the amortization of purchased intangible assets related to the acquisitions of BHL and Atria and pre-tax interest income of $0.3 million for the accretion of discount related to the long-term receivable from Abbott, and income tax expense of $0.8 million as a result of state tax rate changes.

(g)	Celera recorded pre-tax charges of $3.2 million for restructuring costs, $2.6 million for the amortization of purchased intangible assets related to the acquisitions of BHL and Atria, $1.0 million related to the expected outcome of certain legal proceedings, $0.5 million related to tax obligations associated with the split-off from Life Technologies, and pre-tax interest income of $0.2 million for the accretion of discount related to the long-term receivable from Abbott.

(h)	Celera recorded pre-tax charges of $2.5 million for the amortization of purchased intangible assets related to the acquisitions of BHL and Atria, $0.4 million related to certain legal proceedings, pre-tax interest income of $0.2 million for the accretion of discount related to the long-term receivable from Abbott, an income tax benefit of $4.6 million related to the carry back of federal net operating losses, a non-cash income tax benefit of $4.3 million related to unrealized gains on investments and an income tax expense of $0.1 million as a result of state tax rate changes.

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

The effect of correcting the errors referred to in Note 3, Restatement of Previously Issued Financial Statements and the impact on the quarterly Condensed Consolidated Statements of Operations for the first three quarters of the year ended December 25, 2010 and each of the quarterly periods in the year ended December 26, 2009, and the Condensed Consolidated Statement of Financial Position at March 28, 2009 are presented below:

Celera Corporation

Condensed Consolidated Statement of Operations

(Unaudited)

Three Months Ended September 25, 2010

		Adjustments
(Dollar amounts in thousands except per share amounts)	As Previously Reported on Form 10-Q	Classification of Bad Debt Expenses	Recognition of Unreimbursed and Uncollectible Charges	As Restated
Net Revenues
Services	$20,673	$(536)	$—	$20,137
Products	6,940	—	—	6,940
Royalties, licenses and milestones	3,862	—	—	3,862

Total Net Revenues	31,475	(536)	—	30,939

Cost of Sales
Services	7,797	—	—	7,797
Products	3,797	—	—	3,797

Total Cost of Sales	11,594	—	—	11,594

Gross Margin	19,881	(536)	—	19,345
Selling, general and administrative	20,597	(536)	—	20,061
Research and development	6,053	—	—	6,053
Amortization of purchased intangible assets	2,545	—	—	2,545
Employee-related charges, asset impairments and other	1,022	—	—	1,022
Legal settlement	(800)	—	—	(800)

Operating Loss	(9,536)	—	—	(9,536)
Interest income, net	1,185	—	—	1,185

Loss Before Income Taxes	(8,351)	—	—	(8,351)
Provision for income taxes	(120)	—	—	(120)

Net Loss	$(8,471)	$—	$—	$(8,471)

Net Loss per Share
Basic and diluted	$(0.10)			$(0.10)

Weighted Average Shares Outstanding (in thousands)
Basic and diluted	82,028			82,028

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

Celera Corporation

Condensed Consolidated Statement of Operations

(Unaudited)

Three Months Ended June 26, 2010

		Adjustments
(Dollar amounts in thousands except per share amounts)	As Previously Reported on Form 10-Q	Classification of Bad Debt Expenses	Recognition of Unreimbursed and Uncollectible Charges	As Restated
Net Revenues
Services	$19,908	$(735)	$—	$19,173
Products	8,955	—	—	8,955
Royalties, licenses and milestones	3,704	—	—	3,704

Total Net Revenues	32,567	(735)	—	31,832

Cost of Sales
Services	7,401	—	—	7,401
Products	4,364	—	—	4,364

Total Cost of Sales	11,765	—	—	11,765

Gross Margin	20,802	(735)	—	20,067
Selling, general and administrative	21,895	(735)	—	21,160
Research and development	6,428	—	—	6,428
Amortization of purchased intangible assets	2,567	—	—	2,567
Legal and insurance settlement	(2,780)	—	—	(2,780)

Operating Loss	(7,308)	—	—	(7,308)
Interest income, net	1,173	—	—	1,173

Loss Before Income Taxes	(6,135)	—	—	(6,135)
Provision for income taxes	(11)	—	—	(11)

Net Loss	$(6,146)	$—	$—	$(6,146)

Net Loss per Share
Basic and diluted	$(0.07)			$(0.07)

Weighted Average Shares Outstanding (in thousands)
Basic and diluted	81,988			81,988

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

Celera Corporation

Condensed Consolidated Statement of Operations

(Unaudited)

Three Months Ended March 27, 2010

		Adjustments
(Dollar amounts in thousands except per share amounts)	As Previously Reported on Form 10-Q	Classification of Bad Debt Expenses	Recognition of Unreimbursed and Uncollectible Charges	As Restated
Net Revenues
Services	$17,581	$(972)	$—	$16,609
Products	8,174	—	—	8,174
Royalties, licenses and milestones	5,671	—	—	5,671

Total Net Revenues	31,426	(972)	—	30,454

Cost of Sales
Services	7,296	—	—	7,296
Products	4,577	—	—	4,577

Total Cost of Sales	11,873	—	—	11,873

Gross Margin	19,553	(972)	—	18,581
Selling, general and administrative	23,720	(972)	—	22,748
Research and development	6,560	—	—	6,560
Amortization of purchased intangible assets	2,567	—	—	2,567
Employee-related charges, asset impairments and other	220	—	—	220

Operating Loss	(13,514)	—	—	(13,514)
Interest income, net	1,223	—	—	1,223

Loss Before Income Taxes	(12,291)	—	—	(12,291)
Provision for income taxes	(161)	—	—	(161)

Net Loss	$(12,452)	$—	$—	$(12,452)

Net Loss per Share
Basic and diluted	$(0.15)			$(0.15)

Weighted Average Shares Outstanding (in thousands)
Basic and diluted	81,975			81,975

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

Celera Corporation

Condensed Consolidated Statement of Operations

(Unaudited)

Three Months Ended December 26, 2009

		Adjustments
(Dollar amounts in thousands except per share amounts)	As Previously Reported on Form 10-K	Classification of Bad Debt Expenses	Recognition of Unreimbursed and Uncollectible Charges	As Restated
Net Revenues
Services	$22,260	$(815)	$—	$21,445
Products	9,114	—	—	9,114
Royalties, licenses and milestones	8,652	—	—	8,652

Total Net Revenues	40,026	(815)	—	39,211

Cost of Sales
Services	7,880	—	—	7,880
Products	2,907	—	—	2,907

Total Cost of Sales	10,787	—	—	10,787

Gross Margin	29,239	(815)	—	28,424
Selling, general and administrative	22,403	(815)	—	21,588
Research and development	6,489	—	—	6,489
Amortization of purchased intangible assets	2,567	—	—	2,567
Employee-related charges, asset impairments and other	(66)	—	—	(66)
Legal settlements	444	—	—	444

Operating Loss	(2,598)	—	—	(2,598)
Interest income, net	1,284	—	—	1,284

Loss Before Income Taxes	(1,314)	—	—	(1,314)
Benefit (provision) for income taxes	9,076	—	(4,192)	4,884

Net Income	$7,762	$—	$(4,192)	$3,570

Net Income per Share

Basic and diluted	$0.09			$0.04

Weighted Average Shares Outstanding (in thousands)
Basic	81,945			81,945
Diluted	82,084			82,084

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

Celera Corporation

Condensed Consolidated Statement of Operations

(Unaudited)

Three Months Ended September 26, 2009

		Adjustments
(Dollar amounts in thousands except per share amounts)	As Previously Reported on Form 10-Q	Classification of Bad Debt Expenses	Recognition of Unreimbursed and Uncollectible Charges	As Restated
Net Revenues
Services	$24,353	$(927)	$—	$23,426
Products	8,224	—	—	8,224
Royalties, licenses and milestones	7,448	—	—	7,448

Total Net Revenues	40,025	(927)	—	39,098

Cost of Sales
Services	8,347	—	—	8,347
Products	4,325	—	—	4,325

Total Cost of Sales	12,672	—	—	12,672

Gross Margin	27,353	(927)	—	26,426
Selling, general and administrative	22,652	(927)	—	21,725
Research and development	6,198	—	—	6,198
Amortization of purchased intangible assets	2,568	—	—	2,568
Employee-related charges, asset impairments and other	3,775	—	—	3,775
Legal settlement	978	—	—	978

Operating Loss	(8,818)	—	—	(8,818)
Interest income, net	1,380	—	—	1,380

Loss Before Income Taxes	(7,438)	—	—	(7,438)
Benefit for income taxes	62	—	—	62

Net Loss	$(7,376)	$—	$—	$(7,376)

Net Loss per Share
Basic and diluted	$(0.09)			$(0.09)

Weighted Average Shares Outstanding (in thousands)
Basic and diluted	81,860			81,860

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

Celera Corporation

Condensed Consolidated Statement of Operations

(Unaudited)

Three Months Ended June 27, 2009

		Adjustments
(Dollar amounts in thousands except per share amounts)	As Previously Reported on Form 10-Q	Classification of Bad Debt Expenses	Recognition of Unreimbursed and Uncollectible Charges	As Restated
Net Revenues
Services	$25,437	$(18,812)	$17,010	$23,635
Products	8,277	—	—	8,277
Royalties, licenses and milestones	7,604	—	—	7,604

Total Net Revenues	41,318	(18,812)	17,010	39,516

Cost of Sales
Services	8,976	—	—	8,976
Products	4,427	—	—	4,427

Total Cost of Sales	13,403	—	—	13,403

Gross Margin	27,915	(18,812)	17,010	26,113
Selling, general and administrative	41,109	(18,812)	—	22,297
Research and development	7,425	—	—	7,425
Amortization of purchased intangible assets	2,549	—	—	2,549
Employee-related charges, asset impairments and other	(126)			(126)
Impairment of intangible assets	15,655	—	—	15,655

Operating Loss	(38,697)	—	17,010	(21,687)
Interest income, net	1,699	—	—	1,699

Loss Before Income Taxes	(36,998)	—	17,010	(19,988)
Benefit for income taxes	5,279	—	—	5,279

Net Loss	$(31,719)	$—	$17,010	$(14,709)

Net Loss per Share
Basic and diluted	$(0.39)			$(0.18)

Weighted Average Shares Outstanding (in thousands)
Basic and diluted	81,818			81,818

Celera Corporation

Notes to Consolidated Financial Statements (Continued)

Celera Corporation

Condensed Consolidated Statement of Operations

(Unaudited)

Three Months Ended March 28, 2009

		Adjustments
(Dollar amounts in thousands except per share amounts)	As Previously Reported on Form 10-Q	Classification of Bad Debt Expenses	Recognition of Unreimbursed and Uncollectible Charges	As Restated
Net Revenues
Services	$28,666	$(1,705)	$(5,032)	$21,929
Products	9,157	—	—	9,157
Royalties, licenses and milestones	7,913	—	—	7,913

Total Net Revenues	45,736	(1,705)	(5,032)	38,999

Cost of Sales
Services	9,193	—	—	9,193
Products	4,814	—	—	4,814

Total Cost of Sales	14,007	—	—	14,007

Gross Margin	31,729	(1,705)	(5,032)	24,992
Selling, general and administrative	25,246	(1,705)	—	23,541
Research and development	7,730	—	—	7,730
Amortization of purchased intangible assets	2,549	—	—	2,549
Employee-related charges, asset impairments and other	724	—	—	724

Operating Loss	(4,520)	—	(5,032)	(9,552)
Interest income, net	2,112	—	—	2,112

Loss Before Income Taxes	(2,408)	—	(5,032)	(7,440)
Benefit for income taxes	991	—	—	991

Net Loss	$(1,417)	$—	$(5,032)	$(6,449)

Net Loss per Share
Basic and diluted	$(0.02)			$(0.08)

Weighted Average Shares Outstanding (in thousands)
Basic and diluted	81,737			81,737

SCHEDULE II

CELERA CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 25, 2010 AND DECEMBER 26, 2009, THE SIX MONTHS ENDED DECEMBER 27, 2008, AND THE YEAR ENDED JUNE 30, 2008

The information set forth below as of and for the years ended December 26, 2009 and December 27, 2008, the six months ended December 27, 2008, and the year ended June 30, 2008, has been restated to reflect adjustments to our previously issued consolidated financial statements as more fully discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Note 3, Restatement of Previously Issued Financial Statements and in Note 24, Unaudited Quarterly Financial Information of the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

(Dollar amounts in thousands)	Allowance for Doubtful Accounts (As Restated)
Balance at June 30, 2007	$516
Acquired through acquisition of BHL	756
Charged to costs and expenses	5,533
Deductions from reserve	(1,225)

Balance at June 30, 2008	5,580
Charged to costs and expenses	6,284
Deductions from reserve	(2,122)

Balance at December 27, 2008	9,742
Charged to costs and expenses	7,801
Deductions from reserve	(5,885)

Balance at December 26, 2009	11,658
Charged to costs and expenses	3,124
Deductions from reserve	(6,588)

Balance at December 25, 2010	$8,194

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT
2.1	Agreement and Plan of Merger, dated as of August 31, 2007, by and among Applera Corporation, Barolo Acquisition, Inc., Berkeley HeartLab, Inc. and James Caccavo, as the Shareholder Representative (incorporated by reference to Exhibit 2.1 to Applera Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 001-04389)

2.2	Asset Purchase Agreement, dated September 19, 2007, by and among Applera Corporation and Atria Genetics Inc., the Principals named therein and the Representative (as defined therein) (incorporated by reference to Exhibit 2.2 to Amendment No. 1 to our Registration Statement on Form S-1, File No. 333-149457)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K dated July 8, 2008, File No. 001-34116)

3.2	Third Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K dated August 18, 2009, File No. 001-34116)

10.1	Separation Agreement, dated as of May 8, 2008, by and between Applera Corporation and Celera Corporation (incorporated by reference to Exhibit 10.1 to Applera Corporation’s Current Report on Form 8-K dated May 8, 2008, File No. 001-04389)

10.2*	Form of Operating Agreement by and between Applera Corporation and Celera Corporation (incorporated by reference to Exhibit 10.2 to Amendment No. 5 to our Registration Statement on Form S-1, File No. 333-149457)

10.3	Form of Services Agreement by and between Applera Corporation and Celera Corporation (incorporated by reference to Exhibit 10.3 to Amendment No. 3 to our Registration Statement on Form S-1, File No. 333-149457)

10.4	Form of Tax Matters Agreement by and between Applera Corporation and Celera Corporation (incorporated by reference to Exhibit 10.4 to Amendment No. 4 to our Registration Statement on Form S-1, File No. 333-149457)

10.5*	Form of Master Purchase Agreement by and between Applera Corporation and Celera Corporation (incorporated by reference to Exhibit 10.5 to Amendment No. 5 to our Registration Statement on Form S-1, File No. 333-149457)

10.6	Celera Diagnostics Joint Venture Agreement dated as of April 1, 2001, among Applera Corporation, its Applied Biosystems Group, its Celera Group, Foster City Holdings, LLC, and Rockville Holdings, LLC (incorporated by reference to Exhibit 10.36 to Applera Corporation’s Annual Report on Form 10-K for the year ended June 30, 2002, File No. 001-04389)

10.7	Amendment, dated as of June 22, 2004, to Celera Diagnostics Joint Venture Agreement dated as of April 1, 2001, among Applera Corporation, its Applied Biosystems Group, its Celera Group, Foster City Holdings, LLC, and Rockville Holdings, LLC (incorporated by reference to Exhibit 10.34 to Applera Corporation’s Annual Report on Form 10-K for the year ended June 30, 2004, File No. 001-04389)

10.8	Celera Diagnostics Reorganization Agreement dated as of April 22, 2006, and effective as of January 1, 2006, among Applera Corporation, its Applied Biosystems group, its Celera group, Foster City Holdings, LLC, and Rockville Holdings, LLC (incorporated by reference to Exhibit 10.2 to Applera Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 001-04389)

10.9*	License Agreement, dated April 30, 1997, by and among The Regents of the University of California, Department of Energy contract-operators of the Ernest Orlando Lawrence Berkeley National Laboratory, and Berkeley HeartLab, Inc. (incorporated by reference to Exhibit 10.10 to Amendment No. 5 to our Registration Statement on Form S-1, File No. 333-149457)

EXHIBIT NO.	DOCUMENT
10.10*	Research Collaboration and License Agreement, dated November 6, 1996, between Merck & Co., Inc. and Arris Pharmaceutical Corporation (incorporated by reference to Exhibit 10.11 to Amendment No. 6 to our Registration Statement on Form S-1, File No. 333-149457)

10.11*	Amendment, dated as of February 9, 1998, to Research Collaboration and License Agreement, dated November 6, 1996, between Merck & Co., Inc. and Arris Pharmaceutical Corporation (incorporated by reference to Exhibit 10.12 to Amendment No. 5 to our Registration Statement on Form S-1, File No. 333-149457)

10.12*	Second Amendment, dated as of November 5, 1998, to Research Collaboration and License Agreement, dated November 6, 1996, between Merck & Co., Inc. and Arris Pharmaceutical Corporation (incorporated by reference to Exhibit 10.13 to Amendment No. 5 to our Registration Statement on Form S-1, File No. 333-149457)

10.13*	Third Amendment, dated as of November 18, 1999, to Research Collaboration and License Agreement, dated November 6, 1996, between Merck & Co., Inc. and Arris Pharmaceutical Corporation (incorporated by reference to Exhibit 10.14 to Amendment No. 6 to our Registration Statement on Form S-1, File No. 333-149457)

10.14*	Fourth Amendment, dated as of March 3, 2000, to Research Collaboration and License Agreement, dated November 6, 1996, between Merck & Co., Inc. and Arris Pharmaceutical Corporation (incorporated by reference to Exhibit 10.15 to Amendment No. 5 to our Registration Statement on Form S-1, File No. 333-149457)

10.15*	Fifth Amendment, dated as of November 6, 2000, to Research Collaboration and License Agreement, dated November 6, 1996, between Merck & Co., Inc. and Arris Pharmaceutical Corporation (incorporated by reference to Exhibit 10.16 to Amendment No. 6 to our Registration Statement on Form S-1, File No. 333-149457)

10.16*	Sixth Amendment to Research Collaboration and License Agreement, dated November 6, 1996, between Merck & Co., Inc. and Arris Pharmaceutical Corporation (incorporated by reference to Exhibit 10.17 to Amendment No. 5 to our Registration Statement on Form S-1, File No. 333-149457)

10.17*	Seventh Amendment, dated as of November 2, 2001, to Research Collaboration and License Agreement, dated November 6, 1996, between Merck & Co., Inc. and Arris Pharmaceutical Corporation (incorporated by reference to Exhibit 10.18 to Amendment No. 6 to our Registration Statement on Form S-1, File No. 333-149457)

10.18*	Eighth Amendment, dated as of November 20, 2002, to Research Collaboration and License Agreement, dated November 6, 1996, between Merck & Co., Inc. and Arris Pharmaceutical Corporation (incorporated by reference to Exhibit 10.19 to Amendment No. 6 to our Registration Statement on Form S-1, File No. 333-149457)

10.19*	Assignment Agreement by and between Pharmacyclics, Inc. and Applera Corporation, dated April 7, 2006 (incorporated by reference to Exhibit 10.20 to Amendment No. 5 to our Registration Statement on Form S-1, File No. 333-149457)

10.20*	Amendment No. 1, effective as of May 12, 2008, to Assignment Agreement by and between Pharmacyclics, Inc. and Applera Corporation, dated April 7, 2006 (incorporated by reference to Exhibit 10.21 to Amendment No. 6 to our Registration Statement on Form S-1, File No. 333-149457)

10.21*	Amendment No. 2, effective as of March 2, 2009, to Assignment Agreement by and between Pharmacyclics, Inc. and Applera Corporation, dated April 7, 2006 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 28, 2009, File No. 001-34116)

EXHIBIT NO.	DOCUMENT
10.22*	Amendment No. 3, effective as of March 30, 2009, to Assignment Agreement by and between Pharmacyclics, Inc. and Applera Corporation, dated April 7, 2006 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 27, 2009, File No. 001-34116)

10.23*	Real-Time Instrument Patent License Agreement between Applera Corporation and Cepheid, dated April 5, 2004 (incorporated by reference to Exhibit 10.22 to Amendment No. 5 to our Registration Statement on Form S-1, File No. 333-149457)

10.24*	First Amendment, effective June 27, 2006, to Real-Time Instrument Patent License Agreement between Applera Corporation and Cepheid, dated April 5, 2004 (incorporated by reference to Exhibit 10.23 to Amendment No. 5 to our Registration Statement on Form S-1, File No. 333-149457)

10.28*	Facility Participation Agreement, effective December 1, 2007, by and between United HealthCare Insurance Company, United’s Affiliates (as defined therein) and Berkeley Heart Laboratory (incorporated by reference to Exhibit 10.27 to Amendment No. 5 to our Registration Statement on Form S-1, File No. 333-149457)

10.29	Marina Village Industrial Gross Lease, by and between Alameda Real Estate Investments and Berkeley HeartLab, Inc., as amended (incorporated by reference to Exhibit 10.23 to Amendment No. 3 to our Registration Statement on Form S-1, File No. 333-149457)

10.30#	Celera Corporation 2008 Stock Incentive Plan (as amended on August 13, 2009) (incorporated by reference to Exhibit 10.29 to our Quarterly Report on Form 10-Q for the quarter ended September 26, 2009, File No. 001-34116)

10.31#	Form of Non-Qualified Stock Option Award Agreement pursuant to the Celera Corporation 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 9, 2010, File No. 001-34116)

10.32#	Form of Restricted Stock Unit Award Agreement pursuant to the Celera Corporation 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated February 9, 2010, File No. 001-34116)

10.33#	Form of Performance Share Award Agreement pursuant to the Celera Corporation 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 9, 2010, File No. 001-34116)

10.34#	Celera Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.32 to Amendment No. 5 to our Registration Statement on Form S-1, File No. 333-149457)

10.35#	The Excess Savings Plan of Celera Corporation (incorporated by reference to Exhibit 10.33 to Amendment No. 5 to our Registration Statement on Form S-1, File No. 333-149457)

10.36	Form of Indemnity Agreement entered into by Celera Corporation and each member of its Board of Directors (incorporated by reference to Exhibit 10.25 to Amendment No. 4 to our Registration Statement on Form S-1, File No. 333-149457)

10.37	Form of Indemnification Agreement entered into by Applera Corporation and each member of the Board of Directors of Celera Corporation (incorporated by reference to Exhibit 10.26 to Amendment No. 4 to our Registration Statement on Form S-1, File No. 333-149457)

10.38*	Distribution Agreement, effective as of October 1, 2008, by and between Celera Corporation and Abbott Laboratories (incorporated by reference to Exhibit 10.36 to our Transition Report on Form 10-KT for the transition period ended December 27, 2008, File No. 001-34116)

10.39*	Royalty Agreement, effective as of October 1, 2008, by and between Celera Corporation and Abbott Laboratories (incorporated by reference to Exhibit 10.37 to our Transition Report on Form 10-KT for the transition period ended December 27, 2008, File No. 001-34116)

EXHIBIT NO.	DOCUMENT
10.40#	Celera Corporation Executive Change in Control Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated November 29, 2010, File No. 001-34116)

10.41#	Adoption Agreement for Celera Corporation Non-Qualified Savings and Deferral Plan, effective November 7, 2008 (incorporated by reference to Exhibit 10.39 to our Transition Report on Form 10-KT for the transition period ended December 27, 2008, File No. 001-34116)

10.42#	Basic Plan Document for Celera Corporation Non-Qualified Savings and Deferral Plan (incorporated by reference to Exhibit 10.40 to our Transition Report on Form 10-KT for the transition period ended December 27, 2008, File No. 001-34116)

10.43#	Celera Corporation Annual Bonus Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 22, 2009, File No. 001-34116)

10.44#	Form of Restricted Stock Unit Award Agreement by and between Celera Corporation and each of Kathy Ordoñez, Thomas White, Scott Milsten and Michael Zoccoli (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 29, 2010, File No. 001-34116)

10.45#	Employment Offer Letter, dated November 30, 2010, by and between Celera Corporation and Alfred Merriweather (incorporated by reference to Exhibit 10.1 to our Current report on Form 8-K dated December 20, 2010, File No. 001-34116)

10.46#	Amended Offer Letter between Celera Corporation and Scott Milsten dated December 22, 2008 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 27, 2010, File No. 001-34116)

10.47#+	Employment Offer Letter, dated October 28, 2010, by and between Celera Corporation and Michael Mercer

14.1	Code of Business Conduct and Ethics of the Registrant (incorporated by reference to Exhibit 14.1 to our Current Report on Form 8-K dated August 18, 2009, File No. 001-34116)

21.1+	Subsidiaries of the Registrant

23.1+	Consent of Independent Registered Public Accounting Firm

31.1+	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2+	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates filed herewith.

#	Management contract or compensatory plan or arrangement.

*	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELERA CORPORATION

/s/ KATHY ORDOÑEZ
Name:	Kathy Ordoñez
Title:	Chief Executive Officer
Date:	March 17, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ KATHY ORDOÑEZ Kathy Ordoñez	Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2011

/s/ ALFRED MERRIWEATHER Alfred Merriweather	Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2011

/s/ RICHARD H. AYERS Richard H. Ayers	Director	March 17, 2011

/s/ JEAN-LUC BÉLINGARD Jean-Luc Bélingard	Director	March 17, 2011

/s/ WILLIAM G. GREEN William G. Green	Director	March 17, 2011

/s/ PETER BARTON HUTT Peter Barton Hutt	Director	March 17, 2011

/s/ GAIL K. NAUGHTON Gail K. Naughton	Director	March 17, 2011

/s/ WAYNE I. ROE Wayne I. Roe	Director	March 17, 2011

/s/ BENNETT M. SHAPIRO Bennett M. Shapiro	Director	March 17, 2011