Form 10-K/A
period 2010-12-25
Celera CORP
filed 2011-04-25
CIK 1428156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2010

Commission File Number: 001-34116

CELERA CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	26-2028576
(State of Incorporation)	(I.R.S. Employer Identification Number)

1401 HARBOR BAY PARKWAY

ALAMEDA, CA 94502

(Address of principal executive offices)

Registrant’s telephone number, including area code: (510) 749-4200

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 26, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $498.9 million, based on the closing price on such date of the registrant’s common stock on the NASDAQ Stock Market. Shares of common stock held by each officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded because these persons may be considered affiliates. This determination of affiliate status for purposes of this calculation is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of March 16, 2011, was 82,155,471 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CELERA CORPORATION

ANNUAL REPORT ON FORM 10-K/A

FISCAL YEAR ENDED DECEMBER 25, 2010

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our annual report on Form 10-K for the year ended December 25, 2010, originally filed on March 18, 2011 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 25, 2010. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission (the “SEC”), we are including with this Amendment certain currently dated certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

Except as set forth above, we have not modified or updated disclosures presented in the Original Filing to reflect events or developments that have occurred after the date of the Original Filing. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results, or developments that have occurred or facts that have become known to us after the date of the Original Filing (other than as discussed above), and such forward-looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the directors and executive officers of the Company, their ages, and the positions held by each such person with the Company on March 28, 2011:

Name	Age	Position
Paul D. Arata	56	Senior Vice President, Human Resources and Administration
Richard H. Ayers (1)(2)	68	Director
Jean-Luc Bélingard (2)	62	Director
William G. Green	66	Director
Peter Barton Hutt (3)	76	Director
Victor K. Lee	52	Vice President, Chief Intellectual Property Counsel and Assistant Secretary
Michael W. Mercer	57	Senior Vice President, Berkeley HeartLab
Alfred Merriweather	57	Senior Vice President and Chief Financial Officer
Scott K. Milsten	41	Senior Vice President, General Counsel and Corporate Secretary
Gail K. Naughton (1)(3)	55	Director
Kathy Ordoñez	60	Chief Executive Officer and Director
Wayne I. Roe (1)	60	Director
Bennett M. Shapiro (2)(3)	71	Director
Stacey R. Sias	57	Senior Vice President, Business Development and Strategic Planning
Thomas J. White	65	Senior Vice President, Chief Scientific Officer
Michael A. Zoccoli	60	Senior Vice President, Products Group

(1)	Member of the Audit and Finance Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

Executive Officers

Kathy Ordoñez, age 60, has served as the Company’s Chief Executive Officer, and as a director of the Company, since February 2008. She joined Applied Biosystems in December 2000, and held various positions, including President of Celera Diagnostics LLC, prior to being named to her current position. Prior to December 2000, Ms. Ordoñez was employed by Hoffmann-La Roche, a leading international healthcare company, where she was President and Chief Executive Officer of Roche Molecular Systems from 1991 to 2000.

Paul D. Arata, age 56, has served as the Company’s Senior Vice President of Human Resources and Administration since August 2009, and previously as Vice President of Human Resources and Administration since February 2008. Prior to joining Applied Biosystems’ Celera Group, Mr. Arata held various human resources positions with Applied Biosystems, Inc. (formerly Applera Corporation and hereinafter referred to as “Applied Biosystems”) from 2001 to 2008, most recently serving as Vice President of Human Resources and Site Services. Prior to joining Applied Biosystems, Mr. Arata held various human resources and administrative and management roles with Charles Schwab & Co., Inc., SBC Communications Inc. and Pacific Telesis Group.

Victor K. Lee, Ph.D., age 52, has served as the Company’s Vice President, Chief Intellectual Property Counsel and Assistant Secretary since August 2009, and previously as Chief Intellectual Property Counsel since July 2008 and as the Company’s Assistant Secretary since November 2008. Dr. Lee served as the Company’s Secretary from July 2008 to November 2008. Dr. Lee joined Applied Biosystems’ Celera Group in July 2001 as Senior Patent Attorney and Licensing Director, and held the position of Vice President and Chief Corporate Counsel between May 2004 and June 2008. Prior to joining the Company, Dr. Lee worked for Roche Molecular Systems as Chief Patent Counsel. He previously held faculty positions in the Department of Medicine at the University of Washington.

Michael W. Mercer, age 57, has served as the Company’s Senior Vice President Berkeley HeartLab (“BHL”) since October 2010. Prior to joining the Company, he was a consultant, before which he was the Chief Commercial Officer for BHL from 2002 to 2008. Mr. Mercer has held several senior marketing and sales positions in other diagnostic companies.

Alfred Merriweather, age 57, has served as the Company’s Senior Vice President and Chief Financial Officer since December 2010. Previously, Mr. Merriweather served as Executive Vice President and Chief Financial Officer of Calypso Medical Technologies, Inc., a privately held medical device company, and has more than 25 years of financial management experience, including service as Chief Financial Officer in a number of laboratory service, medical technology and life sciences companies. Prior to joining Calypso Medical in 2010, Mr. Merriweather served as Chief Financial Officer of Monogram Biosciences, a publicly held molecular diagnostics company. Mr. Merriweather held this position at Monogram Biosciences, and a predecessor company, ACLARA Biosciences, from 2001 to 2009.

Scott K. Milsten, age 41, has served as the Company’s Senior Vice President, General Counsel and Corporate Secretary since August 2009, and previously as Vice President, General Counsel and Corporate Secretary since November 2008. Previously, Mr. Milsten was Deputy General Counsel for Gen-Probe Incorporated, a molecular diagnostics company, between May 2005 and October 2008. Prior to Gen-Probe, Mr. Milsten practiced corporate law with the law firm of Latham & Watkins LLP from 1996 to 2005, where he specialized in mergers and acquisitions and securities offerings for life science and technology companies.

Stacey R. Sias, Ph.D., age 57, has served as the Company’s Senior Vice President, Business Development and Strategic Planning since August 2009, and previously as Chief Business Officer since February 2008. She joined Applied Biosystems’ Celera Group in April 2001 and held various positions, including Vice President, Marketing and Business Development. Prior to this, Dr. Sias was the Vice President of Licensing at Roche Molecular Systems and held various positions within Hoffmann La-Roche. She previously served as a patent agent at Cetus Corporation and as a molecular biologist at Codon Corporation and Genentech, Inc.

Thomas J. White, Ph.D., age 65, has served as the Company’s Senior Vice President, Chief Scientific Officer since August 2009, and previously as Chief Scientific Officer since February 2008. He joined Applied Biosystems’ Celera Group in November 2000 and held various positions, including Vice President, Research and Development. Prior to this, Dr. White was employed by Roche Molecular Systems, where he was Senior Vice President of Research and Development from 1989 to 2000. From 1978 to 1989, Dr. White held various positions at Cetus Corporation, including Vice President of Research and Associate Director of Research and Development.

Michael A. Zoccoli, Ph.D., age 60, has served as the Company’s Senior Vice President, Products Group since August 2009, and previously as General Manager, Products Group since February 2008. He joined Applied Biosystems’ Celera Group in January 2002, and held various positions, including Vice President of Development, Vice President of Development, Instruments Systems and Software, and Vice President of Development and Manufacturing. He previously worked in product development and project management at a number of companies, including Cetus Corporation, Roche Molecular Systems, Applied Imaging Corporation, and Bayer Diagnostics.

Board of Directors

Richard H. Ayers, age 68, has served as a director of the Company since February 2008 and was a director of Applied Biosystems from 1988 until June 2008. He is the retired Chairman and Chief Executive Officer of The Stanley Works (now known as Stanley Black and Decker), a tool and hardware manufacturer. He was an advisor to the Chairman and Chief Executive Officer of The Stanley Works from January 1997 to October 1997 after having served as Chairman and Chief Executive Officer of The Stanley Works from May 1989 to December 1996. Mr. Ayers is a Trustee of MassMutual Select Funds and MML Series Investment Fund. The Company Board believes that the following experience, attributes, and skills, among others, make Mr. Ayers a highly valued member of the Board: accounting and financial expertise; global business experience as a chief executive officer of a public company; leadership attributes and management experience; and professional and educational background.

Jean-Luc Bélingard, age 62, has served as a director of the Company since February 2008 and was a director of Applied Biosystems from 1993 until June 2008. He has served as Executive Chairman of bioMérieux, a French diagnostics company, since January 1, 2011. He previously served as Chairman and Chief Executive Officer of Ipsen S.A., a diversified French healthcare holding company, from January 2002 until October 2010. He previously served as Chief Executive Officer of bioMérieux-Pierre Fabre Group, a diversified French healthcare holding company, from 1999 to December 2001, and as Director General of the Diagnostics Division and a member of the Executive Committee of F.Hoffmann-La Roche Ltd., a healthcare company, from 1990 to 1998. Mr. Bélingard is also a director of Laboratory Corporation of America Holdings, NicOx S.A. (France), and bioMérieux S.A. The Company Board believes that the following experience, attributes, and skills, among others, make Mr. Bélingard a highly valued member of the Board: global business experience as a chief executive officer of several companies in the healthcare space; leadership attributes and management experience; and professional and educational background.

William G. Green, age 66, has served as a director of the Company since July 2008. Mr. Green has been General Counsel and Secretary of the Gordon and Betty Moore Foundation, a private, philanthropic foundation dedicated to advancing environmental conservation and research around the world, since December 2003, and also served as the foundation’s Chief Program Officer — Environmental Conservation from November 2004 until July 2008. He previously served as Senior Vice President, General Counsel and Secretary of Chiron Corporation, a biotechnology company, from 1990 to October 2004 and Senior Vice President and Special Counsel to the President of Chiron from 2004 to 2006. The Company Board believes that the following experience, attributes, and skills, among others, make Mr. Green a highly valued member of the Board: legal expertise and experience relating to corporate governance; experience advising senior management of publicly traded companies; legal expertise and experience relating to biotechnology companies; and professional and educational background.

Peter Barton Hutt, age 76, has served as a director of the Company since August 2008. Mr. Hutt is a senior counsel at the law firm of Covington & Burling LLP and has been an attorney with that firm since 1975. He served as Chief Counsel for the Food and Drug Administration (the “FDA”) between 1971 and 1975. Mr. Hutt is a member of the Institute of Medicine of the National Academy of Sciences and teaches a course on food and drug law each winter term at Harvard Law School. He serves on a number of academic, philanthropic and venture capital advisory boards, and is a director of Xoma Ltd., ISTA Pharmaceuticals, Inc., and Momenta Pharmaceuticals, and several privately held life sciences companies. Additionally, within the last five years, he was a director of Phase Forward Inc., CV Therapeutics, Inc., and Favrille, Inc. The Company Board believes that the following experience, attributes, and skills, among others, make Mr. Hutt a highly valued member of the Board: legal expertise and experience relating to food and drug laws; legal expertise and experience relating to corporate governance; and professional and educational background.

Gail K. Naughton, Ph.D., age 55, has served as a director of the Company since July 2008. Dr. Naughton has been Dean of the College of Business Administration at San Diego State University since August 2002 and Chairman and Chief Executive Officer of Histogen, Inc., a regenerative medicine company, since June 2007. She was Vice Chairman of Advanced Tissue Sciences, Inc. (ATS), a company involved in human-based tissue engineering, from March 2002 to October 2002, President from August 2000 to March 2002, President and Chief Operating Officer from 1995 to 2000, and co-founder and director since inception in 1987. She is also a director of C.R. Bard, Inc. The Company Board believes that the following experience, attributes, and skills, among others, make Dr. Naughton a highly valued member of the Board: global business experience as a chief executive officer and university dean; leadership attributes and management experience, particularly in the biotechnology space; and professional and educational background.

Kathy Ordoñez, age 60, has served as the Company’s Chief Executive Officer, and as a director of the Company, since February 2008. She joined Applied Biosystems in December 2000, and held various positions, including President of Celera Diagnostics LLC, prior to being named to her current position. Prior to December 2000, Ms. Ordoñez was employed by Hoffmann-La Roche, a leading international healthcare company, where she was President and Chief Executive Officer of Roche Molecular Systems from 1991 to 2000. The Company Board believes that the following experience, attributes, and skills, among others, make Ms. Ordoñez a highly valued member of the Board: global business experience as a chief executive officer; leadership attributes and management experience, particularly in the biotechnology space; and professional and educational background.

Wayne I. Roe, age 60, has served as a director of the Company since December 2008. Mr. Roe has been a general partner of DFJ In-Cube Ventures, an early stage medical technology fund, since 2007. From 2001 to 2007, he served as a consultant on life science marketing and pharmacoeconomic strategy. Mr. Roe was the founding Chief Executive Officer and Chairman of Covance Health Economics and Outcomes Services, Inc. from 1988 to 1999 and previously served as Vice President for Economic and Health Policy for the Health Industry Manufacturers Association. He currently sits on the boards of directors of ISTA Pharmaceuticals, Inc. and a number of privately held companies. Mr. Roe also serves on the executive committee of the Maryland Angels Fund. Additionally, within the last five years, he was a director of Favrille, Inc. and Aradigm Corporation. The Company Board believes that the following experience, attributes, and skills, among others, make Mr. Roe a highly valued member of the Board: experience as a chief executive officer; expertise and experience relating to reimbursement, pharma-economics, public policy and market strategy for new medical technologies; and professional and educational background.

Bennett M. Shapiro, M.D., age 71, has served as a director of the Company since May 2008. Dr. Shapiro has been a director and Partner of PureTech Ventures, a venture capital firm specializing in investments in novel therapeutics, medical devices, and research technologies, since August 2003. From September 1990 to July 2003, Dr. Shapiro was Executive Vice President of Merck & Co., Inc., a research-based pharmaceutical company, in charge of Worldwide Basic and Preclinical Research and Licensing and External Research. He is also a director of Momenta Pharmaceuticals, Inc. The Company Board believes that the following experience, attributes, and skills, among others, make Dr. Shapiro a highly valued member of the Board: expertise and experience relating to novel therapeutics, medical devices and research technologies; leadership attributes and management experience; and professional and educational background.

There are no material proceedings in which any director or officer of the Company is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

There are no family relationships among the directors and executive officers of the Company.

Board Leadership Structure

The Company Board is composed of seven independent directors and Kathy Ordoñez, the Company’s Chief Executive Officer. One of the Company’s independent directors, William G. Green, serves as the Company’s non-executive Chairman of the Board. Each of the Company Board’s three standing committees (each, a “Committee,” and together, the “Committees”) is composed of independent directors. The Company Board believes that its largely independent membership provides useful oversight and allows the Board to fulfill its duties effectively. With respect to the Chairman and Chief Executive Officer positions, the Company Board believes that it is presently beneficial to the Company to have those roles separated. The Company Board conducts an annual evaluation to determine whether the Committees are functioning effectively and whether the current Board leadership structure continues to be appropriate.

Board Committees

The Company Board has established three Committees to assist it in carrying out its responsibilities: an Audit and Finance Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. The Board may also establish other committees from time to time.

Each Committee operates under a written charter, copies of which are available in the Corporate section of our website at www.celera.com under the heading “About Us — Corporate Governance — Committee Charters.” The Committee charters are also available in print to any stockholder on request to: Secretary, Celera Corporation, 1401 Harbor Bay Parkway, Alameda, California 94502.

Audit and Finance Committee. The Audit and Finance Committee, which was established by the Company Board in accordance with Section 3(a)(58)(A) of the Exchange Act, oversees accounting, finance, and internal control matters. The Committee is responsible for the appointment, compensation, evaluation, and oversight of the work of our independent registered public accounting firm for the purpose of preparing or issuing an audit report or performing other services. In addition, the Committee, among other things:

•	reviews and approves the scope, plan and fees of audit and non-audit services to be performed by our independent registered public accounting firm;

•	reviews with management and our independent registered public accounting firm our annual and quarterly consolidated financial statements; and

•	reviews our significant financial policies, strategies and commitments.

The Committee also reviews and approves all related party transactions pursuant to a Related Party Transaction Policy described in more detail below. Each member of the Audit and Finance Committee is independent as defined by the rules of NASDAQ and also satisfies the independence requirements for members of audit committees prescribed under the Sarbanes-Oxley Act of 2002. Each member of the Audit and Finance Committee meets NASDAQ’s financial literacy requirements, and the Board of Directors has determined that Mr. Ayers is an “audit committee financial expert” within the meaning of the applicable regulations and standards. The Audit and Finance Committee met eleven times during the year ended December 25, 2010. The members of the Audit and Finance Committee are Richard H. Ayers, Gail K. Naughton, Ph.D., and Wayne I. Roe, with Mr. Ayers serving as chair.

Compensation Committee. The Compensation Committee oversees compensation policies and practices for our officers and other members of senior management, including salary, bonus, and incentive awards. The details of the processes and procedures that we use in the consideration and determination of executive compensation are described below under “Compensation Discussion and Analysis.” The Compensation Committee met six times during the year ended December 25, 2010. The members of the Compensation Committee are Jean-Luc Bélingard, Richard H. Ayers and Bennett M. Shapiro, M.D., with Mr. Bélingard serving as chair. Each of Mr. Bélingard, Mr. Ayers, and Dr. Shapiro, is an independent member of the Company Board as defined by the NASDAQ listing standards.

The Compensation Committee retains an independent compensation consulting firm to assist it in identifying appropriate peer companies for consideration in its analysis of officer compensation, preparing executive compensation analyses, and providing ongoing advice to the Compensation Committee as requested.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee evaluates our Board’s effectiveness and generally takes a leadership role in advising the Board on corporate governance and related matters. The Nominating and Corporate Governance Committee is also responsible for the general oversight of the Company’s ethical conduct and compliance with laws and regulations applicable to our business. The Nominating and Corporate Governance Committee met six times during the year ended December 25, 2010. The members of the Nominating and Corporate Governance Committee are Gail K. Naughton, Ph.D., Peter Barton Hutt and Bennett M. Shapiro, M.D., with Dr. Naughton serving as chair. Each of Dr. Naughton, Dr. Shapiro and Mr. Hutt are independent as defined by the NASDAQ listing standards.

The Nominating and Corporate Governance Committee also assists the Company Board in identifying individuals qualified to serve as members of the Company Board and with management succession planning. Final approval of the nomination of a new nominee to the Company Board is determined by the full Board. The Nominating and Corporate Governance Committee considers nominations for directors recommended by members of the Board, Company management, stockholders, and other sources.

Board Role in Risk Oversight

Our management performs day-to-day assessment of the risks faced by the Company, including financial risk, strategic risk, operational risk, and legal and compliance risk. The Board of Directors is responsible for overseeing management in its assessment and management of those risks, and the Board takes an active role in that regard. At meetings, the Company Board reviews with management the Company’s business and strategies, the risks involved, and management’s approach to managing those risks.

In addition, in accordance with its charter, the Audit and Finance Committee reviews the Company’s policies and guidelines with respect to financial risk assessment and management. Where appropriate, the Audit and Finance Committee is responsible for making recommendations to the Company Board regarding financial aspects of risk management policies and their impact on the Company. The Audit and Finance Committee also regularly discusses with management the Company’s significant financial risk exposures and the actions management has taken to limit, monitor, or control those exposures.

The Nominating and Corporate Governance Committee is charged with reviewing the effectiveness of the Company’s programs and procedures with respect to compliance with laws. In discharging this function, the Nominating and Corporate Governance Committee regularly discusses with management, including the Chief Compliance Officer, significant compliance risks in operating in the healthcare industry and the actions management has taken to limit, monitor or control those exposures.

The Compensation Committee oversees risk management as it relates to our compensation plans, policies and programs in connection with designing (in consultation with management or the Board of Directors), recommending to the Board for approval, and evaluating our compensation programs. The Compensation Committee reviews our compensation programs to ensure that they are designed to encourage high performance, promote accountability and align employee interests with the interests of our stockholders, and has reviewed with management whether our compensation programs may create incentives for our employees to take excessive or inappropriate risks that could have a material adverse effect on the Company.

Compensation Risk Assessment

We conducted a risk assessment of our compensation programs and policies from legal, human resources, financial and risk management perspectives and reviewed and discussed this assessment with the Compensation Committee. Based on this assessment, we concluded that we do not have any compensation programs or practices which would reasonably likely have a material adverse effect on the Company.

In this review, management considered the attributes of our programs, including:

•	the mix of fixed and variable compensation opportunities;

•	the balance between annual and long-term performance opportunities;

•	the alignment of annual and long-term incentive award objectives to ensure that both types of awards encourage consistent behaviors and sustainable performance results;

•	corporate goals and performance metrics tied to key measures of performance that motivate sustained performance, and the controls over these measures; and

•	the Compensation Committee’s ability to consider non-financial and other qualitative performance factors in determining actual compensation payouts.

Compensation Committee Interlocks and Insider Participation

During the year ended December 25, 2010, the Compensation Committee consisted of Messrs. Bélingard, Ayers, and Dr. Shapiro. None of these members is or has been an officer or employee of the Company, and none of our executive officers serves as a director or member of the compensation committee of another entity that has one or more executives serving on our Board of Directors or Compensation Committee.

In November 2007, we established a collaboration with Societe de Conseils, de Recherche et d’Applications Scientifiques SAS, a wholly owned subsidiary of Ipsen S.A., to develop biomarker and pharmacogenomic tests for patients with growth failure. We have received a total of $1.3 million under this collaboration since its inception. We are eligible to earn additional milestone payments of up to $0.5 million under this collaboration, and as yet undetermined amounts in the event that Ipsen asks us to develop and manufacture reagents for use in the clinical trials of an Ipsen product. Mr. Bélingard, one of our directors, was Chairman and Chief Executive Officer of Ipsen until October 2010.

Communications with Directors

Any stockholder or other interested parties may communicate directly with the Board of Directors or the non-management directors. All communications should be in writing and should be directed to the Company’s Secretary at 1401 Harbor Bay Parkway, Alameda, California 94502. The sender should indicate in the address whether it is intended for the entire Board of Directors, the non-management directors as a group, or an individual director. Each communication intended for the Board of Directors or non-management directors received by the Secretary will be forwarded to the intended recipients subject to compliance with instructions from the Board of Directors in effect from time to time concerning the treatment of inappropriate communications.

Corporate Governance Guidelines

The Company Board has adopted a Code of Business Conduct and Ethics (the “Code of Business Conduct”) that applies to all directors, officers and employees and persons acting on behalf of the Company. If any amendments are made to the Code of Business Conduct or if any waiver, including any implicit waiver, from a provision of the Code of Business Conduct is granted to any of the Company’s executive officers, we intend to disclose the nature of such amendment or waiver on our website at the address specified below.

The Code of Business Conduct, as adopted by the Company Board, may be accessed at the Company’s website at www.celera.com under the heading “About Us — Corporate Governance — Code of Business Conduct.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of information provided to us, all persons subject to these reporting requirements filed the required reports on a timely basis during the year ended December 25, 2010.

Directors’ Compensation and Benefits

Under the Company’s director compensation policy, each non-employee director of the Company is paid a $45,000 annual cash retainer. The Chairman of the Company Board and Committee chairs each receive the following additional cash compensation, which amounts are added to their annual cash retainers: Chairman of the Company Board — $45,000; Audit and Finance Committee — $15,000; Compensation Committee — $10,000; and Nominating and Corporate Governance Committee — $10,000. All of the foregoing annual retainers and other amounts are paid in quarterly installments.

Pursuant to the director compensation policy, each new non-employee director is granted an initial option grant of 30,000 Shares, which vests in three equal annual installments following the date of grant, and an annual option grant of 20,000 Shares, which vests one year after the date of grant. The annual option grant is awarded to directors on the date of our annual meeting of stockholders.

The Company does not pay any additional amounts for attendance at meetings, participation on Committees, or serving as a co-chair of a Committee.

The following table sets forth the compensation paid to each of our non-management directors during the year ended December 25, 2010:

Director Compensation for Fiscal Year Ended December 25, 2010

Name	Fees Earned or Paid in Cash (1)	Option Awards (2)	All Other Compensation (3)	Total Compensation
Richard H. Ayers	$60,000	$62,800	—	$122,800
Jean-Luc Bélingard	$55,000	$62,800	—	$117,800
William G. Green	$90,000	$62,800	—	$152,800
Peter Barton Hutt	$45,000	$62,800	—	$107,800
Gail K. Naughton	$55,000	$62,800	—	$117,800
Wayne I. Roe	$45,000	$62,800	—	$107,800
Bennett M. Shapiro	$45,000	$62,800	—	$107,800

(1)	Represents the amount of the annual retainer and fees for service as Chairman of the Board and Committee chair, as applicable.
(2)	Amounts shown represent the grant date fair value of options granted in the year ended December 25, 2010 as computed in accordance with FASB (ASC) Topic 718, Compensation — Stock Compensation. For a discussion of the assumptions made in the valuation reflected in these columns, see Note 2 to the Consolidated Financial Statements for 2010 contained in our Annual Report on Form 10-K filed with the SEC on March 18, 2011. These amounts do not necessarily reflect the amounts ultimately to be received by the recipient.

The aggregate number of option awards outstanding as of December 25, 2010 for each non-management director was as follows:

Name	Options Outstanding at December 25, 2010
Richard H. Ayers	90,700
Jean-Luc Bélingard	90,700
William G. Green	70,000
Peter Barton Hutt	70,000
Gail K. Naughton	70,000
Wayne I. Roe	70,000
Bennett M. Shapiro	70,000

(3)	In accordance with SEC rules, no amount is included for perquisites and other personal benefits for any director during the year ended December 25, 2010 as the amount, in all cases, was less than $10,000.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION & ANALYSIS

Named Executive Officers for the Year Ended December 25, 2010

Our Named Executive Officers (“NEOs”), for the year ended December 25, 2010 are:

•	Kathy Ordoñez, Chief Executive Officer;

•	Ugo DeBlasi,† former Senior Vice President and Chief Financial Officer;

•	Alfred Merriweather,† current Senior Vice President and Chief Financial Officer;

•	Scott K. Milsten, Senior Vice President, General Counsel and Corporate Secretary;

•	Thomas J. White, Senior Vice President, Chief Scientific Officer; and

•	Stacey R. Sias, Senior Vice President, Business Development and Strategic Planning.

†

Mr. DeBlasi resigned as Senior Vice President and Chief Financial Officer, effective November 19, 2010. Mr. Merriweather was named Senior Vice President and Chief Financial Officer, effective December 20, 2010.

Executive Summary

Our Compensation Committee in 2009 adopted a strong pay-for-performance philosophy designed to align executive’s compensation with our business and stockholders’ interests. We manage our compensation program with the objective of being within the 50th percentile of our peer group, with the ability to earn up to the 75th percentile with annual incentive and equity compensation based on superior performance.

For 2010, we reviewed our base salaries and total compensation against our peer group using our pay-for-performance philosophy and did not make any changes to our executive base salaries or target total compensation for our NEOs.

For 2010, our executives earned annual bonuses based on three equally weighted financial goals of $155,371,000 targeted revenue, $100,535,000 targeted gross profit and $121,867,000 of targeted operating expenses, plus personal performance assessments. Our actual financial performance was $128,169,000 of revenue, gross profit of $81,756,000 and operating expenses of $108,473,000 resulting in our bonus pool funding at 48.8% of target.

After reviewing the benchmark data and considering dilution, cost and share usage, the Compensation Committee decided in early 2010 to award executives’ long-term incentives in 2010 in the form of stock options and performance based restricted stock units, with 50% of the intended value coming from each form of award. In addition, in December of 2010 after reviewing with its compensation consultant the potential retention risks for our employees, the Compensation Committee decided to move our proposed 2011 equity grant forward and to award time based restricted stock units to our employees.

Compensation Philosophy and Overview of our Program

Our compensation philosophy is to align financial rewards with long-term stockholder returns and value. We are committed to the principles inherent in paying for performance and we have structured the compensation program to deliver rewards for exemplary performance and to withhold rewards and impose other consequences in the absence of such performance.

Our compensation programs work together to achieve several key objectives, including the payment of compensation related to company performance and the collective efforts of our employees. In particular, the primary goals of our executive compensation program are to:

•

attract and retain top quality leadership by delivering competitive levels of base salary, short and long-term incentives, and benefits commensurate with the capabilities, depth of experience, and background of the executive, as well as in recognition of their specific contributions to the achievement of the organization’s objectives;

•

reward executives for business performance and results that increase stockholder value. We have implemented variable and equity based programs that deliver rewards commensurate with the effort and achievement of these results;

•

drive and motivate executive behaviors (for example, thinking from the perspective of a stockholder, facilitating the achievement of team goals, making appropriate research and development investment choices, balancing long-term and short-term objectives, managing risk, and creating business continuity) that are aligned with the short and long-term strategies of the business and with stockholder interests; and

•	place an appropriate portion of each executive’s total compensation at risk based on the level of responsibility and impact of the position on the Company’s financial results.

In order to implement this philosophy, we provide our NEOs with base salary, annual bonus incentives and long-term equity awards within the following framework:

•	base salary targeted at the 50th percentile of our peer group;

•

total cash compensation (base salary and annual bonus) targeted at the 50th percentile of our peer group, with stretch/exceptional performance that increases long-term stockholder value targeted up to the 75th percentile; and

•	long-term compensation targeted at the 50th to 75th percentile, depending on dilution and expense constraints.

As these are guidelines, variations occur as dictated by the experience level of the individual, geographical market factors, individual performance, tenure and job criticality.

We also provide executives with employee benefit plans consistent with those provided to other employees of companies of our size and in our industry, which help maintain a competitive total compensation package and help to attract and retain executives.

Competitive Assessment Process

The Compensation Committee evaluated our peer group in 2010. We selected our peer group based on the following criteria:

•	companies that are engaged in the life sciences industry;

•	companies that are generally located in high cost of living areas, so as to reflect similar recruiting landscapes;

•	companies with revenues generally between $100 and $400 million;

•	companies with generally 300 to 1200 employees; and

•	companies with a market capitalization between $175 million and $1.5 billion.

In addition, we also consider whether we compete with such companies for executives and whether the executive officers of such companies provide appropriate benchmarks relative to the specific duties and responsibilities of our executive officers.

Based on this evaluation and the criteria above, the peer companies we selected are set out below:

Company	Location	Industry
Abaxis	Union City, CA	Diagnostic Substances
Affymetrix	Santa Clara, CA	Biotechnology Research Equipment
Alexion Pharmaceuticals	Cheshire, CT	Biopharmaceuticals & Biotherapeutics
Alkermes	Cambridge, MA	Drug Delivery Systems
Auxilium Pharmaceuticals	Malvern, PA	Pharmaceuticals Manufacturers
BioMarin Pharmaceuticals	Novato, CA	Biopharmaceuticals & Biotherapeutics
Cepheid	Sunnyvale, CA	Biotechnology Research Equipment
Exelixis	South San Francisco, CA	Biopharmaceuticals & Biotherapeutics
Genomic Health	Redwood City, CA	Diagnostic Substances
Gen-Probe	San Diego, CA	Diagnostic Substances
Isis Pharmaceuticals	Carlsbad, CA	Biopharmaceuticals & Biotherapeutics
Luminex	Austin, TX	Biotechnology Research Equipment
Myriad Genetics	Salt Lake City, UT	Diagnostic Substances
OSI Pharmaceuticals	Melville, NY	Biopharmaceuticals & Biotherapeutics
Quidel	San Diego, CA	Diagnostic Substances
Regeneron Pharmaceuticals	Tarrytown, NY	Biopharmaceuticals & Biotherapeutics
Santarus	San Diego, CA	Pharmaceuticals Manufacturers
Sequenom	San Diego, CA	Biotechnology Research Equipment
Symyx Technologies	Santa Clara, CA	Technical & Scientific Research Services
The Medicines Company	Parsippany, NJ	Pharmaceuticals Manufacturers
Vertex Pharmaceuticals	Cambridge, MA	Pharmaceuticals Manufacturers

Compared to our peer group, the Company’s rankings were as follows as of the most recent date of analysis:

Competitive Criteria	Percentage Rank
Revenue	45%
Employees	54%
Market Capitalization	13%

Roles and Responsibilities Pertaining to Compensation Management

Kathy Ordoñez, our Chief Executive Officer, with the assistance of Paul Arata, our Senior Vice President of Human Resources and Administration, provides recommendations to the Compensation Committee with regard to compensation philosophy, the structure and design of programs and policies in which our executives may participate, and specific compensation awards for each of our executive officers other than for herself. Ms. Ordoñez performs a performance review of each executive officer, other than herself. The Compensation Committee uses this performance review in determining annual bonuses, as well as long-term incentive grants. Mr. Arata provides compilations of total compensation values and reviews of performance against objectives for the Compensation Committee. Alfred Merriweather, our Chief Financial Officer, prepares information for the Compensation Committee with regard to financial targets and metrics upon which the incentive compensation programs and equity programs are based.

The Compensation Committee is responsible for making decisions regarding our Chief Executive Officer’s compensation and for reviewing and approving her recommendations regarding the compensation of the other executive officers. The Compensation Committee retained Radford Surveys + Consulting (“Radford”) as an independent executive compensation consulting firm. Radford prepares for the Compensation Committee executive compensation analyses and reports and provides ongoing advice as the Compensation Committee deems appropriate. Among other things, in 2010 Radford performed the following services for the Compensation Committee:

•	reviewed the current peer companies to ensure each was still appropriate in analysis of director and officer compensation;

•	provided benchmark data for the Compensation Committee in its review of each element of compensation and overall total compensation opportunities;

•

prepared a competitive analysis for each of our executive officers against executives of our peer group. These included a review of base salary levels, actual short-term incentive levels (i.e., annual bonus), and the value of any long-term and equity compensation in the year of grant; and

•	consulted regarding design of ongoing annual and long-term incentive programs.

Radford also participates in Compensation Committee meetings where the executive compensation analyses and recommendations are discussed. In order to maintain an objective external perspective, Radford does not provide any other services to the Company outside of its support to the Compensation Committee.

Components of Compensation for Our Executive Officers

We utilize compensation programs and elements that are aligned with and support our compensation philosophies. These components work together to provide flexibility to help us manage through change and a dynamic business climate. These compensation programs or elements consist of:

•	base salary;

•	annual incentive compensation;

•	long-term and equity incentive compensation; and

•	benefits and prerequisites.

Base Salary

Base salary is a fixed compensation amount paid during the course of the fiscal year. It is designed to recognize demonstrated mastery of the day-to-day requirements of the position and pay competitive amounts that reflect the individual attributes of each executive officer. Base salaries are generally reviewed annually and are individually determined taking into consideration each executive’s unique set of skills, experience, and level of responsibility.

As discussed above, after reviewing the competitive benchmarking data, the Compensation Committee determined that the base salaries for our NEOs were either at or above the 50th percentile of our peer group and thus, would not be increased for fiscal year 2010. NEOs whose base salaries were above the 50th percentile, would not be decreased, but would not receive salary increases until their base salaries came into alignment with the 50th percentile of market.

Annual Bonus Incentives

Our bonus program is based on the achievement of pre-determined financial and business objectives and also includes a discretionary component to reflect personal performance and contribution. The objective of the program is to provide a competitive and performance based earnings opportunity that fluctuates year to year based on specific short-term business and individual achievements.

Bonuses under our program are determined by the following formula:

Base salary x target bonus percentage x business modifier x personal performance modifier = bonus

Target Bonus Percentage. Based on Radford’s benchmark study of our peer group and an internal determination of the value of the role of each executive officer to the organization, bonus targets for each of our NEOs for 2010 were as follows:

Name	Target Bonus Percentage
Kathy Ordoñez	75%
Alfred Merriweather †	45%
Thomas J. White	60%
Scott K. Milsten	45%
Stacey R. Sias	45%
Ugo DeBlasi *	—

*	Mr. DeBlasi resigned his employment with the Company effective November 19, 2010.
†	Mr. Merriweather commenced employment with the Company effective December 20, 2010.

Business Modifier. For 2010, the Compensation Committee established threshold, target and out performance goals for three financial goals of revenue, gross profit and operating expense. Each of these goals is weighted equally. No bonus is payable if threshold achievement is not attained. Between threshold and target and between target and out performance the earned payout is calculated based on linear extrapolation. Threshold is set at 80% of targeted goal. Performance above target payout funds is allocated and paid only to high achievers. The threshold, target and out performance goals for 2010 were:

(Dollar amounts in thousands)	Threshold	Target	Out Performance
Revenue	$124,297	$155,371	$186,445
Gross Profit	$80,428	$100,535	$120,642
Operating Expenses	$146,240	$121,867	$ 97,494

Our actual revenue, gross profit and operating expenses for 2010 were $128,169,000, $81,756,000 and $108,473,000 respectively, resulting in the following business modifier calculation:

(Dollar amounts in thousands)	Target	Actual	Percent Achieved	Weight	Earned Payout
Revenue	$155,371	$128,169	82.5%	33 1/3%	4.2%
Gross Profit	$100,535	$81,756	81.3%	33 1/3%	2.2%
Operating Expenses	$121,867	$108,473	111.0%	33 1/3%	42.4%

Total					48.8%

Personal Modifier. Ms. Ordoñez reviewed each NEO other than herself for his or her performance in 2010 based on completion of personal goals and proposed to the Compensation Committee a personal modifier to reflect each NEO’s personal performance and contribution (either positive or negative) to the overall business results.

The personal goals for 2010 for each of the NEOs were:

•

Ms. Ordoñez: provide overall leadership of the Company to ensure corporate and departmental goals are met; oversee implementation of strategic partnering plan as agreed with the Board of Directors; mentor cost effectiveness and medical policy activities for new genetic testing.

•

Dr. White: advance discovery and development of new genetic tests in CVD and oncology; support existing and future tests with publications and cost effectiveness studies; contribute to PMA and Medco study for KIF6.

•	Mr. Milsten: maintain the Company’s corporate governance processes; oversee transactional and litigation matters for the Company; enhance compliance program.

•

Dr. Sias: advance market development and commercialization strategies for CV Genetics; grow domestic and international opportunities; lead BHL marketing effort; implement agreed licensing and M&A activities.

The personal modifiers for each of the NEOs for 2010 were:

Name	Personal Modifier
Kathy Ordoñez	100%
Alfred Merriweather †	100%
Thomas J. White	100%
Scott K. Milsten	110%
Stacey R. Sias	100%

†	Mr. Merriweather commenced employment with the Company effective December 20, 2010 and was funded at target for 2010.

The personal modifiers above reflect the following determinations:

•

Ms. Ordoñez: accomplishment of goals, including provided overall leadership of the Company, ensuring corporate and departmental goals were met; oversee implementation of strategic partnering plan as agreed with the Board of Directors; mentor cost effectiveness and medical policy activities for new genetic testing.

•

Dr. White: accomplishment of goals, including successful discovery and development of new genetic tests in CVD and oncology; support existing and future tests with publications and cost effectiveness studies; contribute to PMA and Medco study for KIF6.

•

Mr. Milsten: accomplishment of goals, including excellent performance in maintaining the Company’s corporate governance processes; oversee transactional and litigation matters for the Company; enhance compliance program.

•

Dr. Sias: accomplishment of goals, including advanced market development and commercialization strategies for CV genetics, grow domestic and international opportunities; lead BHL marketing effort; implement agreed licensing and M&A activities.

Mr. Merriweather commenced employment with the Company effective December 20, 2010 and no personal goals were set for 2010. However, Mr. Merriweather was guaranteed a signing bonus of $5,000, net, as an incentive to accept employment with the Company.

The following table calculates each NEO’s bonus for 2010 according to the bonus formula set forth above:

Name	Base Salary	Target Bonus	Business Modifier	Personal Modifier	2010 Bonus
Kathy Ordoñez	$650,000	75%	48.8%	100%	$237,900
Alfred Merriweather	$7,115	45%	48.8%	100%	$1,563
Thomas J. White	$428,000	60%	48.8%	100%	$83,478	†
Scott K. Milsten	$350,000	45%	48.8%	110%	$84,546
Stacey R. Sias	$332,000	45%	48.8%	100%	$72,907

†	Dr. White’s bonus was reduced to reflect part-time work during a portion of 2010.

Long-Term and Equity Incentive Compensation

We provide executives with various forms of equity incentives that generally vest over multiple years and, in some cases, vest based on pre-established business or stock price performance goals. The Company has historically utilized an equity incentive strategy with the following primary objectives:

•	to provide executives with a financial stake in the Company designed to increase management’s focus on stockholder value;

•	to align the rewards and compensation outcome of executives with the variability of the performance of the stock;

•	achieve a higher return on equity expense by focusing award participation on those individuals with a clear capability to drive growth in value; and

•	to provide market competitive earning opportunities commensurate with job responsibility, individual contribution, and Company performance.

We targeted the level of executives’ awards at the 50th percentile of our peer group in value. We determined to provide 50% of the targeted value in the form of stock options and 50% of the targeted value in restricted stock units using either time based or performance based units. In doing so, the Compensation Committee used a 3:1 ratio for time based restricted stock units and a 2:1 ratio for performance based restricted stock units when determining the number of options and restricted stock units to be granted. We developed this strategy after considering the market practices of our peer group, burn rate percentages within our peer group, the impact of grants on dilution, compensation expense of such grants, and share usage.

In 2008, we used a combination of stock options and performance vested restricted stock units as a means of providing long-term equity awards. In 2009, we used stock options and time vested restricted stock units for this purpose. Early in 2010, the Compensation Committee determined that the return to performance vested restricted stock units would be more in line with our adopted pay-for-performance philosophy, and granted long-term equity incentives in the form of stock options and performance vested restricted stock units for our executives. The 2010 performance vested restricted stock units had both a time and performance based element, with a target number of units being earned if target performance was met for 2010, with no vesting below target. The number of units earned based on performance would, in turn, vest and become payable equally over three years from the date the unit was earned. The concept was that this type of award would drive both short-term performance and have a longer term retention element.

In late 2010, the Company Board announced that it would explore strategic alternatives for the Company, which created uncertainty for our executives regarding their long-term role with the company. At that time, it also became clear that none of the 2010 performance vested restricted stock units would be earned and all would be forfeited. In addition, our stock options were significantly out of the money. As a result, the Company’s existing long-term equity incentives held little retentive value for our executives. In order to provide new retention vehicles for our executive officers to remain focused on our business during the Board’s exploratory process, the Compensation Committee, with input from Radford and management, decided to accelerate the timing of our 2011 equity grant into 2010 and to make the grant in the form of time vested restricted stock units. Time based restricted stock units will result in some value to executives, as long as they remained employed through the vesting period, and therefore provide the desired retention value.

Benefits and Perquisites

We offer a competitive level of benefits to executives as part of our total executive compensation program. These benefits are intended to help recruit and retain senior executives. We will review our benefit programs on a periodic basis by benchmarking against our peer group, reviewing published survey information, and obtaining advice from various independent benefit consultants. Our NEOs participate in the same employee benefit plans we make available to all other full time employees, in general. In addition, during 2010 we made available annual physicals, and excess liability insurance to all of our NEOs. We gross-up the NEOs for taxes on the excess liability insurance. These additional perquisites are competitive with our peer group and we believe are necessary to attract and retain executives in accordance with our compensation philosophy.

Potential Payments upon Termination of Employment

Except as described below with respect to certain terminations following an acquisition of the Company, any severance benefits payable to our NEOs will be determined by the Compensation Committee on a case-by-case basis in its discretion consistent with our prior practices and the treatment of other similarly situated executives.

We have adopted an executive change in control plan that provides severance benefits to our executive officers in the event that they are terminated following a change in control without cause or resign with good reason within two years of a change in control. Under such plan, our NEOs, other than our CEO, would receive severance in the amount of 24 months of base pay plus targeted bonus and health care/dental benefits, and our CEO would receive severance in the amount of 36 months of base pay plus targeted bonus and health care/dental benefits. These severance benefits are paid in a lump sum within 60 days following the termination date, subject to the NEO’s delivery of an irrevocable release of claims against us. In addition, the policy provides the NEO with the right to receive outplacement services for 12 months following a qualifying termination.

Our executive change in control plan is intended to help alleviate both the negative effects on productivity during the uncertainty of a change in control and the transition period that follows a change in control and the potential for economic hardship of affected employees. In 2010, in light of the proposed exploration of various strategic alternatives, the Compensation Committee undertook a review of the executive change in control plan in order to determine its effectiveness as a retentive device in light of a potential change in control. In connection with that review, the Compensation Committee sought the input of Radford as to whether or not the plan was within market practices. As part of that review, the Compensation Committee made some changes to the executive change in control plan to address the types of change in control that would be covered by the plan, and to include sales of business units in which an executive is employed. The Compensation Committee also decided to change the plan to address situations where an executive may trigger an excise tax as a result of the golden parachute rules of Sections 280G and 4999 of the Internal Revenue Code, to allow the executive to reduce the amount of parachute payments in order to avoid such tax, if it would be more beneficial to the executive. The Compensation Committee did not include a Section 280G tax gross up as it is not within current best compensation practices.

Tax Considerations

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

SUMMARY COMPENSATION TABLE

Summary Compensation Table for Fiscal Year Ended December 25, 2010

The following table provides information about the compensation provided to our NEOs during the fiscal year ended December 25, 2010, the fiscal year ended December 26, 2009 and our short fiscal year ended December 27, 2008. In July 2008, our Board of Directors approved a change in our fiscal year end to align our fiscal year with the calendar year and provide that our fiscal year will generally end on the last Saturday in December. The fiscal year end change resulted in an interim reporting period for prior fiscal period beginning on July 1, 2008 and ending on December 27, 2008:

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)		Stock Awards ($) (1)		Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
Kathy Ordoñez	Dec 27, 2009-Dec 25, 2010	650,000		—		710,527	(4)	308,000	237,900	16,528	1,922,955
Chief Executive Officer	Dec 28, 2008-Dec 26, 2009	650,000		—		257,717		363,750	278,363	26,802	1,576,632
	July 1, 2008-Dec 27, 2008	347,712		—		—		—	338,254	3,004	688,970
Alfred Merriweather †††	Dec 27, 2009-Dec 25, 2010	7,115		5,000	**	—		—	1,563	3,925	17,603
SVP, Chief Financial Officer
Thomas White	Dec 27, 2009-Dec 25, 2010	428,000		—		228,571	(5)	123,200	83,478	20,754	884,003
SVP, Chief Scientific Officer	Dec 28, 2008-Dec 26, 2009	428,000		—		80,405		101,850	146,633	17,743	774,631
	July 1, 2008-Dec 27, 2008	229,107		—		—		—	147,802	5,159	382,068
Scott Milsten ††	Dec 27, 2009-Dec 25, 2010	350,000		50,000	***	332,890	(6)	138,600	84,546	59,228	1,015,264
SVP, General Counsel and Corporate Secretary	Dec 28, 2008-Dec 26, 2009	331,538		—		61,850		87,300	97,967	180,375	759,030
Stacey R. Sias	Dec 27, 2009-Dec 25, 2010	332,000		10,000	***	195,264	(7)	92,400	72,907	25,624	728,195
SVP, Business Development and Strategic Planning	Dec 28, 2008-Dec 26, 2009	—		—		—		—	—	—	—
	July 1, 2008-Dec 27, 2008	177,692		—		56,135		47,943	85,974	18,184	385,928
Ugo DeBlasi †	Dec 27, 2009-Dec 25, 2010	334,423		—		149,850	(8)	138,600	—	13,518	636,391
Former SVP, Chief Financial Officer	Dec 28, 2008-Dec 26, 2009	317,403	*	30,000	**	92,775		478,400	80,663	62,027	1,061,268

*	Amount includes an aggregate of $44,425 paid to Mr. DeBlasi for his services as a consultant to the Company prior to his commencing employment as our Chief Financial Officer on April 6, 2009. Amount also includes his base salary for the period April 6, 2009 to December 26, 2009.
**	Reflects a sign-on bonus paid to Mr. DeBlasi and Mr. Merriweather.
***	Represents a special achievement bonus paid to Mr. Milsten and Dr. Sias.
†	Mr. DeBlasi resigned his employment with the Company effective November 19, 2010.
††	Mr. Milsten commenced employment with the Company effective October 30, 2008.
†††	Mr. Merriweather commenced employment with the Company effective December 20, 2010.
(1)	Amounts shown represent the grant date fair value of options and restricted stock units granted in the year indicated as computed in accordance with FASB (ASC) Topic 718, Compensation — Stock Compensation. For a discussion of the assumptions made in the valuation reflected in these columns, see Note 2 to the Consolidated Financial Statements for 2010 contained in our Annual Report on Form 10-K filed with the SEC on March 18, 2011.
(2)	Amounts shown reflect annual incentive bonus awards earned by the NEOs for the fiscal year 2010 ended December 25, 2010 under our incentive compensation program, which is discussed above, under “Components of Compensation for Our Executive Officers — Annual Incentive Compensation.”
(3)	The amounts in this column consist of the following:

Name	Contributions Related to Employee Savings Plans ($) (a)	Tax Gross-Ups ($) (b)	Other Benefits ($) (c)	Total ($)
Kathy Ordoñez	15,000	278	1,250	16,528
Alfred Merriweather †	—	3,925	—	3,925
Thomas J. White	18,838	126	1,790	20,754
Scott K. Milsten	12,250	15,173	31,805	59,228
Stacey R. Sias	14,046	8,129	3,449	25,624
Ugo DeBlasi ††	12,250	18	1,250	13,518

†	Mr. Merriweather commenced employment with the Company effective December 20, 2010.
††	Mr. DeBlasi resigned his employment with the Company effective November 19, 2010.
(a)	Reflects contributions under the Company Corporation Non-Qualified Savings and Deferral Plan for the year ended December 25, 2010.
(b)	Reflects a reimbursement for taxes associated with income recognized by the executive as a result of excess liability insurance. This column includes relocation tax gross ups for Mr. Milsten and a tax gross up on Mr. Merriweather’s signing bonus.
(c)	Reflects the aggregate incremental cost of providing various perquisites and other personal benefits to each of the named individuals. These perquisites and personal benefits, which are valued at the actual cost, consist of: annual physicals and excess liability insurance. This column includes relocation benefits ($30,555) and excess liability coverage ($1,250) paid during 2010 for Mr. Milsten.
(4)	Reflects in part a performance based award at target. If the maximum performance were used, such amount would increase by $199,804.
(5)	Reflects in part a performance based award at target. If the maximum performance were used, such amount would increase by $79,924.
(6)	Reflects in part a performance based award at target. If the maximum performance were used, such amount would increase by $89,910.
(7)	Reflects in part a performance based award at target. If the maximum performance were used, such amount would increase by $59,940.
(8)	Reflects a performance based award at target. If the maximum performance were used, such amount would increase by $89,910.

Narrative to Summary Compensation Table

The actual value, if any, that an executive may realize from a restricted stock unit or option is contingent upon the satisfaction of the conditions to vesting in that award, and with respect to options, upon the excess of the stock price over the exercise price on the date the award is exercised. Thus, there is no assurance that the value, if any, eventually realized by the executive will correspond to the amount shown in the table above.

Grants of Plan-Based Awards in the Fiscal Year Ended December 25, 2010

The following table below provides information about incentive compensation awards granted to the NEOs during the fiscal year ended December 25, 2010.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock that have not vested (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/SH)	Grant Date Fair Value of Stock and Option Awards ($) (2)
Name	Grant Date	Date of Compensation Committee Action granting the award	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Kathy Ordoñez			—	487,500	731,250	—	—	—	—	—	—	—
	March 8, 2010	February 4, 2010	—	—	—	—	50,001	80,002	—	100,000	6.66	641,007
	December 1, 2010	November 22, 2010	—	—	—	—	—	—	66,000	—	—	377,520
Alfred Merriweather ††			—	166,500	249,750	—	—	—	—	—	—	—
Thomas J. White			—	256,800	385,200	—	—	—	—	—	—	—
	March 8, 2010	February 4, 2010	—	—	—	—	20,001	32,002	20,001	40,000	6.66	256,407
	December 1, 2010	November 22, 2010	—	—	—	—	—	—	16,672	—	—	95,364
Scott K. Milsten			—	157,500	236,250	—	—	—	—	—	—	—
	March 8, 2010	February 4, 2010	—	—	—	—	22,500	36,000	22,500	45,000	6.66	288,450
	December 1, 2010	November 22, 2010	—	—	—	—	—	—	32,000	—	—	183,040
Stacey R. Sias			—	149,400	224,100	—	—	—	—	—	—	—
	March 8, 2010	February 4, 2010	—	—	—	—	15,000	24,000	15,000	30,000	6.66	192,300
	December 1, 2010	November 22, 2010	—	—	—	—	—	—	16,672	—	—	95,364
Ugo DeBlasi †	March 8, 2010	February 4, 2010	—	—	—	—	22,500	36,000	22,500	45,000	6.66	288,450

†	Mr. DeBlasi resigned his employment with the Company effective November 19, 2010.

††	Mr. Merriweather commenced employment with the Company effective December 20, 2010.
(1)	These amounts reflect the range of possible payouts under the Company’s Incentive Compensation Program for the year ended December 25, 2010 as described above in the section entitled “Components of Compensation for Our Executive Officers — Annual Incentive Compensation” in the “Compensation Discussion and Analysis” discussion set forth above. The payment for the year ended December 25, 2010 performance has been made based on the metrics described, and is shown in the “Summary Compensation Table” in the column entitled “Non-Equity Incentive Plan Compensation.”
(2)	Amounts shown represent the grant date fair value of options and restricted stock units granted in the year indicated as computed in accordance with FASB (ASC) Topic 718, Compensation—Stock Compensation. For a discussion of the assumptions made in the valuation reflected in these columns, see Note 2 to the Consolidated Financial Statements for 2010 contained in our Annual Report on Form 10-K filed with the SEC on March 18, 2011.

Outstanding Equity Awards as of December 25, 2010

The following table provides information about equity awards granted to each of the NEOs with respect to the Company’s stock that were outstanding as of December 25, 2010:

					Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Un- exercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)
Kathy Ordoñez	11,300	(2)	—		—	31.50	3/26/2011	31,251	(6)	199,694	29,000	(4)	185,310
	28,000	(2)	—		—	18.89	4/8/2012	66,000	(9)	421,740	50,001	(8)	319,506
	100,000	(2)	—		—	19.47	4/19/2012	—		—	—		—
	95,000	(2)	—		—	9.13	3/24/2013	—		—	—		—
	76,000	(2)	—		—	10.78	6/17/2014	—		—	—		—
	150,000	(2)	—		—	10.15	6/2/2015	—		—	—		—
	112,500		37,500	(3)	—	15.32	1/30/2017	—		—	—		—
	31,250		93,750	(5)	—	6.18	8/12/2019	—		—	—		—
	—		100,000	(7)	—	6.66	3/8/2020	—		—	—		—
Alfred Merriweather	—		—		—	—	—	—		—	—		—
Thomas J. White	8,000	(2)	—		—	31.50	3/26/2011	9,750	(6)	62,303	7,250	(4)	46,328
	15,000	(2)	—		—	18.89	4/8/2012	16,672	(9)	106,534	20,001	(8)	127,806
	10,000	(2)	—		—	19.47	4/19/2012	—		—	—		—
	20,000	(2)	—		—	9.13	3/24/2013	—		—	—		—
	14,000	(2)	—		—	10.78	6/17/2014	—		—	—		—
	28,000	(2)	—		—	10.15	6/2/2015	—		—	—		—
	37,500		12,500	(3)	—	15.32	1/30/2017	—		—	—		—
	8,750		26,250	(5)	—	6.18	8/12/2019	—		—	—		—
	—		40,000	(7)	—	6.66	3/8/2020	—		—	—		—
Scott K. Milsten	25,000		25,000	(10)	—	10.96	11/3/2018	7,500	(10)	47,925	22,500	(8)	143,775
	7,500		22,500	(5)	—	6.185	8/12/2019	32,000	(9)	204,480	—		—
	—		45,000	(7)	—	6.66	3/8/2020	7,500	(6)	47,925	—		—
Stacey R. Sias	6,500	(2)	—		—	39.45	6/21/2011	6,000	(6)	38,340	6,380	(4)	40,768
	5,300	(2)	—		—	18.89	4/8/2012	16,672	(9)	106,534	15,000	(8)	95,850
	7,700	(2)	—		—	9.13	3/24/2013	—		—	—		—
	8,000	(2)	—		—	10.78	6/17/2014	—		—	—		—
	29,000	(2)	—		—	10.15	6/2/2015	—		—	—		—
	45,000		15,000	(3)	—	15.32	1/30/2017	—		—	—		—
	6,000		18,000	(5)	—	6.18	8/12/2019	—		—	—		—
	—		30,000	(7)	—	6.66	3/8/2020	—		—	—		—
Ugo DeBlasi †	25,000		—		—	7.99	2/19/2011	—		—	—		—
	10,000		—		—	6.18	2/19/2011	—		—	—		—

†	Mr. DeBlasi resigned his employment with the Company effective November 19, 2010.
(1)	The market price used for calculations in this column is $6.39, which was the fair market price of a share of Common Stock on December 23, 2010, the last trading day prior to our year end of December 25, 2010.
(2)	These grants are fully vested.
(3)	100% of this option vested on January 30, 2011.
(4)	Up to 100% of this performance based restricted stock unit award potentially will vest on July 2, 2011, based on the level of achievement of the performance goals.
(5)	33% of this option will vest on each of August 12, 2011, August 12, 2012 and August 12, 2013.
(6)	33% of this restricted stock unit will vest on each of August 12, 2011, August 12, 2012 and August 12, 2013.
(7)	25% of this option vested on March 8, 2011, and a further 25% will vest on each of March 8, 2012, March 8, 2013 and March 8, 2014.
(8)	This performance based restricted stock award has been cancelled based on the failure to achieve the performance goals.
(9)	25% of this restricted stock unit will vest on each of December 1, 2011, December 1, 2012, December 1, 2013 and December 1, 2014.
(10)	50% of this option will vest on each of November 3, 2011 and November 3, 2012.

Options Exercised and Stock Vested in the Fiscal Year Ended December 25, 2010

The following table provides information about the value realized by each of the NEOs on exercises of stock options and the vesting of restricted stock units and stock awards with respect to Common Stock during the fiscal year ended December 25, 2010:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Kathy Ordoñez	—	—	15,126	99,183
Alfred Merriweather	—	—	—	—
Scott K. Milsten	—	—	3,956	23,906
Thomas J. White	—	—	4,189	27,532
Stacey R. Sias	—	—	3,142	20,573
Ugo DeBlasi †	—	—	2,097	14,081

†	Mr. DeBlasi resigned his employment with the Company effective November 19, 2010.
(1)	Amounts are based on the closing sales price of Common Stock on the day the stock vested.

Nonqualified Deferred Compensation as of December 25, 2010

The following table provides information as of fiscal year ended December 25, 2010 with respect to our Non-Qualified Savings and Deferral Plan:

Name	Plan Name	Executive Contributions for the Year Ended December 25, 2010 ($)	Registrant Contributions for the Year Ended December 25, 2010	Aggregate Earnings for the Year Ended December 25, 2010 ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at December 25, 2010 ($) (1)
Kathy Ordoñez	Non-Qualified Savings and Deferral Plan	—	13,425	163,313	—	3,862,671
Alfred Merriweather	Non-Qualified Savings and Deferral Plan	—	—	—	—	—
Thomas J. White	Non-Qualified Savings and Deferral Plan	—	7,316	8,696	—	504,435
Scott K. Milsten	Non-Qualified Savings and Deferral Plan	—	5,377	—	—	5,377
Stacey R. Sias	Non-Qualified Savings and Deferral Plan	—	4,350	57,642	—	461,205
Ugo DeBlasi †	Non-Qualified Savings and Deferral Plan	—	—	—	—	—

†	Mr. DeBlasi resigned his employment with the Company effective November 19, 2010.
(1)	Of the amounts in this column, the following are the total amounts that have been reported in the “Summary Compensation Table” over all previous years in which the NEO appeared in such table.

Name	Previous Years ($)
Kathy Ordoñez	2,000
Thomas J. White	2,000

(2)	For Ms. Ordoñez, the aggregate balance includes $2,359,000 transferred to the Non-Qualified Savings and Deferral Plan from Applied Biosystems’ Supplemental Executive Retirement Plan in connection with our split-off from Applied Biosystems on July 1, 2008.

Non-Qualified Savings and Deferral Plan

At the time of the split-off from Applied Biosystems (now Life Technologies), our Board of Directors adopted a deferred compensation plan and excess savings plan for eligible employees. In November 2008, our Board of Directors approved the consolidation of the two separate plans and adopted the Celera Corporation Non-Qualified Savings and Deferral Plan. The non-qualified savings and deferral plan allows eligible participants to defer a percentage of compensation each year on a pre-tax basis. We do not pay “above market” interest on deferred compensation. Amounts deferred are credited to individual accounts under the plan.

We also make employer contributions to the plan based on the matching contributions that we cannot make to the accounts of participants in our 401(k) Savings Plan by reason of the Internal Revenue Code limit on tax-deferred contributions to qualified plans. These contributions vest in the same manner as our match under the 401(k) Savings Plan — 25% per year for the first four years of employment.

Participants are able to direct the investment of their accounts among various measurement funds. These funds may change from time to time and include domestic and international equity, income, and blended funds. The non-qualified savings and deferral plan also includes account balances previously deferred under the Applied Biosystems Deferred Compensation Plan and the Applied Biosystems Excess Benefit Plan, which have been transferred to the Company following the split-off.

Participants are fully vested in their accounts in the plan, except with regard to the employer 401(k) contributions which vest as described above. These amounts will be paid on the earliest of:

•	a pre-retirement distribution date designated by the participant with respect to the amounts deferred each year; or

•	termination of the participant’s employment.

Payment may be made in a lump sum or in installments over a period of up to fifteen years, depending on the terms of the plan and the participant’s payment election.

Potential Payments Upon Termination or Change in Control

Severance Arrangements

As described above, our executive officers are eligible to receive post-termination payments pursuant to our executive change in control policy. We do not have any other individual severance arrangements with our NEOs.

The table below was prepared as though a change in control occurred and the NEO’s employment was terminated as of December 25, 2010 (due to a termination by the Company without cause or a resignation for good reason), and using the closing share price of Common Stock as of December 23, 2010, which was the last trading day prior to December 25, 2010. As described above, for purposes of calculating the benefits for each NEO, the executive change in control policy provides for a severance period of 36 months for Ms. Ordoñez and a severance period of 24 months for the other NEOs.

Termination or Change in Control Payments

Termination Within Two Years After Change in Control

Name	Cash Severance Payment ($) (1)	Benefit Plans ($) (2)	Options ($) (3)	Company Stock-Based Awards ($) (3)	Outplacement ($) (4)	Total ($)
Kathy Ordoñez	3,412,500	76,217	19,219	1,126,250	12,000	4,646,186
Alfred Merriweather	1,073,000	78,578	—	—	12,000	1,163,578
Thomas J. White	1,369,600	25,510	5,372	342,971	12,000	1,755,453
Scott K. Milsten	1,015,000	78,578	4,613	444,105	12,000	1,554,296
Stacey R. Sias	962,800	30,817	3,690	281,492	12,000	1,290,799
Ugo DeBlasi †	—	—	—	—	—	—

†	Mr. DeBlasi resigned his employment with the Company effective November 19, 2010.
(1)	Cash severance benefit is a lump sum payment based on the officer’s base pay and target bonus over the severance period.
(2)	Reflects lump sum payment for the cost of medical and dental coverage, grossed up for taxes, for the severance period.
(3)	The value of stock options and performance units assumes that all outstanding awards as of December 25, 2010 were immediately vested upon the change in control, regardless of whether termination of employment, for any reason, has occurred, as provided under the Celera Corporation 2008 Stock Incentive Plan. In the case of stock options, the value is based on the number of outstanding unvested shares deemed vested, multiplied by the applicable closing share price on December 23, 2010 (the last trading day prior to our fiscal year end), minus the aggregate exercise price of the stock options. In the case of the performance units, the value assumes the payment of previously unvested units, multiplied by the applicable closing share price on December 23, 2010.
(4)	Reflects an estimate of value of outplacement services to be provided during the 12 months following termination.

On March 17, 2011, the Company adopted an amendment to the executive change in control plan, to clarify the participants’ ability to terminate for “good reason” as a result of the Merger, as defined in the Agreement and Plan of Merger, dated as of March 17, 2011, by and among the Company, Quest Diagnostics Incorporated (“Parent”) and Spark Acquisition Corporation (“Purchaser,” and such agreement, the “Merger Agreement”), and to make other technical changes. In particular, this amendment clarified that a diminution in the authority, duties or responsibilities of the supervisor of an eligible employee as a direct result of the Merger will not trigger “good reason.” The amendment also clarified that if the Chief Executive Officer, any Senior Vice President or the Vice President – Chief Intellectual Property Counsel retains his or her same title and position as in effect immediately prior to the Merger, or does not hold the same or greater title and position at Parent, then such individual will be considered to have a material diminution in authority, duties and responsibilities as a result of the Merger and will be eligible to terminate for “good reason” and receive the benefits under the executive change in control plan. However, if such an executive has entered into a retention or employment agreement in connection with the transactions contemplated by the Merger Agreement, such executive shall not be eligible for benefits under the executive change in control plan. The foregoing description of the amendment and the executive change in control plan is qualified in its entirety by reference to the full text of the amendment, a copy of which is filed as Exhibit (e)(4) to the Company’s Schedule 14D-9 filed with the SEC on March 28, 2011.

Ms. Ordoñez entered into a new employment arrangement with Parent in connection with the Merger, pursuant to which she waived her rights under the executive change in control plan in exchange for a cash payment of $2,286,375. In addition, Paul D. Arata, Senior Vice President of Human Resources and Administration, Michael Mercer, Senior Vice President of Berkeley HeartLab, Inc. and Michael A. Zoccoli, Senior Vice President, Products Group, of the Company entered into offer letters with Parent on March 17, 2011, and waived their rights under the executive change in control plan in exchange for cash payments equal to 67% of the amount they would have received under the executive change in control plan and Parent equity grants with a value equal to 33% of the amount they would have received under the executive change in control plan. All other executive officers, however, may terminate their employment within the twenty-four months following the Merger and receive the severance benefits under the executive change in control plan. The foregoing employment arrangement and offer letters are effective only upon consummation of the transaction with Parent.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 16, 2011, information concerning the beneficial ownership of our Common Stock by:

•	each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding Shares;

•	each person who is currently a director of the Company;

•	each of our named executive officers; and

•	all of our current directors and executive officers as a group.

Based on information furnished to us or on filings made under the Exchange Act by or on behalf of such person or entity, except as otherwise indicated in the footnotes below, we believe that each person or entity has sole voting and investment power with respect to the shares of Common Stock set forth opposite such person’s or entity’s name. Beneficial ownership is determined in accordance with the rules of the SEC and generally attributes beneficial ownership of securities to persons who possess sole or shared voting or investment power with respect to such securities. Shares subject to options that are currently exercisable, other vested securities evidencing the right to receive Shares and unvested options or other securities that will vest or be exercisable within 60 days after March 16, 2011, are deemed to be outstanding and beneficially owned by the person holding such options or other securities for the purpose of computing the percentage ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Except as otherwise noted below, the address for each person listed in the following table is: Celera Corporation, 1401 Harbor Bay Parkway, Alameda, California, 94502.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class (7)
5% Stockholders:
FMR LLC	7,467,704	(1)	9.09%
BVF Partners L.P.	4,955,192	(2)	6.03%
BlackRock, Inc.	5,098,731	(3)	6.21%
Senator Investment Group LP	5,000,000	(4)	6.09%
Iridian Asset Management LLC	7,939,287	(5)	9.66%

Directors and Named Executive Officers:
Kathy Ordoñez	797,959		*
Richard H. Ayers	71,570	(6)	*
Jean-Luc Bélingard	69,851		*
William G. Green	50,000		*
Peter Barton Hutt	40,000		*
Gail K. Naughton	40,000		*
Wayne I. Roe	40,000		*
Bennett M. Shapiro	40,000		*
Alfred Merriweather	—		*
Scott K. Milsten	50,115		*
Thomas J. White	178,737		*
Stacey R. Sias	152,379		*
All directors and executive officers as a group (16 persons)†:	1,771,360		2.16%

*	Represents less than 1%.

†	Excludes Ugo DeBlasi, our former Senior Vice President and Chief Financial Officer. Mr. DeBlasi resigned from his employment with the Company effective November 19, 2010.
(1)	This information is based on a Schedule 13G/A filed with the SEC on February 14, 2011 by FMR LLC. The business address of FMR LLC is 82 Devonshire Street, Boston, Massachusetts, 02109. Per the Schedule 13G/A, Fidelity Management & Research Company (“Fidelity”), a wholly owned subsidiary of FMR LLC and an investment adviser to various investment companies, is the beneficial owner of 7,467,704 Shares. The ownership of one investment company, Fidelity Growth Company Fund amounted to 7,464,848 Shares. Edward C. Johnson 3d and FMR LLC, through its control of Fidelity and the funds, have sole power to dispose of the 7,467,704 Shares. Members of the family of Edward C. Johnson 3d, Chairman of FMR LLC, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC, and are parties to certain voting agreements. Neither FMR LLC nor Edward C. Johnson 3d, has the sole power to vote or direct the voting of the Shares owned by the Fidelity Funds.
(2)	This information is based on a Schedule 13G/A filed with the SEC on February 11, 2011 by Biotechnology Value Fund, L.P. (“BVF”), Biotechnology Value Fund II, L.P. (“BVF2”), BVF Investments, L.L.C. (“BVLLC”), Investment 10, L.L.C. (“ILL10”), BVF Partners L.P. (“BVF Partners”), BVF Inc. (“BVF Inc.”), and Mark N. Lampert (“Lampert”, collectively with BVF, BVF2, BVLLC, ILL10, BVF Partners, BVF Inc. and Lampert, the “BVF Entities”), collectively holding shared voting and shared dispositive power of the 4,955,192 Shares. Mr. Lampert is the sole stockholder, sole director and an officer of BVF Inc. The business address for the BVF Entities is 900 North Michigan Avenue, Suite 1100, Chicago, Illinois, 60611. Per the Schedule 13G/A, as the general partner of BVF and BVF2, the manager of BVLLC and the investment advisor of ILL10, BVF Partners may be deemed to beneficially own the 4,955,192 Shares. As the investment advisor and general partner of BVF Partners, BVF Inc. may be deemed to beneficially own the 4,955,192 Shares beneficially owned by BVF Partners. Mr. Lampert, as a director and officer of BVF Inc., may be deemed to beneficially own the 4,955,192 Shares beneficially owned by BVF Inc. Pursuant to a Schedule 13D/A filed with the SEC on April 12, 2011 by the BVF Entities, the BVF Entities collectively hold shared voting and shared dispositive power of 10,815,392 Shares, representing percentage ownership of approximately 13.2% of the Shares outstanding as of March 16, 2011. Per the Schedule 13D/A, as the general partner of BVF and BVF2, the manager of BVLLC and the investment adviser of ILL10, BVF Partners may be deemed to beneficially own the 10,815,392 Shares beneficially owned in the aggregate by BVF, BVF2, BVLLC and ILL10. As the investment adviser and general partner of BVF Partners, BVF Inc. may be deemed to beneficially own the 10,815,392 Shares beneficially owned by BVF Partners. Mr. Lampert, as a director and officer of BVF Inc. may be deemed to beneficially own 10,815,392 Shares beneficially owned by BVF Inc.
(3)

This information is based on a Schedule 13G/A filed with the SEC on February 3, 2011 by BlackRock, Inc. The business address of BlackRock, Inc. is 40 East 52nd Street, New York, New York, 10022. Per the Schedule 13G/A, BlackRock, Inc. (together with its subsidiaries) has sole dispositive power and sole voting power of the 5,098,731 Shares.

(4)

Based on Schedule 13G/A filed with the SEC on February 11, 2011 by Senator Investment Group LP (“Senator Investment Group”). The business address of Senator Investment Group is 1330 Avenue of the Americas, 26th Floor, New York, New York, 10019. Per the Schedule 13G/A, Senator Investment Group, in its capacity as investment manager, has sole dispositive power and sole voting power of the 5,000,000 Shares.

(5)	Based on Schedule 13G filed with the SEC on January 26, 2011 by Iridian Asset Management LLC (“Iridian”), David L. Cohen and Harold J. Levy, collectively holding shared voting and shared dispositive power of the 7,939,287 Shares. Per the Schedule 13G, Iridian has direct beneficial ownership of the shares in the accounts for which it serves as the investment adviser, and Messrs. Cohen and Levy may be deemed to possess beneficial ownership of the Shares beneficially owned by Iridian by virtue of their indirect controlling ownership of Iridian, and having the power to vote and direct the disposition of Shares as joint Chief Investment Officers of Iridian. Mr. Levy has direct beneficial ownership of the 8,112 Shares owned by him.
(6)	Includes 7,045 shares of Common Stock held by the Suzanne L. Ayers Living Trust, a trust for the benefit of Mr. Ayers’ wife, of which Mr. Ayers is a co-trustee. Includes 4,725 Shares of Common Stock held by the Richard H. Ayers Living Trust, a trust for the benefit of Mr. Ayers, of which Mr. Ayers is a co-trustee. Does not include 3,386 units representing Shares deferred by Mr. Ayers. No voting power exists with respect to these deferred Shares.
(7)	The percentage of Shares beneficially owned is based on 82,155,471 Shares outstanding as of March 16, 2011.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information as of December 25, 2010 regarding the Company’s 2008 Stock Incentive Plan, which was the only equity compensation plan in effect as of December 25, 2010:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders (1)	6,207,776 (1)	$10.74	11,508,044
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	6,207,776 (1)	$10.74	11,508,044

(1)	Includes restricted stock units, or RSUs, each of which represents the right to receive one share of Celera common stock at the time the RSU vests. RSUs do not have an exercise price and have been excluded in the determination of weighted-average exercise price in column (b).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transaction Policy

The Company Board has adopted a written policy governing the review, approval, and ratification of transactions involving the Company and “related parties” (the “Related Party Transaction Policy”). Under the policy, the Audit and Finance Committee reviews the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and the extent of the related party’s interest in the transaction, and takes into account the conflicts of interest and corporate opportunity provisions of the Company’s Code of Business Conduct and Ethics before approving or disapproving the related party transaction. For purposes of the policy, related parties are defined as directors and nominees for director, executive officers, and immediate family members of the foregoing, as well as security holders known to beneficially own more than five percent of our common stock and immediate family members of such security holders.

Related Transactions with Directors

In November 2007, we established a collaboration with Societe de Conseils, de Recherche et d’Applications Scientifiques SAS, a wholly owned subsidiary of Ipsen S.A., to develop biomarker and pharmacogenomic tests for patients with growth failure. We have received a total of $1.3 million under this collaboration since its inception. We are eligible to earn additional milestone payments of up to $0.5 million under this collaboration, and as yet undetermined amounts in the event that Ipsen asks us to develop and manufacture reagents for use in the clinical trials of an Ipsen product. Mr. Bélingard, one of our directors, was Chairman and Chief Executive Officer of Ipsen until October 2010.

Director Independence

The Company Board has affirmatively determined that each of the non-employee directors is independent and that each director who serves on its Committees is independent, as such term is defined by rules of NASDAQ and the SEC.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PricewaterhouseCoopers LLP (“PwC”) served as our independent registered public accountants and conducted the audit of our consolidated financial statements for each of the fiscal years ended December 26, 2009 and December 25, 2010.

The table below presents fees for professional services rendered by PwC for the audit of the Company’s consolidated financial statements for the years ended December 26, 2009 and December 25, 2010, and fees for other services rendered by PwC during those periods.

	Year Ended December 26, 2009	Year Ended December 25, 2010
Audit fees (1) (2)	$1,118,905	$1,318,445
Audit-related fees (3)	—	—
Tax fees (4)	—	$18,500
All other fees (5)	$3,000	$3,000

Total	$1,121,905	$1,339,945

(1)	Audit fees consist of fees for professional services rendered for the audit of our consolidated financial statements for the years ended December 26, 2009 and December 25, 2010 (as well as the related attestation report on the Company’s internal control over financial reporting), and the review of our interim consolidated financial statements included in Form 10-Q Quarterly Reports, and services that are normally provided by PwC in connection with statutory and regulatory filings or engagements.
(2)	The audit fee for the year ended December 26, 2009 includes $51,410 of additional fees that were agreed upon with PwC after the filing of our Annual Report on Form 10-K for the year ended December 26, 2009.
(3)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of audits or review of our financial statements.
(4)	Tax fees consist of fees billed for professional services rendered for tax compliance and advisory services.
(5)	All other fees consist of fees for products and services other than the services reported above.

Pre-Approval Policies and Procedures

Consistent with SEC policies regarding auditor independence, the Audit and Finance Committee has responsibility for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the Audit and Finance Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. Prior to engagement of the independent registered public accounting firm for the next year’s audit, the Audit and Finance Committee pre-approves services in four categories of services:

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

4. All Other Fees are those associated with services not captured in the other categories.

The Audit and Finance Committee must specifically approve the terms of the annual audit engagement and all internal control related services. The Audit and Finance Committee pre-approves specific types of services within these categories as well as maximum charges for the services. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services or increase the maximum amount of authorized charges not contemplated in the original pre-approval. In those instances, the Audit and Finance Committee must pre-approve the services before the firm is engaged or increase the authorization before approved services may be continued. All of the services for which fees were disclosed in the table above for the years ended December 26, 2009 and December 25, 2010 were pre-approved by the Audit and Finance Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	No financial statements are filed with this Annual Report on Form 10-K/A. These items were included as part of the Original Filing.

(b)	Exhibits

Exhibit Number	Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELERA CORPORATION

Date: April 25, 2011	By:	/s/ Alfred Merriweather
	Name:	Alfred Merriweather
	Title:	Senior Vice President and Chief Financial Officer