Form 10-Q
period 2011-03-26
Celera CORP
filed 2011-05-05
CIK 1428156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 26, 2011

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

Number of shares of common stock outstanding as of April 22, 2011: 82,181,869.

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

2010 Restatement

As described in the Annual Report on Form 10-K of Celera Corporation (Celera or the Company) for the year ended December 25, 2010 filed with the Securities and Exchange Commission (SEC) on March 18, 2011, Celera has restated certain financial statements and other information.

For further discussion of the effects of the 2010 restatement, see Part I, Item 1, Financial Statements, Note 2, Restatement of Previously Issued Financial Statements, of the Notes to Unaudited Condensed Consolidated Financial Statements, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 4, Controls and Procedures.

Celera Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
(Dollar amounts in thousands except per share amounts)	March 26, 2011	March 27, 2010 (As Restated)
Net Revenues
Services	$19,628	$16,609
Products	10,708	8,174
Royalties, licenses and milestones	4,452	5,671

Total Net Revenues	34,788	30,454

Cost of Sales
Services	7,359	7,296
Products	5,633	4,577

Total Cost of Sales	12,992	11,873

Gross Margin	21,796	18,581
Selling, general and administrative	20,276	22,748
Research and development	6,521	6,560
Amortization of purchased intangible assets	2,560	2,567
Employee-related charges, asset impairments and other	57	220
Legal settlement	(3,228)	—
Merger-related costs	1,998	—

Operating Loss	(6,388)	(13,514)
Interest income, net	1,012	1,223

Loss Before Income Taxes	(5,376)	(12,291)
Benefit (provision) for income taxes	80	(161)

Net Loss	$(5,296)	$(12,452)

Net Loss per Share
Basic and diluted	$(0.06)	$(0.15)

Weighted Average Shares Outstanding (in thousands)
Basic and diluted	82,115	81,975

See accompanying notes to unaudited condensed consolidated financial statements.

Celera Corporation

Condensed Consolidated Statements of Financial Position

(Unaudited)

(Dollar amounts in thousands)	At March 26, 2011	At December 25, 2010
Assets
Current assets
Cash and cash equivalents	$55,794	$34,971
Short-term investments	270,659	291,913
Accounts receivable (net of allowances for doubtful accounts of $7,960 and $8,194, respectively)	18,982	19,223
Inventories	7,951	8,910
Prepaid expenses and other current assets	11,003	10,650

Total current assets	364,389	365,667
Property, plant and equipment, net	11,389	12,190
Goodwill	116,350	116,350
Intangible assets, net	87,960	90,753
Other long-term assets	27,576	27,318

Total Assets	$607,664	$612,278

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,678	$10,027
Income taxes payable	4,082	4,132
Accrued salaries and wages	6,240	7,918
Other accrued expenses	9,885	7,364
Deferred revenue	745	1,073

Total current liabilities	29,630	30,514
Other long-term liabilities	14,479	14,291

Total Liabilities	44,109	44,805

Commitments and contingencies (refer to Note 13)

Stockholders’ Equity
Common stock: par value $0.01 per share; 300,000,000 shares authorized; 82,529,016 and 82,395,082 shares issued and 82,173,465 and 82,083,871 shares outstanding at March 26, 2011 and December 25, 2010, respectively	825	824
Preferred stock: par value $0.01 per share; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Additional paid-in capital	1,595,874	1,594,138
Accumulated other comprehensive loss	(1,992)	(1,909)
Treasury stock, at cost: 355,551 and 311,211 shares at March 26, 2011 and December 25, 2010, respectively	(2,834)	(2,558)
Accumulated net loss	(1,028,318)	(1,023,022)

Total Stockholders’ Equity	563,555	567,473

Total Liabilities and Stockholders’ Equity	$607,664	$612,278

See accompanying notes to unaudited condensed consolidated financial statements.

Celera Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
(Dollar amounts in thousands)	March 26, 2011	March 27, 2010 (As Restated)
Operating Activities
Net loss	$(5,296)	$(12,452)
Adjustments to reconcile net loss from operations to net cash provided (used) by operating activities:
Depreciation and amortization	3,898	3,994
Allowance for doubtful accounts	627	816
Employee-related charges, asset impairments and other	278	220
Share-based compensation	1,562	1,169
Deferred income taxes	189	150
Non-cash interest income	(242)	(233)
Amortization of premium on purchase of investments	998	638
Changes in operating assets and liabilities:
Accounts receivable	(386)	6,049
Inventories	959	(961)
Prepaid expenses and other assets	(408)	524
Accounts payable and other liabilities	(1,116)	(4,926)

Net Cash Provided (Used) by Operating Activities	1,063	(5,012)

Investing Activities
Additions to property, plant and equipment and intangible assets, net	(351)	(1,664)
Proceeds from maturities of available-for-sale investments	50,490	45,563
Proceeds from sales of available-for-sale investments	4,728	6,940
Purchases of available-for-sale investments	(35,006)	(46,238)

Net Cash Provided by Investing Activities	19,861	4,601

Financing Activities
Proceeds from the exercise of stock options	175	—
Taxes withheld and paid on the vesting of restricted stock	(276)	(222)

Net Cash Used by Financing Activities	(101)	(222)

Net Change in Cash and Cash Equivalents	20,823	(633)

Cash and Cash Equivalents at Beginning of Period	34,971	56,233

Cash and Cash Equivalents at End of Period	$55,794	$55,600

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 25, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2011.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of the results for the interim periods.

Merger

On March 18, 2011, Celera announced that it had entered into an Agreement and Plan of Merger, dated March 17, 2011 (as amended effective April 18, 2011, the Merger Agreement), with Quest Diagnostics Incorporated (Quest), a Delaware corporation, and Spark Acquisition Corporation (Purchaser), a Delaware corporation and a wholly owned subsidiary of Quest. Pursuant to the Merger Agreement and upon the terms and subject to the conditions thereof, on March 28, 2011, Purchaser commenced a tender offer (the Tender Offer) to acquire all of the issued and outstanding shares of the common stock of Celera for $8.00 per share, net to the holder thereof in cash (the Offer Price), without interest and subject to applicable withholding taxes. The Merger Agreement provides that, among other things, upon its terms and subject to the satisfaction or written waiver of certain conditions, following completion of the Tender Offer, and in accordance with the applicable provisions of the Delaware General Corporation Law, Purchaser will be merged with and into Celera (the Merger), with Celera continuing as the surviving corporation in the Merger.

On May 4, 2011, Quest announced that it had successfully completed the Tender Offer and accepted for payment 52.38% of the Company’s outstanding shares of common stock on a fully diluted basis.

Pursuant to an engagement letter dated March 23, 2010, the Company retained Credit Suisse as its financial advisor in connection with, among other things, the proposed merger with Quest. Under the terms of the engagement letter, the Company became obligated to pay Credit Suisse a fee upon the closing of the Tender Offer of approximately $8.8 million, of which $250,000 was paid following execution of the engagement letter and $1.0 million became payable upon the delivery of its written fairness opinion, which is included as Annex II to Schedule 14D-9, filed with the SEC on March 28, 2011.

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

2. Restatement of Previously Issued Financial Statements

As described in the Company’s Annual Report on Form 10-K for the year ended December 25, 2010, Celera has restated certain financial statements and other information. For additional details of the effects of the restatements on certain line items within the previously reported Condensed Consolidated Statement of Operations for the three months ended March 27, 2010, please refer to the following sections in the Company’s Annual Report on Form 10-K: Overview of Restatement; Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Part II, Item 8, Financial Statements and Supplementary Data, Note 3, Restatement of Previously Issued Financial Statements and Note 24, Unaudited Quarterly Financial Information.

The restatements reflect adjustments to correct errors in the Company’s classification of bad debt expense. As a result of applying Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 954, Health Care Entities (ASC 954), certain amounts that were previously included in bad debt expenses as a component of selling, general and administrative expenses, have now been correctly reflected as a reduction in revenue. The errors in classification resulted in an overstatement of consolidated revenues and of selling, general and administrative expenses.

The effect of correcting the errors on the restated Condensed Consolidated Statement of Operations for the three months ended March 27, 2010 is presented below. The restatements do not have a material impact on previously reported Condensed Consolidated Statements of Cash Flows.

Celera Corporation

Condensed Consolidated Statement of Operations

(Unaudited)

Three Months Ended March 27, 2010

(Dollar amounts in thousands except per share amounts)	As Previously Reported on Form 10-Q	Classification of Bad Debt Expenses	As Restated
Net Revenues
Services	$17,581	$(972)	$16,609
Products	8,174	—	8,174
Royalties, licenses and milestones	5,671	—	5,671

Total Net Revenues	31,426	(972)	30,454

Cost of Sales
Services	7,296	—	7,296
Products	4,577	—	4,577

Total Cost of Sales	11,873	—	11,873

Gross Margin	19,553	(972)	18,581
Selling, general and administrative	23,720	(972)	22,748
Research and development	6,560	—	6,560
Amortization of purchased intangible assets	2,567	—	2,567
Employee-related charges, asset impairments and other	220	—	220

Operating Loss	(13,514)	—	(13,514)
Interest income, net	1,223	—	1,223

Loss Before Income Taxes	(12,291)	—	(12,291)
Provision for income taxes	(161)	—	(161)

Net Loss	$(12,452)	$—	$(12,452)

Net Loss per Share
Basic and diluted	$(0.15)		$(0.15)

Weighted Average Shares Outstanding (in thousands)
Basic and diluted	81,975		81,975

3. Accounting Policies

There have been no changes to the Company’s accounting policies during the three months ended March 26, 2011, except as noted below. Refer to Note 2 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 25, 2010.

In October 2009, the FASB issued two updates to the Accounting Standards Codification (Codification) relating to revenue recognition. The first update eliminates the requirement that all undelivered elements in an arrangement with multiple deliverables have objective and reliable evidence of fair value before revenue can be recognized for items that have been delivered. The update also no longer allows use of the residual method when allocating consideration to deliverables. Instead, arrangement consideration is to be allocated to deliverables using the relative selling price method, applying a selling price hierarchy. Vendor specific objective evidence (VSOE) of selling price should be used if it exists. Otherwise, third party evidence (TPE) of selling price should be used. If neither VSOE nor TPE is available, the company’s best estimate of selling price should be used. The second update eliminates tangible products from the scope of software revenue recognition guidance when the tangible products contain software components and non-software components that function together to deliver the tangible products’ essential functionality. Both updates require expanded qualitative and quantitative disclosures. The Company adopted the provisions of the updates on December 26, 2010. Adoption of the updates did not have a material effect on the Company’s condensed consolidated financial statements.

In April 2010, the FASB issued an update to the Codification related to the milestone method of revenue recognition. The update clarifies the guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The Company adopted the provisions of the update on December 26, 2010. Adoption of the update did not have a material effect on the Company’s condensed consolidated financial statements.

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

4. Employee-Related Charges, Asset Impairments and Other

Restructurings

For the three months ended March 26, 2011, Celera recorded a net charge of $0.1 million in employee-related charges, asset impairments and other in the Condensed Consolidated Statements of Operations. This included a charge of $0.5 million for severance and related costs associated with a restructuring program that was announced in November 2010. Costs of $0.3 million and $0.2 million were recorded in the Company’s Lab Services and Corporate segments, respectively. The remaining cash expenditures associated with this program of $0.5 million are expected to be paid through March 2012. The Company expects to complete the program by the end of the second quarter of 2011.

The Company also recorded the receipt of sublease income of $0.4 million in employee-related charges, asset impairments and other in the Condensed Consolidated Statements of Operations for the three months ended March 26, 2011. The sublease income, recorded in the Company’s Corporate segment, related to excess space in a facility previously used by Paracel, Inc. (Paracel), a business Celera acquired in 2000 and closed in 2005, the cost of which had previously been expensed. The remaining net cash expenditures related to this charge are approximately $0.1 million and are expected to be paid through June 2011.

For the three months ended March 27, 2010, Celera recorded a net charge of $0.2 million in employee-related charges, asset impairments and other in the Condensed Consolidated Statements of Operations. This included a charge of $0.4 million for additional lease expenses related to a facility previously used by Paracel. The charge was recorded in Celera’s Corporate segment. Also for the three months ended March 27, 2010, Celera recorded the reversal of a previously established accrual of $0.2 million in employee-related charges, asset impairments and other in the Condensed Consolidated Statements of Operations. The reversal related to severance and related costs associated with the Company’s 2009 restructuring programs.

5. Net Loss per Share

Basic and diluted net loss per share has been computed for the three months ended March 26, 2011 and March 27, 2010 using the weighted average number of common shares outstanding for each period.

Restricted stock unit awards and stock options to acquire 5.6 million and 6.2 million shares of common stock at March 26, 2011 and March 27, 2010, respectively, have been excluded from the computations of diluted net loss per share because their effect would have been anti-dilutive.

6. Investments

All short-term investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported as a component of stockholders’ equity in the Condensed Consolidated Statements of Financial Position.

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The fair value of short-term investments and unrealized gains and losses at March 26, 2011 and December 25, 2010 were as follows:

	At March 26, 2011
(Dollar amounts in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$58.9	$0.6	$(0.1)	$59.4
U.S. government agency securities (a)	57.2	0.2	—	57.4
Non-U.S. government agency securities	25.1	0.1	—	25.2
Corporate bonds	110.0	0.7	(0.1)	110.6
Asset-backed securities	13.1	—	—	13.1
Commercial paper	5.0	—	—	5.0

Total short-term investments	$269.3	$1.6	$(0.2)	$270.7

	At December 25, 2010
(Dollar amounts in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$60.9	$0.7	$(0.1)	$61.5
U.S. government agency securities (a)	74.4	0.3	—	74.7
Non-U.S. government agency securities	29.4	0.1	—	29.5
Corporate bonds	117.5	0.7	(0.2)	118.0
Asset-backed securities	8.3	—	(0.1)	8.2

Total short-term investments	$290.5	$1.8	$(0.4)	$291.9

(a)	U.S. government agency securities include corporate bonds that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).

There were no realized gains and losses associated with short-term investments for the three months ended March 26, 2011 and March 27, 2010.

The following tables show the fair value and the gross unrealized losses for investments that were in an unrealized loss position at March 26, 2011 and December 25, 2010 aggregated by asset class and by the length of time that the individual securities have been in a continuous loss position.

	At March 26, 2011
	Less Than 12 Months		12 Months or Greater		Total
(Dollar amounts in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$4.4	$(0.1)	$—	$—	$4.4	$(0.1)
Corporate bonds	50.0	(0.1)	—	—	50.0	(0.1)

Total	$54.4	$(0.2)	$—	$—	$54.4	$(0.2)

	At December 25, 2010
	Less Than 12 Months		12 Months or Greater		Total
(Dollar amounts in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$9.9	$(0.1)	$—	$—	$9.9	$(0.1)
Corporate bonds	58.1	(0.2)	—	—	58.1	(0.2)
Asset-backed securities	6.7	(0.1)	—	—	6.7	(0.1)

Total	$74.7	$(0.4)	$—	$—	$74.7	$(0.4)

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

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Company evaluated its short-term investment portfolio and concluded that there had been no decline in market value at March 26, 2011 that was considered to be other-than-temporary.

Total unrealized losses of $0.2 million in the investment portfolio at March 26, 2011 were due to market movements and fluctuations in interest rates and have been recorded in accumulated other comprehensive loss in the Condensed Consolidated Statements of Financial Position. Management does not believe the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of March 26, 2011. At that date, the Company had no intention to sell these investments and believes it is more-likely-than-not that it will not be required to sell these investments before recovery of their amortized cost basis.

The following table summarizes the contractual maturities of available-for-sale securities at March 26, 2011:

(Dollar amounts in millions)	At March 26, 2011
Less than one year	$108.2
Due in one-to-two years	99.6
Due in two-to-five years	62.9

Total	$270.7

Securities classified as trading totaling $8.5 million at March 26, 2011 and $8.2 million at December 25, 2010 have been recorded at fair value with realized and unrealized gains and losses included in net loss in the Condensed Consolidated Statements of Operations. These securities, representing the deferred compensation and excess savings plan assets, are recorded in prepaid expenses and other current assets in the Condensed Consolidated Statements of Financial Position. The related deferred compensation and excess savings plan liabilities are recorded at fair value in other long-term liabilities in the Condensed Consolidated Statements of Financial Position. Included in net loss are unrealized net holding gains of $0.2 million and $0.1 million for the three months ended March 26, 2011 and March 27, 2010, respectively. These gains are offset by changes in fair value of the related liability.

Minority equity investments classified as available-for-sale totaling $0.4 million at March 26, 2011 and at December 25, 2010, are included in other long-term assets in the Condensed Consolidated Statements of Financial Position. These investments are carried at fair value with unrealized gains and losses reported as a component of stockholders’ equity in the Condensed Consolidated Statements of Financial Position. Included in comprehensive loss is a net unrealized holding loss of less than $0.1 million for the three months ended March 26, 2011 and net unrealized holding gains of $2.9 million for the three months ended March 27, 2010.

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

The following table sets forth the Company’s financial assets that were accounted for at fair value at March 26, 2011 and at December 25, 2010:

	Fair Value at March 26, 2011 Using
(Dollar amounts in millions)	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$59.4	$59.4	$—	$—
U.S. government agency securities (a)	57.4	—	57.4	—
Non-U.S. government agency securities	25.2	—	25.2	—
Corporate bonds	110.6	—	110.6	—
Asset-backed securities	13.1	—	13.1	—
Commercial paper	5.0	—	5.0	—

Short-term investments	270.7	59.4	211.3	—
Cash equivalents	45.7	45.7	—	—
Publicly traded common stock	0.4	0.4	—	—
Deferred compensation and excess savings plan assets	8.5	8.5	—	—

Total assets measured at fair value	$325.3	$114.0	$211.3	$—

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Fair Value at December 25, 2010 Using
(Dollar amounts in millions)	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$61.5	$61.5	$—	$—
U.S. government agency securities (a)	74.7	—	74.7	—
Non-U.S. government agency securities	29.5	—	29.5	—
Corporate bonds	118.0	—	118.0	—
Asset-backed securities	8.2	—	8.2	—

Short-term investments	291.9	61.5	230.4	—
Cash equivalents	18.7	18.7	—	—
Publicly traded common stock	0.4	0.4	—	—
Deferred compensation and excess savings plan assets	8.2	8.2	—	—

Total assets measured at fair value	$319.2	$88.8	$230.4	$—

(a)	U.S. government agency securities include corporate bonds that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).

Cash equivalents typically consist of money market funds and instruments with remaining maturities of three months or less at the date of purchase. Publicly traded common stock represents minority equity investments which are included in other long-term assets in the Condensed Consolidated Statements of Financial Position. Deferred compensation and excess savings plan assets, totaling $8.5 million at March 26, 2011, have been classified as trading and have been recorded at fair value with realized gains and losses included in net loss. These assets are included in prepaid expenses and other current assets in the Condensed Consolidated Statements of Financial Position. The related deferred compensation and excess savings plan liabilities are recorded at fair value in other long-term liabilities in the Condensed Consolidated Statements of Financial Position. Changes in fair value are recorded in net loss where they offset the gains and losses recorded for the related assets.

8. Inventories

Inventories included the following components at March 26, 2011 and December 25, 2010:

(Dollar amounts in millions)	At March 26, 2011	At December 25, 2010
Raw materials and supplies	$3.6	$4.4
Work-in-process	1.1	1.3
Finished products	3.3	3.2

Total inventories	$8.0	$8.9

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

9. Goodwill and Intangible Assets

The gross carrying amount of goodwill in each of the Company’s reporting units at March 26, 2011 was as follows:

(Dollar amounts in millions)	At March 26, 2011
Reportable Segment
Lab Services	$103.0
Products	11.0
Corporate	2.3

Total	$116.3

There has been no change to the goodwill balance since December 25, 2010.

The gross carrying amount and changes in accumulated amortization of intangible assets other than goodwill at March 26, 2011 were as follows:

Gross Carrying Amount
(Dollar amounts in millions)	at March 26, 2011
Amortized intangible assets:
Customer relationships	$85.2
Acquired technology	17.6
Patents and licenses	13.7
Other	1.8

Total amortized intangible assets	118.3
Unamortized intangible assets:
Trade names	6.9
Total	$125.2

There has been no change to the gross carrying amount of intangible assets since December 25, 2010.

		Accumulated Amortization
(Dollar amounts in millions)	Weighted Average Life	At March 26, 2011	Additions	At December 25, 2010
Amortized intangible assets:
Customer relationships	13	$26.9	$1.9	$25.0
Acquired technology	8	7.6	0.6	7.0
Patents and licenses	15	2.1	0.2	1.9
Other	5	0.6	—	0.6

Total		$37.2	$2.7	$34.5

In connection with the acquisition of BHL in October 2007, trade names were acquired that were determined to be indefinitely lived. The Company conducts its annual impairment analysis for indefinite lived intangible assets during the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that an asset may be impaired.

Aggregate intangible asset amortization expense was $2.7 million for the three months ended March 26, 2011, of which $2.5 million related to acquisition-related intangible assets and is recorded in amortization of purchased intangible assets in the Condensed Consolidated Statements of Operations. The amortization of patents and licenses is recorded in cost of sales in the Condensed Consolidated Statements of Operations.

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

10. Other Balance Sheet Accounts

The following table summarizes the major components of selected accounts in the Condensed Consolidated Statements of Financial Position:

(Dollar amounts in millions)	At March 26, 2011	At December 25, 2010
Other long-term assets:
Receivable from Abbott (a)	$26.9	$26.7
Minority equity investments	0.4	0.4
Other	0.3	0.2

Other long-term assets	$27.6	$27.3

Other long-term liabilities:
Deferred compensation	$8.5	$8.2
Deferred tax liability	4.1	3.9
Other	1.9	2.2

Other long-term liabilities	$14.5	$14.3

(a)	Following the termination of the Abbott strategic alliance effective October 1, 2008, the Company’s total net investment in the alliance was converted to a long-term receivable from Abbott with a then present value of $24.8 million. The receivable from Abbott at March 26, 2011 includes $2.1 million accretion of discount.

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

For the three months ended March 26, 2011, 30,756 restricted stock units and 50,000 options were granted to employees under the Celera Corporation 2008 Stock Incentive Plan. The fair value of the options granted was estimated at the date of grant using the following weighted average assumptions:

Three Months Ended March 26, 2011
Expected option term in years	5.0
Volatility	51.5%
Risk-free interest rate	2.1%
Expected dividends	0.0%
Weighted average fair value per option granted	$2.95

Share-based compensation expense for the three months ended March 26, 2011 and March 27, 2010 was $1.6 million and $1.2 million, respectively.

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

12. Income Taxes

Benefit for income taxes of $0.1 million was recorded for the three months ended March 26, 2011. The benefit was primarily due to the release of a reserve, partially offset by an increase in the deferred tax liability associated with the acquisition of Atria in October 2007. Provision for income taxes of $0.2 million was recorded for the three months ended March 27, 2010. The provision was primarily the result of an increase in the deferred tax liability associated with the acquisition of Atria in October 2007.

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

Legal Proceedings

2011 Securities Litigation

Delaware Court of Chancery Cases (New Orleans, Ariel and Henderson)

During March 2011, the following putative class action lawsuits were filed in the Delaware Court of Chancery: New Orleans Employees Retirement System v. Ayers, et al. (filed on March 22, 2011), Ariel Holdings LLC v. Ayers, et al. (filed on March 24, 2011) and Henderson, et al. v. Ayers, et al. (filed on March 29, 2011) (together, the Delaware Complaints). The Delaware Complaints named as defendants the members of the Company’s Board of Directors (the Company Board), as well as the Company, Quest and Purchaser. The plaintiffs in the Delaware Complaints alleged that members of the Company Board breached their fiduciary duties to the Company’s stockholders in connection with the Tender Offer and the Merger, and further claimed that Quest aided and abetted those alleged breaches of fiduciary duty. The Delaware Complaints alleged that the Tender Offer and the Merger involve an unfair price, an inadequate sales process and unreasonable deal protection devices and that defendants agreed to the transactions to benefit themselves personally. The Delaware Complaints sought compensatory damages and injunctive relief, including to enjoin the Tender Offer and the Merger, and an award of attorneys’ and other fees and costs, in addition to other relief. On April 1, 2011, the Delaware Complaints were consolidated into one as In re Celera Corporation Shareholder Litigation, Consolidated C.A. No. 6304-VCP (the Amended Delaware Complaint).

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

On April 1, 2011, a verified consolidated amended class action complaint was filed in the Amended Delaware Complaint, which superseded the existing complaints pending in the Delaware Court of Chancery, and named as defendants the members of the Company Board, as well as the Company, Quest and Purchaser. The Amended Delaware Complaint alleged that the members of the Company Board breached their fiduciary duties to the Company’s stockholders in connection with the Tender Offer and the Merger, and further claimed that the Company, Quest and Purchaser aided and abetted those alleged breaches of fiduciary duty. The Amended Delaware Complaint alleged that the Tender Offer and Merger between the Company and Quest involves an unfair price, an inadequate sales process and unreasonable deal protection devices and that defendants agreed to the transactions to benefit themselves personally. The Amended Delaware Complaint further alleged that the Company’s Schedule 14D-9 filed with the SEC on March 28, 2011 (the Schedule 14D-9) failed to fully and fairly disclose all material information relating to the background of the Tender Offer, the Company’s financial projections, and the fairness opinion of Credit Suisse directed to the Company Board. The Amended Delaware Complaint sought compensatory damages and injunctive relief, including to enjoin the Tender Offer and Merger, and an award of attorneys’ and other fees and costs, in addition to other relief.

Alameda County Superior Court Cases (Lauver, Hobby and Wolf)

During March 2011, the following putative class action lawsuits were filed in the Alameda County Superior Court: Lauver v. Celera Corp., et al. (filed on March 23, 2011), Hobby v. Celera Corp., et al. (filed on March 23, 2011) and Eric Wolf v. Celera Corporation, et al., (filed on March 29, 2011) (together, the Alameda County Complaints). The Lauver and Wolf complaints named as defendants the members of the Company Board, the Company, Quest and Purchaser. The Hobby complaint named as defendants the members of the Company Board, the Company and Quest. The Alameda County Complaints alleged that the Company and its directors breached their fiduciary duties to the Company’s stockholders in connection with the Tender Offer and the Merger, and further claimed that Quest aided and abetted those alleged breaches of fiduciary duty. The Alameda County Complaints alleged that the Tender Offer and the Merger involve an unfair price, an inadequate sales process and unreasonable deal protection devices and that defendants agreed to the transactions to benefit themselves personally. The Lauver complaint further alleged that the Company’s Schedule 14D-9 failed to disclose material information relating to the Company’s financial forecasts, the fairness opinion of Credit Suisse directed to the Company Board, and the background of the Tender Offer and the Merger. The Wolf complaint further alleged that the fairness opinion of Credit Suisse directed to the Company Board was materially false and misleading. The Alameda County Complaints sought injunctive relief, including to enjoin the Tender Offer and the Merger, and an award of attorneys’ and other fees and costs, in addition to other relief. On April 5, 2011, the Alameda Superior Court consolidated the Alameda County Complaints as Lauver v. Ordoñez, et al.

Settlement of Delaware Court of Chancery and Alameda County Superior Court Cases

On April 18, 2011, the Company and other defendants entered into a memorandum of understanding (the MOU) with the parties to the actions pending in the Delaware Court of Chancery and the three cases pending in the Alameda County Superior Court consolidated as Lauver v. Ordoñez, et al., pursuant to which the Company and such parties agreed in principle, and subject to certain conditions, to settle those stockholder lawsuits. Subject to approval of the Delaware Court of Chancery and further definitive documentation, the MOU establishes a framework to resolve the allegations by the settling plaintiffs against the Company and other defendants in connection with the Tender Offer and the Merger Agreement and contemplates a release and settlement by the Company’s stockholders of all claims against the Company and other defendants and their affiliates and agents in connection with the Tender Offer and the Merger Agreement (including release of those claims brought in the non-settling actions). In exchange for the release and settlement, pursuant to the terms of the MOU, the parties agreed, after arm’s length discussions, that (i) the Company would provide certain additional disclosures in an amendment to the Schedule 14D-9, (ii) the Company, Quest and Purchaser would amend the Merger Agreement, (iii) the Company would release third parties currently subject to confidentiality agreements with the Company from any standstill restrictions contained in such agreements and (iv) the Company would file a Current Report on Form 8-K and related press release disclosing the amendment of the Merger Agreement and the terms of the MOU. The Company filed the foregoing Current Report on Form 8-K on April 18, 2011. The settlement is also contingent upon, among other things, consummation of the Tender Offer and the Merger. As part of the settlement, the Company agreed that counsel to the plaintiffs in the settling actions established a right to an award of attorneys’ fees and expenses based upon the benefits that the settlement provided to the class, which award would be paid by the Company or its successors. It is not possible to estimate at this time what amount of fees and expenses may be awarded by the court. In the event that the settlement is not approved or otherwise does not become final, the Company will resume its vigorous defense of the actions.

On May 2, 2011, BVF Partners L.P. filed a Notice of Intention to Object to Proposed Settlement with the Delaware Court of Chancery indicating its intent to object to approval of the proposed settlement, to seek appraisal for their shares, and to seek to opt-out of the proposed settlement, if approved by the court.

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

McCreary, Andal and Korngold Cases

On April 1, 2011, a putative class action lawsuit captioned McCreary v. Celera Corp., et al. was filed in the United States District Court for the Northern District of California. The complaint names as defendants the members of the Company Board, as well as the Company, Quest and Purchaser. The plaintiff alleges that the Company and its directors violated sections 14(d)(4) and 14(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act) by filing a materially misleading Schedule 14D-9, that the Company’s directors breached their fiduciary duties to the Company’s stockholders in connection with the Tender Offer and the Merger, and further claims that the Company and Quest aided and abetted those alleged breaches of fiduciary duty. The complaint alleges that the Tender Offer and Merger involves an unfair price, an inadequate sales process and unreasonable deal protection devices, that the Company’s directors agreed to the transactions to benefit themselves personally, and that the Schedule 14D-9 fails to adequately disclose information relating to the opinion provided by Credit Suisse to the Company Board. The complaint seeks injunctive relief, including to enjoin the Tender Offer and Merger, and an award of attorneys’ and other fees and costs, in addition to other relief. On April 13, 2011, the United States District Court for the Northern District of California entered an order staying the McCreary case pending the resolution of the consolidated class action pending in the Delaware Court of Chancery.

On April 11, 2011, a putative class action lawsuit captioned Andal v. Celera Corp., et al., was filed in the United States District Court for the Northern District of California. The complaint names as defendants the members of the Company Board, as well as the Company, Quest and Purchaser. The plaintiff alleges that the Company and its directors violated section 14(e) of the Exchange Act by filing a materially misleading Schedule 14D-9, that the Company’s directors breached their fiduciary duties to the Company’s stockholders in connection with the Tender Offer and the Merger, that Quest, the Company and its directors aided and abetted those alleged breaches of fiduciary duty, and further claims that the Company and its directors violated section 20(a) of the Exchange Act by aiding and abetting those alleged breaches of fiduciary duty. The complaint alleges that the Tender Offer and Merger between the Company and Quest involves an unfair price, an inadequate sales process and unreasonable deal protection devices, that defendants agreed to the transactions to benefit themselves personally, and that the Schedule 14D-9 fails to adequately disclose information relating to the opinion provided by Credit Suisse to the Company Board. The complaint seeks injunctive relief, including to enjoin the Tender Offer and Merger, and an award of attorneys’ and other fees and costs, in addition to other relief.

On April 7, 2011, a putative class action lawsuit captioned Korngold v. Ayers, et al., was filed in the Alameda County Superior Court. The complaint names as defendants the members of the Company Board, as well as the Company, Quest and Purchaser. The plaintiff alleges that the Company’s directors breached their fiduciary duties to the Company’s stockholders in connection with the Tender Offer and the Merger, and that Quest and Purchaser aided and abetted those alleged breaches of fiduciary duty. The complaint alleges that the Tender Offer and Merger between the Company and Quest involves an unfair price, an inadequate sales process and unreasonable deal protection devices, and that defendants agreed to the transactions to benefit themselves personally. The complaint seeks compensatory damages and injunctive relief, including to enjoin the Tender Offer and Merger, and an award of attorneys’ and other fees and costs, in addition to other relief.

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Company will continue to vigorously defend the McCreary, Andal and Korngold cases, including by asserting that the release contained in the MOU encompasses all claims asserted in those actions.

2010 Securities Litigation

On June 14, 2010, a purported class action captioned Washtenaw County Employees’ Retirement System v. Celera Corporation was filed in the United States District Court for the Northern District of California against Celera and certain of its directors and current and former officers. On September 23, 2010, the court appointed a lead plaintiff and renamed the action In re Celera Corp. Securities Litigation. An amended complaint was filed on October 15, 2010. The amended complaint alleged that, from April 24, 2008, through July 22, 2009, the defendants set inadequate allowances for doubtful accounts, concealed the extent to which Celera’s accounts receivable were impaired, and made other false and misleading statements regarding the Company’s business and financial results with an intent to defraud investors. The amended complaint sought unspecified damages on behalf of an alleged class of purchasers of the Company’s stock during the period in which the alleged misrepresentations were made, as well as an award to the lead plaintiff of its costs and attorneys’ fees. On March 24, 2011, pursuant to the parties’ stipulation, the Court ordered the lead plaintiff to file a second amended complaint on or before May 6, 2011. Celera believes that plaintiffs’ claims are without merit and intends to vigorously defend the action.

On July 2, 2010, and July 9, 2010, two stockholder derivative actions, captioned Kahn v. Ordoñez and Greenberg v. Ordoñez, respectively, were filed in the United States District Court for the Northern District of California. The two actions were consolidated into a single action on September 23, 2010, captioned In re Celera Corp. Derivative Litigation. On April 22, 2011, plaintiffs in the consolidated action filed an amended complaint. The amended complaint alleges that certain current and former Celera officers and directors breached their fiduciary duties by allowing the Company to set inadequate allowances for doubtful accounts, conceal the extent to which the Company’s accounts receivable were impaired, and make other allegedly false and misleading statements regarding the Company’s business and financial results. The action seeks to recover damages on behalf of Celera against the director and officer defendants, an award to plaintiffs of their costs and attorneys’ fees, and other appropriate relief. Celera believes that plaintiffs lack standing to pursue litigation on behalf of Celera.

Health Diagnostic Laboratory, Inc.

On January 14, 2010, BHL filed a lawsuit in the United States District Court for the Eastern District of Virginia against Health Diagnostic Laboratory, Inc. (HDL), Blue Wave Healthcare Consultants, Inc. (Blue Wave) and seven former employees of BHL. In the litigation, BHL sought injunctive relief and damages for contractual, tort and statutory claims against the defendants, including claims for misappropriation of trade secrets and tortious interference with BHL’s client relationships. On April 22, 2010, the Company announced that BHL had settled the litigation. The settlement agreement provides for the payment by HDL to BHL of an aggregate amount of approximately $7.1 million to be made in a series of payments in 2010 and 2011. BHL received approximately $3.9 million in 2010, with the balance of $3.2 million owed in 2011, of which $2.4 million has been received. The settlement agreement also provides for HDL to pay BHL an additional amount in 2011 based on samples HDL received during 2010 from an agreed upon set of healthcare providers. BHL received $0.8 million in March 2011 and $0.6 million in April 2011 relating to the additional payment.

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

Other Matters

Lab Services revenue for the three months ended June 26, 2010 did not include approximately $1.9 million for additional testing performed on samples previously received and processed by BHL because the Company was reviewing these orders, and similar orders associated with approximately $2.2 million of revenue from earlier periods. The Company has subsequently determined that a significant number of these orders may not have supported payor requirements for amounts billed to, and reimbursements received from, federal healthcare programs and certain other payors. The Company expects to refund approximately $2.3 million to the affected third-party payors and a liability for this amount is included in accounts payable in the Condensed Consolidated Statement of Financial Position at March 26, 2011. There can be no assurance that the affected payors will not make additional claims for monies, including penalties, or will not seek other remedies, any of which could harm the Company’s operating results and financial condition. The Company is unable at this time to determine the likelihood that affected payors may pursue such claims or remedies and, accordingly, it cannot determine what effect, if any, these contingencies will have on its results of operations.

14. Comprehensive Loss

The components of comprehensive loss for the three months ended March 26, 2011 and March 27, 2010, net of any related tax effects, are as follows:

	Three Months Ended
(Dollar amounts in millions)	March 26, 2011	March 27, 2010
Net loss	$(5.3)	$(12.5)
Other comprehensive (loss) income:
Unrealized (loss) gain on minority equity investments	(0.1)	2.9

Comprehensive loss	$(5.4)	$(9.6)

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

Assets, including purchased intangible assets, are allocated to their respective segments, except for cash, cash equivalents and short-term investments which are allocated to the Corporate segment. All amortization of purchased intangible assets, $2.5 million and $2.6 million for the three months ended March 26, 2011 and March 27, 2010, respectively, is allocated to the Corporate segment.

Celera Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The above items included in the respective reporting segments are consistent with the financial information provided to the Company’s chief operating decision maker.

The following table provides information concerning the segments for the three months ended March 26, 2011 and March 27, 2010:

(Dollar amounts in millions)	Lab Services	Products	Corporate	Elimination of Intersegment Sales	Total
Three months ended March 26, 2011
Revenues from external customers	$19.3	$13.2	$2.3	$—	$34.8
Intersegment revenues (a)	—	0.6	—	(0.6)	—

Total net revenues	19.3	13.8	2.3	(0.6)	34.8

Operating income (loss)	2.3	4.0	(12.7)	—	(6.4)
Interest income, net	—	—	1.0	—	1.0

Income (loss) before income taxes	$2.3	$4.0	$(11.7)	$—	$(5.4)

Total assets	$180.4	$82.0	$345.3	$—	$607.7
Depreciation and amortization	0.4	0.3	3.2	—	3.9

Three months ended March 27, 2010
Revenues from external customers	$16.6	$9.9	$4.0	$—	$30.5
Intersegment revenues (a)	—	0.6	—	(0.6)	—

Total net revenues	16.6	10.5	4.0	(0.6)	30.5

Operating (loss) income	(4.6)	1.5	(10.4)	—	(13.5)
Interest income, net	—	—	1.2	—	1.2

(Loss) income before income taxes	$(4.6)	$1.5	$(9.2)	$—	$(12.3)

Total assets	$191.7	$82.5	$350.8	$—	$625.0
Depreciation and amortization	0.6	0.1	3.3	—	4.0

(a)	Sales from Products to Lab Services.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following management’s discussion and analysis is to provide an overview of the business of Celera to help facilitate an understanding of significant factors influencing our historical operating results, financial condition, and liquidity and also to convey our expectations of the potential impact of known trends, events, or uncertainties that may impact our future results. The following should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) on March 18, 2011. Historical results and percentage relationships are not necessarily indicative of operating results for future periods. In this Quarterly Report on Form 10-Q, references to “Celera,” the “Company,” “we,” “us” and “our” mean Celera Corporation and its consolidated subsidiaries, except where the context otherwise requires that the term means only Celera Corporation.

2010 Restatement

As discussed in Part I, Item 1, Financial Statements, 2010 Restatement on page 4 and further described in Part I, Item 1, Financial Statements, Note 1, The Company and Nature of Operations, of the Notes to Unaudited Condensed Consolidated Financial Statements, we have restated certain financial statements and other information.

In this Quarterly Report on Form 10-Q, we are reporting net revenues of $30.5 million and selling, general and administrative expenses of $22.7 million for the three months ended March 27, 2010, compared to $31.4 million and $23.7 million, respectively, included in our Quarterly Report on Form 10-Q filed with the SEC on May 5, 2010. These changes are as a result of the restatement.

As a result of the restatement, readers should no longer rely on our previously filed financial statements and other financial information for the year ended June 30, 2008, the six months ended December 27, 2008, the year ended December 26, 2009, each quarter in the year ended December 26, 2009 and the first three quarters in the year ended December 25, 2010.

Merger

On March 18, 2011, we announced that we had entered into an Agreement and Plan of Merger, dated March 17, 2011 (as amended effective April 18, 2011, the Merger Agreement), with Quest Diagnostics Incorporated (Quest), a Delaware corporation, and Spark Acquisition Corporation (Purchaser), a Delaware corporation and a wholly owned subsidiary of Quest. Pursuant to the Merger Agreement and upon the terms and subject to the conditions thereof, on March 28, 2011, Purchaser commenced a tender offer (the Tender Offer) to acquire all of the issued and outstanding shares of the common stock of Celera for $8.00 per share, net to the holder thereof in cash (the Offer Price), without interest and subject to applicable withholding taxes. The Merger Agreement provides that, among other things, upon its terms and subject to the satisfaction or written waiver of certain conditions, following completion of the Tender Offer, and in accordance with the applicable provisions of the Delaware General Corporation Law, Purchaser will be merged with and into Celera (the Merger), with Celera continuing as the surviving corporation in the Merger.

On May 4, 2011, Quest announced that it had successfully completed the Tender Offer and accepted for payment 52.38% of the Company’s outstanding shares of common stock on a fully diluted basis.

Pursuant to an engagement letter dated March 23, 2010, we retained Credit Suisse as our financial advisor in connection with, among other things, the proposed merger with Quest. Under the terms of the engagement letter, we became obligated to pay Credit Suisse a fee upon the closing of the Tender Offer of approximately $8.8 million, of which $250,000 was paid following execution of the engagement letter and $1.0 million became payable upon the delivery of its written fairness opinion, which is included as Annex II to Schedule 14D-9, filed with the SEC on March 28, 2011.

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

Business Developments

In April, the U.S. Food and Drug Administration sent a decision letter to Celera stating that the Pre-Market Approval (PMA) application the Company submitted for its KIF6 Genotyping Assay was not approvable without major amendment. The letter stated that the clinical data and peer-reviewed publications submitted in support of the PMA are insufficient to demonstrate the safety and effectiveness of the device for its proposed intended use. Further, the FDA stated that it believes that the approach to demonstrate the safety and effectiveness of the KIF6 Genotyping Assay for the intended indications would be to collect additional data on clinical utility, which could include conducting a prospective, randomized, controlled clinical trial. Celera has requested a meeting with the agency to discuss the deficiencies cited in the letter as well as next steps toward seeking approval of the KIF6 Genotyping Assay.

Results of Operations

The following discussion and analysis relates to our results of operations for the three months ended March 26, 2011 and March 27, 2010. The selected financial information contained in the table below should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes.

	Three Months Ended
(Dollar amounts in millions)	March 26, 2011	March 27, 2010	% Change
Net revenues	$34.8	$30.5	14%
Cost of sales	13.0	11.9	9%

Gross margin	21.8	18.6	17%
Selling, general and administrative	20.3	22.7	(11%)
Research and development	6.5	6.6	(2%)
Amortization of purchased intangible assets	2.5	2.6	(4%)
Employee-related charges, asset impairments and other	0.1	0.2	(50%)
Legal settlement	(3.2)	—	—
Merger-related costs	2.0	—	—

Operating loss	(6.4)	(13.5)	(53%)
Interest income, net	1.0	1.2	(17%)

Loss before income taxes	(5.4)	(12.3)	(56%)
Benefit (provision) for income taxes	0.1	(0.2)	(150%)

Net loss	$(5.3)	$(12.5)	(58%)

The following table summarizes the components of our net revenues from external customers by segment:

	Three Months Ended
(Dollar amounts in millions)	March 26, 2011	March 27, 2010	% Change
Lab Services	$19.3	$16.6	16%
Products	13.2	9.9	33%
Corporate	2.3	4.0	(43%)

Net revenues	$34.8	$30.5	14%

The following table summarizes our operating income (loss) by segment:

	Three Months Ended
(Dollar amounts in millions)	March 26, 2011	March 27, 2010	% Change
Lab Services	$2.3	$(4.6)	(150%)
Products	4.0	1.5	167%
Corporate	(12.7)	(10.4)	22%

Operating loss	$(6.4)	$(13.5)	(53%)

Three Months Ended March 26, 2011 Compared to Three Months Ended March 27, 2010

Revenues

Revenues for our Lab Services segment for the three months ended March 26, 2011 increased by $2.7 million compared to the three months ended March 27, 2010. The increase was primarily due to a higher average price per sample, partially offset by lower sample volume, which declined approximately 4% year over year.

Revenues for our Products segment for the three months ended March 26, 2011 increased by $3.3 million compared to the three months ended March 27, 2010. The increase was primarily due to higher sales of Celera manufactured products distributed by Abbott and increased royalties from sales of RealTimeTM assays used on the m2000TM system.

Corporate revenues, which primarily consist of royalties, licenses and milestones, decreased by $1.7 million for the three months ended March 26, 2011 compared to the three months ended March 27, 2010. The decrease was due primarily to lower licensing revenue, including the completion of payments from three licensees in the first quarter of 2010, and lower royalty revenue received from a licensee.

Gross Margin

Gross margin for the three months ended March 26, 2011 increased by $3.2 million compared to the three months ended March 27, 2010 primarily as a result of the increase in net revenues. Gross margin as a percentage of net revenue increased to 63% for the three months ended March 26, 2011 from 61% for the three months ended March 27, 2010, primarily as a result of the increased price per sample in our Lab Services segment, and increased royalty revenue in our Products segment.

Operating Expenses

SG&A expenses decreased by $2.4 million for the three months ended March 26, 2011 compared to the prior year quarter. The decrease was primarily due to lower employee-related costs in our Lab Services segment and lower professional and consulting fees in our Corporate and Products segments.

Research and development expenses decreased by $0.1 million for the three months ended March 26, 2011 compared to the prior year quarter primarily due to the completion of certain discovery research projects, and associated lower employee-related costs in our Corporate segment.

The amortization of purchased intangible assets for the three months ended March 26, 2011 and March 27, 2010 related to our acquisitions of BHL and Atria Genetics, Inc. (Atria) in 2007.

For the three months ended March 26, 2011, we recorded a net charge of $0.1 million in employee-related charges, asset impairments and other. This included a charge of $0.5 million for severance and related costs associated with the restructuring program that we announced in November 2010, of which $0.3 million related to our Lab Services segment and $0.2 million related to our Corporate segment. We also recorded the receipt of sublease income of $0.4 million, recorded in our Corporate segment, related to excess space in a facility previously used by Paracel, Inc. (Paracel), a business Celera acquired in 2000 and closed in 2005, the cost of which had previously been expensed.

For the three months ended March 27, 2010, we recorded a net charge of $0.2 million in employee-related charges, asset impairments and other. This included a charge of $0.4 million for additional lease expenses related to a facility previously used by Paracel. The charge was recorded in our Corporate segment. Also for the three months ended March 27, 2010, we recorded the reversal of a previously established accrual of $0.2 million in employee-related charges, asset impairments and other. The reversal, which was primarily recorded in our Lab Services segment, related to severance and related costs associated with our 2009 restructuring activities.

We received cash payments of $3.2 million, recorded in legal settlement, during the three months ended March 26, 2011 related to our settlement with Health Diagnostic Laboratory, Inc. (HDL), which we recorded in our Lab Services segment. A further $0.6 million was received in April 2011 and payment of an additional $0.8 million is expected to be received in 2011.

We incurred costs of $2.0 million during the three months ended March 26, 2011 in our Corporate segment related to our proposed merger with Quest.

Operating Income (Loss)

Our Lab Services segment had operating income of $2.3 million for the three months ended March 26, 2011 compared to an operating loss of $4.6 million for the three months ended March 27, 2010. This was primarily due to an increase in revenue, a reduction in SG&A expenses and proceeds from the HDL settlement. These changes are further described above.

Our Products segment had operating income of $4.0 million for the three months ended March 26, 2011 compared to $1.5 million for the three months ended March 27, 2010. This change was primarily due to an increase in revenue and a decrease in SG&A expenses, as described above.

Our Corporate segment had an operating loss of $12.7 million for the three months ended March 26, 2011 compared to $10.4 million for the three months ended March 27, 2010. This change was primarily due to a decrease in revenue and merger-related costs, partially offset by decreased SG&A expenses, as described above.

Interest Income, Net

Interest income, net for the three months ended March 26, 2011 decreased $0.2 million compared with the prior year quarter primarily due to lower interest rates. Interest income, net for the three months ended March 26, 2011 and the three months ended March 27, 2010 included $0.2 million related to the long-term receivable from Abbott.

Benefit (Provision) for Income Taxes

We recorded a tax benefit of $0.1 million for the three months ended March 26, 2011, primarily due to the release of a reserve, partially offset by an increase in the deferred tax liability associated with the acquisition of Atria in 2007.

We recorded a tax provision of $0.2 million for the three months ended March 27, 2010, primarily due to an increase in the deferred tax liability associated with the acquisition of Atria in 2007.

Discussion of Financial Resources and Liquidity

We had cash and cash equivalents and short-term investments of $326.5 million at March 26, 2011 and $326.9 million at December 25, 2010. We believe that existing funds are adequate to satisfy our normal operating cash flow needs and planned capital expenditures for at least the next twelve months.

The following table summarizes the components of our financial resources at March 26, 2011 and December 25, 2010:

(Dollar amounts in millions)	At March 26, 2011	At December 25, 2010
Cash and cash equivalents	$55.8	$35.0
Short-term investments	270.7	291.9

Total cash and cash equivalents and short-term investments	$326.5	$326.9

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

The overall decrease of cash and cash equivalents and short-term investments for the three months ended March 27, 2010 was due to additions to property, plant and equipment of $0.4 million and $0.3 million of payments to satisfy tax obligations on the vesting of restricted stock, partially offset by cash provided by operations, excluding the amortization of the premium on purchase of investments, of $0.1 million and proceeds from the exercise of stock options of $0.2 million.

Net cash flows for the three months ended March 26, 2011 and March 27, 2010 were as follows:

	Three Months Ended
(Dollar amounts in millions)	March 26, 2011	March 27, 2010
Net cash provided (used) by operating activities	$1.1	$(5.0)
Net cash provided by investing activities	19.8	4.6
Net cash used by financing activities	(0.1)	(0.2)

Net change in cash and cash equivalents	$20.8	$(0.6)

Operating activities

For the three months ended March 26, 2011, net cash provided by operating activities of $1.1 million consisted of income-related cash inflow of $2.0 million, partially offset by changes in operating assets and liabilities of $0.9 million. Income-related cash flow represents the net loss for the period adjusted for non-cash charges related to depreciation and amortization, allowance for doubtful accounts, employee-related charges, asset impairments and other, share-based compensation, deferred income taxes, non-cash interest income and amortization of premium on purchase of investments.

The changes in operating assets and liabilities for the three months ended March 26, 2011 were due to a decrease of $1.1 million in accounts payable and other liabilities caused primarily by the timing of payments, an increase in prepaid expenses and other assets of $0.4 million, and an increase in accounts receivable of $0.4 million, partially offset by a decrease in inventories of $1.0 million.

For the three months ended March 27, 2010, net cash used by operating activities of $5.0 million consisted of income-related cash outflow of $5.7 million, partially offset by changes in operating assets and liabilities of $0.7 million.

The changes in operating assets and liabilities for the three months ended March 27, 2010 were due to a decrease of $4.9 million in accounts payable and other liabilities caused primarily by the timing of bonus payments and the payment of a previously accrued legal settlement, and an increase in inventories of $1.0 million, partially offset by a decrease of $6.1 million in accounts receivable due primarily to collections in our Lab Services and Products segments, and a decrease of $0.5 million in prepaid expenses and other assets.

Investing activities

For the three months ended March 26, 2011, net cash provided by investing activities of $19.9 million was primarily due to proceeds from the maturity and sale of available-for-sale investments exceeding the purchases of available-for-sale investments by $20.3 million, partially offset by additions to property, plant and equipment, net of $0.4 million, which included $0.3 million for the purchase of software and $0.1 million for the purchase of machinery and equipment.

For the three months ended March 27, 2010, net cash provided by investing activities of $4.6 million was primarily due to proceeds from the maturity and sale of available-for-sale investments exceeding the purchases of available-for-sale investments by $6.3 million, partially offset by additions to property, plant and equipment and intangible assets, net of $1.7 million, which included $1.1 million for the purchase of machinery and equipment, $0.3 million for leasehold improvements and $0.3 million for the purchase of a technology license.

Financing activities

For the three months ended March 26, 2011, the net cash used by financing activities of $0.1 million related primarily to payments made to satisfy tax obligations on the vesting of restricted stock, partially offset by proceeds from the exercise of stock options.

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

At March 26, 2011 and March 27, 2010, we had no off-balance sheet arrangements or obligations.

Critical Accounting Estimates

There have been no material changes to our critical accounting policies and estimates from the disclosures made in Management’s Discussion and Analysis of Financial Conditions and Results of Operations included in our Annual Report on Form 10-K for the year ended December 25, 2010 filed with the SEC on March 18, 2010.

Recent Accounting Pronouncements

Refer to Note 3 to our unaudited condensed consolidated financial statements for a description of the effect of recently adopted accounting pronouncements.

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

We manage our interest rate risk by maintaining an investment portfolio generally consisting of debt instruments of high credit quality and relatively short maturities. As of March 26, 2011, our cash, cash equivalents and short-term investments were invested in a diversified, liquid portfolio of corporate bonds, treasury and agency securities, as well as asset-backed securities and money market instruments.

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

We do not hedge our equity positions in other companies or our short-term investments. Our exposure on these instruments is limited to changes in quoted market prices. For marketable equity securities, a reasonably possible decline in market prices of approximately 10% in the near term would result in a decrease in their fair value of less than $0.1 million.

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

Background

As previously disclosed under Part II — Item 9A — Controls and Procedures in the Company’s Annual Report on Form 10-K for the year ended December 25, 2010, management concluded that the Company’s internal control over financial reporting was not effective as of December 25, 2010 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) due to a material weakness related to the application of FASB Accounting Standards Codification Topic 954, Health Care Entities (ASC 954). This material weakness resulted in the restatement of financial statement line items and related financial disclosures in the Company’s previously issued consolidated financial statements.

The Company’s management has been actively engaged in the implementation of remediation efforts to address the material weakness. For a complete description of management’s remediation plan, see Part II — Item 9A — Controls and Procedures in the Company’s Annual Report on Form 10-K for the year ended December 25, 2010.

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act), as of March 26, 2011. Based on that evaluation and the material weakness referenced above, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 26, 2011.

Progress on Plan for Remediation

Management has been actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness related to the application of ASC 954. These remediation efforts, outlined below, are intended both to address the identified material weakness and to enhance the Company’s overall financial control environment. During the three months ended March 26, 2011, the following changes to our internal control over financial reporting were made to address the material weakness:

•	the Company’s accounting policy associated with BHL’s revenue recognition has been revised to incorporate the guidance provided for under ASC 954;

•

a thorough review has been undertaken of the Company’s policies and procedures for analyzing and ensuring the appropriate classification and reporting of unreimbursed and uncollectible charges for services; and

•	training of personnel has been implemented related to the tracking and recording of unreimbursed and uncollectible charges for services in accordance with ASC 954.

Management has not yet completed its remediation efforts and any remediation actions put in place must be effective over a period of time, fully documented and tested. As of the end of the three months ended March 26, 2011, management was still in the process of implementing and testing the remediation actions, including the implementation of a new billing system with enhanced tracking and reporting functionality.

Changes in Internal Control Over Financial Reporting

As a result of the remediation efforts noted above, there were changes in the Company’s internal control over financial reporting during the three months ended March 26, 2011 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to legal actions to which we are a party, we may be required under our separation agreement with Life Technologies to indemnify Life Technologies for damages, costs and other liabilities incurred by Life Technologies relating to existing and future lawsuits, arbitrations, investigations, and other legal actions to which Life Technologies is or may become a party, to the extent related to our business. For more information, see Note 13 to our unaudited condensed consolidated financial statements and the section entitled “Risk Factors — Our separation agreement with Life Technologies requires us to indemnify Life Technologies for specified liabilities, including liabilities relating to the Celera business, specified litigation and one-half of any liabilities resulting from the split-off.”

Securities Litigation

2011 Securities Litigation

Delaware Court of Chancery Cases (New Orleans, Ariel and Henderson)

During March 2011, the following putative class action lawsuits were filed in the Delaware Court of Chancery: New Orleans Employees Retirement System v. Ayers, et al. (filed on March 22, 2011), Ariel Holdings LLC v. Ayers, et al. (filed on March 24, 2011) and Henderson, et al. v. Ayers, et al. (filed on March 29, 2011) (together, the Delaware Complaints). The Delaware Complaints named as defendants the members of the Company’s Board of Directors (the Company Board), as well as the Company, Quest and Purchaser. The plaintiffs in the Delaware Complaints alleged that members of the Company Board breached their fiduciary duties to the Company’s stockholders in connection with the Tender Offer and the Merger, and further claimed that Quest aided and abetted those alleged breaches of fiduciary duty. The Delaware Complaints alleged that the Tender Offer and the Merger involve an unfair price, an inadequate sales process and unreasonable deal protection devices and that defendants agreed to the transactions to benefit themselves personally. The Delaware Complaints sought compensatory damages and injunctive relief, including to enjoin the Tender Offer and the Merger, and an award of attorneys’ and other fees and costs, in addition to other relief. On April 1, 2011, the Delaware Complaints were consolidated into one as In re Celera Corporation Shareholder Litigation, Consolidated C.A. No. 6304-VCP (the Amended Delaware Complaint).

On April 1, 2011, a verified consolidated amended class action complaint was filed in the Amended Delaware Complaint, which superseded the existing complaints pending in the Delaware Court of Chancery, and named as defendants the members of the Company Board, as well as the Company, Quest and Purchaser. The Amended Delaware Complaint alleged that the members of the Company Board breached their fiduciary duties to the Company’s stockholders in connection with the Tender Offer and the Merger, and further claimed that the Company, Quest and Purchaser aided and abetted those alleged breaches of fiduciary duty. The Amended Delaware Complaint alleged that the Tender Offer and Merger between the Company and Quest involves an unfair price, an inadequate sales process and unreasonable deal protection devices and that defendants agreed to the transactions to benefit themselves personally. The Amended Delaware Complaint further alleged that the Company’s Schedule 14D-9 filed with the SEC on March 28, 2011 (the Schedule 14D-9) failed to fully and fairly disclose all material information relating to the background of the Tender Offer, the Company’s financial projections, and the fairness opinion of Credit Suisse directed to the Company Board. The Amended Delaware Complaint sought compensatory damages and injunctive relief, including to enjoin the Tender Offer and Merger, and an award of attorneys’ and other fees and costs, in addition to other relief.

Alameda County Superior Court Cases (Lauver, Hobby and Wolf)

During March 2011, the following putative class action lawsuits were filed in the Alameda County Superior Court: Lauver v. Celera Corp., et al. (filed on March 23, 2011), Hobby v. Celera Corp., et al. (filed on March 23, 2011) and Eric Wolf v. Celera Corporation, et al., (filed on March 29, 2011) (together, the Alameda County Complaints). The Lauver and Wolf complaints named as defendants the members of the Company Board, the Company, Quest and Purchaser. The Hobby complaint named as defendants the members of the Company Board, the Company and Quest. The Alameda County Complaints alleged that the Company and its directors breached their fiduciary duties to the Company’s stockholders in connection with the Tender Offer and the Merger, and further claimed that Quest aided and abetted those alleged breaches of fiduciary duty. The Alameda County Complaints alleged that the Tender Offer and the Merger involve an unfair price, an inadequate sales process and unreasonable deal protection devices and that defendants agreed to the transactions to benefit themselves personally. The Lauver complaint further alleged that the Company’s Schedule 14D-9 failed to disclose material information relating to the Company’s financial forecasts, the fairness opinion of Credit Suisse directed to the Company Board, and the background of the Tender Offer and the Merger. The Wolf complaint further alleged that the fairness opinion of Credit Suisse directed to the Company Board was materially false and misleading. The Alameda County Complaints sought injunctive relief, including to enjoin the Tender Offer and the Merger, and an award of attorneys’ and other fees and costs, in addition to other relief. On April 5, 2011, the Alameda Superior Court consolidated the Alameda County Complaints as Lauver v. Ordoñez, et al.

Settlement of Delaware Court of Chancery and Alameda County Superior Court Cases

On April 18, 2011, the Company and other defendants entered into a memorandum of understanding (the MOU) with the parties to the actions pending in the Delaware Court of Chancery and the three cases pending in the Alameda County Superior Court consolidated as Lauver v. Ordoñez, et al., pursuant to which the Company and such parties agreed in principle, and subject to certain conditions, to settle those stockholder lawsuits. Subject to approval of the Delaware Court of Chancery and further definitive documentation, the MOU establishes a framework to resolve the allegations by the settling plaintiffs against the Company and other defendants in connection with the Tender Offer and the Merger Agreement and contemplates a release and settlement by the Company’s stockholders of all claims against the Company and other defendants and their affiliates and agents in connection with the Tender Offer and the Merger Agreement (including release of those claims brought in the non-settling actions). In exchange for the release and settlement, pursuant to the terms of the MOU, the parties agreed, after arm’s length discussions, that (i) the Company would provide certain additional disclosures in an amendment to the Schedule 14D-9, (ii) the Company, Quest and Purchaser would amend the Merger Agreement, (iii) the Company would release third parties currently subject to confidentiality agreements with the Company from any standstill restrictions contained in such agreements and (iv) the Company would file a Current Report on Form 8-K and related press release disclosing the amendment of the Merger Agreement and the terms of the MOU. The Company filed the foregoing Current Report on Form 8-K on April 18, 2011. The settlement is also contingent upon, among other things, consummation of the Tender Offer and the Merger. As part of the settlement, the Company agreed that counsel to the plaintiffs in the settling actions established a right to an award of attorneys’ fees and expenses based upon the benefits that the settlement provided to the class, which award would be paid by the Company or its successors. It is not possible to estimate at this time what amount of fees and expenses may be awarded by the court. In the event that the settlement is not approved or otherwise does not become final, the Company will resume its vigorous defense of the actions.

On May 2, 2011, BVF Partners L.P. filed a Notice of Intention to Object to Proposed Settlement with the Delaware Court of Chancery indicating its intent to object to approval of the proposed settlement, to seek appraisal for their shares, and to seek to opt-out of the proposed settlement, if approved by the court.

McCreary, Andal and Korngold Cases

On April 1, 2011, a putative class action lawsuit captioned McCreary v. Celera Corp., et al. was filed in the United States District Court for the Northern District of California. The complaint names as defendants the members of the Company Board, as well as the Company, Quest and Purchaser. The plaintiff alleges that the Company and its directors violated sections 14(d)(4) and 14(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act) by filing a materially misleading Schedule 14D-9, that the Company’s directors breached their fiduciary duties to the Company’s stockholders in connection with the Tender Offer and the Merger, and further claims that the Company and Quest aided and abetted those alleged breaches of fiduciary duty. The complaint alleges that the Tender Offer and Merger between the Company and Quest involves an unfair price, an inadequate sales process and unreasonable deal protection devices, that the Company’s directors agreed to the transactions to benefit themselves personally, and that the Schedule 14D-9 fails to adequately disclose information relating to the opinion provided by Credit Suisse to the Company Board. The complaint seeks injunctive relief, including to enjoin the Tender Offer and Merger, and an award of attorneys’ and other fees and costs, in addition to other relief. On April 13, 2011, the United States District Court for the Northern District of California entered an order staying the McCreary case pending the resolution of the consolidated class action pending in the Delaware Court of Chancery.

On April 11, 2011, a putative class action lawsuit captioned Andal v. Celera Corp., et al., was filed in the United States District Court for the Northern District of California. The complaint names as defendants the members of the Company Board, as well as the Company, Quest and Purchaser. The plaintiff alleges that the Company and its directors violated section 14(e) of the Exchange Act by filing a materially misleading Schedule 14D-9, that the Company’s directors breached their fiduciary duties to the Company’s stockholders in connection with the Tender Offer and the Merger, that Quest, the Company and its directors aided and abetted those alleged breaches of fiduciary duty, and further claims that the Company and its directors violated section 20(a) of the Exchange Act by aiding and abetting those alleged breaches of fiduciary duty. The complaint alleges that the Tender Offer and Merger between the Company and Quest involves an unfair price, an inadequate sales process and unreasonable deal protection devices, that defendants agreed to the transactions to benefit themselves personally, and that the Schedule 14D-9 fails to adequately disclose information relating to the opinion provided by Credit Suisse to the Company Board. The complaint seeks injunctive relief, including to enjoin the Tender Offer and Merger, and an award of attorneys’ and other fees and costs, in addition to other relief.

On April 7, 2011, a putative class action lawsuit captioned Korngold v. Ayers, et al., was filed in the Alameda County Superior Court. The complaint names as defendants the members of the Company Board, as well as the Company, Quest and Purchaser. The plaintiff alleges that the Company’s directors breached their fiduciary duties to the Company’s stockholders in connection with the Tender Offer and the Merger, and that Quest and Purchaser aided and abetted those alleged breaches of fiduciary duty. The complaint alleges that the Tender Offer and Merger between the Company and Quest involves an unfair price, an inadequate sales process and unreasonable deal protection devices, and that defendants agreed to the transactions to benefit themselves personally. The complaint seeks compensatory damages and injunctive relief, including to enjoin the Tender Offer and Merger, and an award of attorneys’ and other fees and costs, in addition to other relief.

The Company will continue to vigorously defend the McCreary, Andal and Korngold cases, including by asserting that the release contained in the MOU encompasses all claims asserted in those actions.

2010 Securities Litigation

On June 14, 2010, a purported class action captioned Washtenaw County Employees’ Retirement System v. Celera Corporation was filed in the United States District Court for the Northern District of California against Celera and certain of its directors and current and former officers. On September 23, 2010, the court appointed a lead plaintiff and renamed the action In re Celera Corp. Securities Litigation. An amended complaint was filed on October 15, 2010. The amended complaint alleged that, from April 24, 2008, through July 22, 2009, the defendants set inadequate allowances for doubtful accounts, concealed the extent to which Celera’s accounts receivable were impaired, and made other false and misleading statements regarding the Company’s business and financial results with an intent to defraud investors. The amended complaint sought unspecified damages on behalf of an alleged class of purchasers of the Company’s stock during the period in which the alleged misrepresentations were made, as well as an award to the lead plaintiff of its costs and attorneys’ fees. On March 24, 2011, pursuant to the parties’ stipulation, the Court ordered the lead plaintiff to file a second amended complaint on or before May 6, 2011. Celera believes that plaintiffs’ claims are without merit and intends to vigorously defend the action.

On July 2, 2010, and July 9, 2010, two stockholder derivative actions, captioned Kahn v. Ordoñez and Greenberg v. Ordoñez, respectively, were filed in the United States District Court for the Northern District of California. The two actions were consolidated into a single action on September 23, 2010, captioned In re Celera Corp. Derivative Litigation. On April 22, 2011, plaintiffs in the consolidated action filed an amended complaint. The amended complaint alleges that certain current and former Celera officers and directors breached their fiduciary duties by allowing the Company to set inadequate allowances for doubtful accounts, conceal the extent to which the Company’s accounts receivable were impaired, and make other allegedly false and misleading statements regarding the Company’s business and financial results. The action seeks to recover damages on behalf of Celera against the director and officer defendants, an award to plaintiffs of their costs and attorneys’ fees, and other appropriate relief. Celera believes that plaintiffs lack standing to pursue litigation on behalf of Celera.

Health Diagnostic Laboratory, Inc.

On January 14, 2010, BHL filed a lawsuit in the United States District Court for the Eastern District of Virginia against Health Diagnostic Laboratory, Inc. (HDL), Blue Wave Healthcare Consultants, Inc. (Blue Wave) and seven former employees of BHL. In the litigation, BHL sought injunctive relief and damages for contractual, tort and statutory claims against the defendants, including claims for misappropriation of trade secrets and tortious interference with BHL’s client relationships. On April 22, 2010, we announced that BHL had settled the litigation. The settlement agreement provides for the payment by HDL to BHL of an aggregate amount of approximately $7.1 million to be made in a series of payments in 2010 and 2011. We received approximately $3.9 million in 2010, with the balance of $3.2 million owed in 2011, of which $2.4 million has been received. The settlement agreement also provides for HDL to pay BHL an additional amount in 2011 based on samples HDL received during 2010 from an agreed upon set of healthcare providers. We received $0.8 million in March 2011 and $0.6 million in April 2011 relating to the additional payment.

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

The following information sets forth facts that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time. The risk factors set forth below include all changes to, and supersede, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 25, 2010.

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

There is intense competition among healthcare, diagnostic, and biotechnology companies attempting to develop new diagnostic products. We are aware of competitors who are engaged in research and development projects that address the same diseases that we are targeting. Our Products business competes with companies in the U.S. and abroad that are engaged in the development and commercialization of products and services that provide genetic information. These companies may develop products or services that are competitive with, and could be more effective and/or cost-effective than, the diagnostic products offered by us or our collaborators or licensees, such as analyte specific reagents (ASRs), diagnostic test kits, or diagnostic testing services that perform the same or similar purposes as our or our collaborators’ or licensees’ diagnostic products. Key competitors for our leading products include Luminex Corporation and Hologic, Inc. for our cystic fibrosis products, Siemens for our ViroSeq® HIV-1 Genotyping System, F. Hoffmann-La Roche, Ltd., Siemens and Qiagen for the m2000™ system and assays, and Life Technologies for our HLA products. Also, clinical laboratories may offer testing services that are competitive with the diagnostic products sold by us or our collaborators or licensees. For example, a clinical laboratory can use either reagents purchased from manufacturers other than us, or their own internally developed reagents, to provide diagnostic testing services. In this manner, clinical laboratories could offer testing services for a particular disease as an alternative to purchasing diagnostic products sold by us or our collaborators or licensees for use in their testing of the same disease. The testing services offered by clinical laboratories may be easier and more cost-effective to develop and market than test kits developed by us or our collaborators or licensees because the testing services are not subject to the same clinical validation requirements that are applicable to the FDA cleared or approved diagnostic test kits. For example, clinical reference laboratories such as Laboratory Corporation of America Holdings, or LabCorp, and Quest offer laboratory-developed tests that compete with our ViroSeq® HIV-1 Genotyping System.

In addition, BHL’s clinical laboratory testing services, and its associated disease monitoring, management, and educational services compete primarily with existing diagnostic, detection and monitoring technologies and disease management service companies. In particular, many clinical reference laboratories, including LabCorp, Sonic Healthcare Limited, Mayo Medical Laboratories, Quest, and other regional laboratory companies, offer clinical testing services using a traditional lipid panel test, which is simpler to perform and less expensive than BHL’s more extensive and proprietary lipid fractionation and related cardiovascular bio-marker tests, and which is widely accepted as an adequate test for assessing and managing risk of cardiovascular disease. Also, other companies, including Atherotech, Inc., LipoScience, Inc. and Boston Heart Lab Corporation currently provide alternative methods for lipoprotein subclass analysis using different technologies than BHL’s testing services. Other competitors to BHL in the cardiovascular disease testing and management market are HDL and Cleveland HeartLab. Many of BHL’s actual or potential competitors have longer operating histories, better name recognition and greater financial, technical, sales, marketing, and distribution capabilities than BHL has. These competitors also may have more experience in research and development, billing and collections, regulatory matters and manufacturing. Many of these companies, particularly those selling the traditional lipid panel test, offer tests or services that have been approved for third-party reimbursement. BHL’s current or potential competitors may use, or develop in the future, technologies that are superior to, or more effective than, BHL’s, which could make BHL’s tests noncompetitive or obsolete.

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

The activities of the parties identified in our settled litigation with HDL have adversely affected and may continue to adversely affect BHL’s business.

In 2010, we settled litigation with HDL, Blue Wave Healthcare Consultants, Inc. and certain former employees of BHL. Among other things, the settlement agreement contains prohibitions on HDL and the individuals named in the litigation from performing lab testing services for healthcare providers that were BHL customers during the latter half of 2009. This restriction has recently expired. The settlement agreement also prohibited HDL, Blue Wave and the individuals named in the litigation from soliciting or hiring BHL employees for a defined period. This restriction has also recently expired. The activities of the parties identified in the litigation have adversely affected and may continue to adversely affect BHL’s business due to lost business from accounts serviced by the former sales representatives identified in the litigation and the lapse of the restrictions noted above.

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

As discussed in our Annual Report on Form 10-K filed with the SEC on March 18, 2011, we determined that, because of errors identified in our previously issued consolidated financial statements for the year ended June 30, 2008, the six months ended December 27, 2008, the year ended December 26, 2009, each quarter in the year ended December 26, 2009 and the first three quarters in the year ended December 25, 2010, we restated our previously issued consolidated financial statements, including the quarterly data for the years ended December 26, 2009 and December 25, 2010 and our selected financial data for the relevant periods. As a result of the restatement, we have become subject to a number of additional risks and uncertainties. For example, we have incurred substantial unanticipated costs for accounting and legal fees in connection with the restatement. Although the restatement is complete, we expect to continue to incur increased accounting and legal costs. In addition, as a result of the restatement, we may become subject to lawsuits or administrative proceedings. We may incur substantial defense costs regardless of the outcome of these actions, and insurance and indemnification may not be sufficient to cover the losses we may incur. Likewise, such events would cause a diversion of our management’s time and attention. If we do not prevail in one or more of these actions, we could be required to pay substantial damages or settlement costs, which could harm our operating results and financial condition.

Management’s determination that a material weakness exists in our internal control over financial reporting and our disclosure controls and procedures could have a material adverse impact on us.

We are required to maintain internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles. We are also required to maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. In Part I, Item 4 of this Quarterly Report on Form 10-Q, management reports that a material weakness exists in our internal control over financial reporting, principally that the Company did not have effective controls to provide assurance as to the appropriate application of ASC 954 with respect to the classification and timely recognition of unreimbursed and uncollectible charges for services. Due to this material weakness, management concluded that the Company’s internal control over financial reporting was not effective as of March 26, 2011. Management has also concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 26, 2011 because of the material weakness in internal control over financial reporting that has been identified.

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

As of March 26, 2011, we had $116.3 million of goodwill on our balance sheet. This amount primarily represents the remaining excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At March 26, 2011, we also had $88.0 million of intangible assets, net on our balance sheet. As a result of a combination of factors, including broad economic pressures, and the effects of changing business conditions, an interim impairment review for goodwill and long-lived assets was triggered during 2009, resulting in a charge of $15.7 million. Our stock price is a significant factor in assessing our fair value for purposes of the goodwill impairment assessment. If our market capitalization remains below our carrying value for a sustained period, we may determine that our long-lived assets are further impaired. Valuation of our long-lived assets requires us to make assumptions including forecasted revenue and operating costs, discount rates and other variables. These and other assumptions are used to forecast future cash flows. If actual market conditions differ or our forecasts change, we may be required to assess long-lived assets and could record an additional impairment charge. If we are required to record an additional impairment charge relating to goodwill or long-lived assets, such charges could harm our business, financial condition and results of operations.

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

In nine previously published peer-reviewed articles on genetic studies of KIF6, including four prospective randomized clinical trials of statin therapy (CARE, WOSCOPS, PROSPER, and PROVE IT), KIF6 carriers had greater risk for coronary heart disease (CHD) and received greater benefit from pravastatin therapy (or from high-dose atorvastatin compared with pravastatin in the PROVE IT trial) than did noncarriers. However, our scientific discoveries of an association between KIF6 or certain other genetic variants and risk for disease or drug response may not be replicated in studies by other investigators. As examples, a publication in 2010 in the Journal of the American College of Cardiology stated that the KIF6 gene variant did not associate with coronary artery disease, or CAD, or with nonfatal myocardial infarction in a combined analysis of 19 case-control studies and was accompanied by an editorial that questioned the usefulness of KIF6 testing. Previously, a publication described a case control study (the Ottawa Heart Study) in which the KIF6 gene variant did not associate with CAD or with nonfatal myocardial infarction in subjects with CAD. Two recent papers in peer-reviewed publications on the JUPITER clinical trial (Justification for use of Statins in primary Prevention, an Intervention Trial Evaluating Rosuvastatin) and the Heart Protection Study (HPS), and two posters presented at the annual meeting of the American College of Cardiology in April 2011, provided new information relative to KIF6 that differed in several important respects from the above-mentioned genetic studies. For example, in March 2011, the Journal of the American College of Cardiology published a study of KIF6 in the HPS that compared simvastatin versus placebo in patients with prior cardiovascular disease, noncoronary vascular disease, diabetes, or hypertension. In HPS, KIF6 carriers received a significant reduction of both major coronary and stroke events from simvastatin therapy and noncarriers did not receive a significant reduction in stroke events. However, in contrast to previous genetic studies, KIF6 noncarriers treated with simvastatin had significantly reduced cardiovascular events. Like the HPS results, the JUPITER results suggested that KIF6 carriers do not receive preferential cardiovascular event reduction from treatment with every statin.

Non-replication might be due to a variety of reasons including studies of different design, studies that enroll different types of patients, or studies that compare different drugs. Other reasons include: studies that are statistically under-powered to find such an association; limitations common to case-control studies, such as the absence of fatal myocardial infarctions in cases; analysis of a different clinical phenotype (such as coronary stenosis in CAD, or non-coronary vascular events in MVE) than was done in prior studies; the absence of clinical information on underlying drug use in the case control patients; statin treatment of all HPS subjects during the run-in phase and statin use in the placebo arm; and potentially different effects of different statins on KIF6 noncarriers. Reports on non-association or non-replication, and other negative press regarding our diagnostic products and testing services, whatever the cause, may negatively affect the acceptance of our diagnostic products and testing services by the medical community, customers and regulators, and could harm our operating results and financial condition.

Our business could be adversely impacted by CMS’s adoption of new coding for molecular genetic tests.

A substantial number of our molecular diagnostic tests require multiple CPT codes for billing purposes. In October 2010, the American Medical Association CPT Editorial Panel approved 27 new analyte specific codes (and are considering approximately 100 additional codes in 2011) to describe several molecular genetic tests that currently require multiple CPT codes for billing purposes. The new codes could replace the current codes for payors, including Medicare, beginning January 1, 2012. Reimbursement levels for the new codes have yet to be determined. If reimbursement levels for the new codes do not recognize the value of the molecular genetic tests, or codes cannot be secured for our molecular genetic tests, our operating results and financial condition could be harmed.

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

The historical financial information for the year ended June 30, 2008 included in our Annual Report on Form 10-K for the year ended December 25, 2010 filed with the SEC on March 18, 2011, may not reflect what our results of operations, financial position and cash flows would have been had we been an independent entity during the period. This is because, in part, the financial information reflects allocations for services provided to Celera by Life Technologies. These allocations may not reflect the costs we incur for similar or incremental services as an independent entity.

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

In April 2011, the FDA sent a decision letter stating that the PMA application we submitted for our KIF6 Genotyping Assay was not approvable without major amendment. The letter stated that the clinical data and peer-reviewed publications submitted in support of the PMA are insufficient to demonstrate the safety and effectiveness of the device for its proposed intended use. Further, the FDA stated that it believes that the approach to demonstrate the safety and effectiveness of the KIF6 Genotyping Assay for the intended indications would be to collect additional data on clinical utility, which could include conducting a prospective, randomized, controlled clinical trial. We have requested a meeting with the agency to discuss the deficiencies cited in the letter as well as next steps toward seeking approval of the KIF6 Genotyping Assay. There can be no assurance that approval will be received, in which case we will not be able to sell the KIF6 Genotyping Assay as an in vitro diagnostic product.

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

Our common stock issued in the split-off traded publicly for the first time following the split-off. The market price of our common stock from July 1, 2008 through March 26, 2011 has been volatile, ranging from a high of $17.56 to a low of $5.03.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

This table provides information about our purchases of Celera Corporation common stock during the three months ended March 26, 2011:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
December 26, 2010 - January 22, 2011	12,930	$6.09	—	—
January 23, 2011 - February 19, 2011	7,578	6.19	—	—
February 20, 2011 - March 26, 2011	23,832	6.30	—	—

Total	44,340	$6.22	—	—

(1)	During the three months ended March 26, 2011, we repurchased 44,340 shares of our common stock, at an average price of $6.22, to satisfy tax obligations upon the vesting of restricted stock under the 2008 Stock Incentive Plan. We may make similar repurchases in the future to satisfy employee tax obligations upon the vesting of restricted stock.

ITEM 6.	Exhibits

EXHIBIT NO.	DOCUMENT

2.1	Agreement and Plan of Merger, dated as of March 17, 2011, by and among Celera Corporation, Quest Diagnostics Incorporated and Spark Acquisition Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated as of March 17, 2011, File No. 001-34116).

2.2	Amendment to Agreement and Plan of Merger, effective as of April 18, 2011, by and among Quest Diagnostics Incorporated, Spark Acquisition Corporation and Celera Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated as of April 18, 2011, File No. 001-34116).

10.1+	Fourth Amendment to Lease, dated as of February 15, 2011, by and between Celera Corporation and SKS Harbor Bay Associates, LLC.

10.2#	Amendment No. 1 to the Celera Corporation Executive Change in Control Plan, as amended and restated effective December 1, 2010 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated as of March 17, 2011, File No. 001-34116).

10.3*	Letter Agreement, dated as of March 17, 2011, by and among Celera Corporation, Abbott Molecular Inc. and Abbott Laboratories (incorporated by reference to Exhibit (e)(3) to the Company’s Schedule 14D-9 filed on March 28, 2011, File No. 005-84124).

31.1+	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2+	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates filed herewith.

#	Management contract or compensatory plan or arrangement.

*	Certain information in this document has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been granted by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELERA CORPORATION

/s/ KATHY ORDOÑEZ
Name:	Kathy Ordoñez
Title:	Chief Executive Officer
Date:	May 5, 2011

/s/ ALFRED MERRIWEATHER
Name:	Alfred Merriweather
Title:	Chief Financial Officer
Date:	May 5, 2011